Form 10-K
period 1993-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1994-02-24
CIK 847903, 83612

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993
                            ------------------------
                           RJR NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                   1-10215                     13-3490602
     (State or other           (Commission file      (I.R.S. Employer Identification
     jurisdiction of                number)                        No.)
     incorporation or
      organization)

                               RJR NABISCO, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                   1-6388                      56-0950247
     (State or other           (Commission file      (I.R.S. Employer Identification
     jurisdiction of                number)                        No.)
     incorporation or
      organization)

                          1301 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10019
                                 (212) 258-5600
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of RJR Nabisco Holdings Corp. and RJR
                                 Nabisco, Inc.)
                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                                    NAME OF EACH                                                   NAME OF EACH
                                                    EXCHANGE ON                                                    EXCHANGE ON
               TITLE OF EACH CLASS                  WHICH REGISTERED                 TITLE OF EACH CLASS           WHICH REGISTERED
- --------------------------------------------------  -------------     -------------------------------------------  -------------
RJR NABISCO HOLDINGS CORP.                                               7 3/8% Sinking Fund Debentures, Due
 Common Stock, par value $.01 per share                New York            February 1, 2001                               New York
 $.835 Depositary Shares                               New York          7 5/8% Notes due September 15, 2003              New York
 Series B Depositary Shares                            New York          8 5/8% Notes due 2002                            New York
RJR NABISCO, INC.                                                        8% Notes due 2000                                New York
 Subordinated Discount Debentures due                                    9 1/4% Debentures due 2013                       New York
  May 15, 2001                                         New York          8 3/4% Notes due 2005                            New York
 15% Payment-in-Kind Subordinated Debentures due
  May 15, 2001                                         New York        SUBSIDIARIES OF THE REGISTRANTS
 13 1/2% Subordinated Debentures due May 15, 2001      New York         Nabisco, Inc.
 10 1/2% Senior Notes due 1998                         New York          7 3/4% Sinking Fund Debentures Due May 1, 2001   New York
  8.30% Senior Notes due April 15, 1999                New York          7 3/4% Sinking Fund Debentures Due
  8.75% Senior Notes due April 15, 2004                New York            November 1, 2003                               New York
                                                                         Standard Brands Incorporated
                                                                         7 3/4% Sinking Fund Debentures, due May 1, 2001  New York

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF RJR NABISCO HOLDINGS CORP. ON JANUARY 31, 1994 WAS APPROXIMATELY $4.9 BILLION. CERTAIN AFFILIATES OF KKR ASSOCIATES AND DIRECTORS OF RJR NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF RJR NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JANUARY 31, 1994:

RJR NABISCO HOLDINGS CORP.: 1,138,110,712 SHARES OF COMMON STOCK, PAR VALUE,
    $.01 PER SHARE
RJR NABISCO, INC.:2,566.07515 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER SHARE
                            ------------------------
RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED
DISCLOSURE FORMAT.
                            ------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF RJR NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1994 ARE
INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX


                                                                                                                  PAGE
                                                                                                               -----------
PART I
Item 1.       Business.......................................................................................           1
                   (a) General Development of Business.......................................................           1
                   (b) Financial Information about Industry Segments.........................................           2
                   (c) Narrative Description of Business.....................................................           2
                           Tobacco...........................................................................           2
                           Food..............................................................................           8
                           Other Matters.....................................................................          11
                   (d) Financial Information about Foreign and Domestic Operations                                     13
                           and Export Sales..................................................................
Item 2.       Properties.....................................................................................          13
Item 3.       Legal Proceedings..............................................................................          13
Item 4.       Submission of Matters to a Vote of Security Holders............................................          13
              Executive Officers of the Registrants..........................................................          14
PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters..........................          16
Item 6.       Selected Financial Data........................................................................          17
Item 7.       Management's Discussion and Analysis of Financial Condition and                                          19
                Results of Operations........................................................................
Item 8.       Financial Statements and Supplementary Data....................................................          29
Item 9.       Changes in and Disagreements with Accountants on Accounting and                                          29
                Financial Disclosure.........................................................................
PART III
Item 10.      Directors and Executive Officers of the Registrants............................................          30
Item 11.      Executive Compensation.........................................................................          30
Item 12.      Security Ownership of Certain Beneficial Owners and Management.................................          30
Item 13.      Certain Relationships and Related Transactions.................................................          30
PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          31

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

     RJR Nabisco Holdings Corp. ("Holdings") was organized as a Delaware corporation in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), a Delaware limited partnership, to effect the acquisition of RJR Nabisco, Inc. ("RJRN"), which was completed on April 28, 1989 (the "Acquisition"). As a result of the Acquisition, RJRN became an indirect, wholly owned subsidiary of Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly owned subsidiary of Holdings. The business of Holdings is conducted through RJRN. Holdings and RJRN are referred to herein collectively as the "Registrants".

     RJRN's operating subsidiaries comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by the Nabisco Foods Group ("NFG"), the largest manufacturer and marketer of cookies and crackers. Tobacco operations outside the United States are conducted by R. J. Reynolds Tobacco International, Inc. ("Tobacco International") and food operations outside the United States and Canada are conducted by Nabisco International, Inc. ("Nabisco International"). NFG and Nabisco International are sometimes referred to herein collectively as "Nabisco". Together, RJRT's and Tobacco International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America and certain other international markets. For financial information with respect to RJRN's industry segments, lines of business and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the consolidated financial statements, and the related notes thereto, of Holdings and RJRN as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 (the "Consolidated Financial Statements").

     RJRN was incorporated in 1970 and can trace its origins back to the formation of R. J. Reynolds Tobacco Company in 1875. Activities were confined to the tobacco industry until the 1960's, when diversification led to investments in transportation, energy and food. With the acquisition of Del Monte Corporation ("Del Monte") in 1979, RJRN began to concentrate its focus on consumer products. This strategy led to the acquisition of Nabisco Brands, Inc. in 1985. RJRN today conducts its tobacco line of business through RJRT and Tobacco International and its food line of business through NFG and Nabisco International.

     In recent years the Registrants have completed a number of acquisitions within these lines of business. These included the 1992 acquisitions of (i) the assets of New York Style Bagel Chip Company, Inc., the country's leading producer and marketer of bagel chips and pita chips; (ii) Plush Pippin Corporation, a leading regional supplier of frozen pies to in-store supermarket bakeries; (iii) Stella D'oro Biscuit Co., Inc., a New York based specialty bakery ("Stella D'oro") which manufactures breadsticks, breakfast biscuits, specialty cakes, pastries and snacks; and (iv) the Now & Later confection brand, a fruit chewy taffy product. In 1992, the Registrants also acquired Industrias Alimenticias Maguary S.A., Brazil's largest producer and marketer of packaged fruit-based beverages, Lance S.A. de C.V., one of Mexico's leading biscuit and pasta manufacturers, and six food and pet food businesses in Mexico in exchange for Nabisco International's previous minority interest in a joint venture operating those and other businesses in Mexico. During 1993, Nabisco International acquired a 50% interest in both Royal Brands, S.A. in Spain and Royal Brands Portugal, acquired approximately 95% of Cia. Arturo Field y la Estrella Ltda., S.A. in Peru and increased its equity interest in a partially owned business in Venezuela to 100%. In addition, Tobacco International acquired a 52% interest in a cigarette factory in St. Petersburg, Russia in 1992, and constructed a factory in Turkey and acquired a 70% interest in two cigarette factories in the Ukraine in 1993.

     On January 4, 1993, the Registrants completed the sale of NFG's ready-to-eat cold cereal business to Kraft General Foods, Inc. and one of its affiliates, for an aggregate cash purchase price of approximately $456 million in cash, prior to post-closing adjustments.



     NFG acquired the Knox gelatin brand in January 1994 and has contractual arrangements pursuant to which it expects to acquire the remaining 50% of Royal Brands, S.A. and Royal Brands Portugal during 1994.



     RJRN will continue to assess its businesses to evaluate their consistency with strategic objectives. Although RJRN may acquire and/or divest additional businesses in the future, no decisions have been made with respect to any such acquisitions or divestitures. The Registrants' credit agreement, dated as of December 1, 1991, as amended (the "1991 Credit Agreement") and credit agreement, dated as of April 5, 1993, as amended (the "1993 Credit Agreement", and together with the 1991 Credit Agreement, the "Credit Agreements"), prohibit the sale of all or substantially all or any substantial portion of the businesses of certain subsidiaries of RJRN.


  (b) Financial Information about Industry Segments

     During 1993, the Registrants' industry segments were tobacco and food.

     For information relating to industry segments for the years ended December 31, 1993, 1992 and 1991, see Note 15 to the Consolidated Financial Statements.

  (c) Narrative Description of Business

                                    TOBACCO

     The tobacco line of business is conducted by RJRT and Tobacco International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 30 foreign countries and territories by Tobacco International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 160 markets around the world. In 1993, approximately 61% of total tobacco segment net sales (after deducting excise taxes) and approximately 65% of total tobacco segment operating income (before amortization of trademarks and goodwill and the effects of a restructuring expense) were attributable to domestic tobacco operations.


DOMESTIC TOBACCO OPERATIONS

     The domestic tobacco business is conducted by RJRT, which is the second largest cigarette manufacturer in the United States. RJRT's largest selling cigarette brands in the United States include WINSTON, DORAL, SALEM, CAMEL, MONARCH and BEST VALUE. RJRT's other cigarette brands, including VANTAGE, MORE, NOW, STERLING, MAGNA and CENTURY, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1993 of 29.8%, an increase of approximately one share point from 1992. During 1993, RJRT and the largest domestic cigarette manufacturer, Philip Morris U.S.A., together sold approximately 73% of all cigarettes sold in the United States.

     A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands in order to retain current adult smokers and attract adult smokers of competitive brands. In 1993, these efforts included expansion of continuity and relationship-building programs such as CAMEL Cash and the WINSTON Winners Club, and the introduction of line extensions such as CAMEL Special Lights and WINSTON Select Lights. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE intended to appeal to more cost-conscious adult smokers.
                                       2

For a discussion on competition in the tobacco business, see "Other Matters--Competition" in this Item 1 and "1993 Competitive Activity" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     RJRT's domestic manufacturing facilities, consisting principally of factories and leaf storage facilities, are located in or near Winston-Salem, North Carolina and are owned by RJRT. Cigarette production is conducted at the Tobaccoville cigarette manufacturing plant (approximately two million square feet) and the Whitaker Park cigarette manufacturing complex (approximately one and one-half million square feet). RJRT believes that its cigarette manufacturing facilities are among the most technologically advanced in the United States. RJRT also has significant research and development facilities in Winston-Salem, North Carolina.

     RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 10.9% of RJRT's sales, no RJRT customers accounted for more than 10% of sales for 1993. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

     RJRT's products are sold to adult smokers primarily through retail outlets. RJRT employs a decentralized marketing strategy that permits RJRT's sales force to be more flexible in responding to local market dynamics by designing individual in-store programs to fit varying consumption patterns. RJRT utilizes print media, billboards, point-of-sale displays and other methods of advertising. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States.


INTERNATIONAL TOBACCO OPERATIONS

     Tobacco International operates in over 160 markets around the world. Although overall foreign cigarette sales (excluding China, in which production data indicates an approximate 2% per annum growth rate) have increased at a rate of only 1% per annum in recent years, Tobacco International believes that the American Blend segment, in which Tobacco International primarily competes is growing significantly faster. Although Tobacco International is the second largest of two international cigarette producers that have significant positions in the American Blend segment, its share of sales of this segment is approximately one-third of the share of Philip Morris International Inc., the largest American Blend producer.

     Tobacco International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia and Canada. Tobacco International is aggressively pursuing development opportunities in Eastern Europe and the former Soviet Union.

     Tobacco International markets over 55 brands of which WINSTON, CAMEL and SALEM, all American Blend cigarettes, are its international leaders. WINSTON, Tobacco International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 135 markets worldwide and is Tobacco International's second largest selling international brand. SALEM is the world's largest selling menthol cigarette and has particular strength in Far East markets. Tobacco International also markets a number of local brands in various foreign markets. None of Tobacco International's customers accounted for more than 10% of sales for 1993.

     Approximately 30% of Tobacco International's cigarette volume for 1993 was manufactured by RJRT in the United States for sale in foreign markets. The remainder was manufactured overseas, principally in owned manufacturing facilities or by licensees or joint ventures. Tobacco International operates two tobacco manufacturing facilities in Germany and one located in each of Canada, Hong Kong, Hungary, Malaysia, Poland, Puerto Rico and Switzerland. Tobacco International opened a factory in the People's Republic of China in 1988 as a part of the first cigarette manufacturing joint venture in that country, and in 1993 constructed a factory in Turkey and acquired a 70% interest in two cigarette factories in the Ukraine. In addition, in 1992, Tobacco International acquired a 52% interest in a cigarette factory in St. Petersburg, Russia.


     Certain of Tobacco International's foreign operations are subject to local regulations that set import quotas, restrict financing flexibility and affect repatriation of earnings or assets. In recent years, certain trade barriers for cigarettes, particularly in Asia and Eastern Europe, have been liberalized. This may provide opportunities for all international cigarette manufacturers, including Tobacco International, to expand operations in such markets; however, there can be no assurance that the liberalizing trends will be maintained or extended or that Tobacco International will be successful in pursuing such opportunities.


RAW MATERIALS

     In its domestic production of cigarettes, RJRT primarily uses domestic burley and flue cured leaf tobaccos purchased at domestic auction. RJRT also purchases oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. Tobacco International uses a variety of tobacco leaf from both United States and international sources. Tobacco leaf is an agricultural commodity subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to Congressional review and may be changed at any time in the future. In addition, Congress enacted legislation during 1993 (the Omnibus Budget Reconciliation Act of 1993), which stipulates that, effective January 1, 1994, financial penalties will be assessed against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. Currently RJRT expects that compliance with the content regulation will increase its future raw material costs. RJRT and Tobacco International believe there is a sufficient supply of tobacco in the worldwide tobacco market to satisfy their current production requirements.


LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

     The advertising, sale and use of cigarettes has been under attack by government and health officials in the United States and in other countries for many years, principally due to claims that cigarette smoking is harmful to health. This attack has resulted in a number of substantial restrictions on the marketing, advertising and use of cigarettes, diminishing social acceptability of smoking and activities by anti-smoking groups designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, this has had and will likely continue to have an adverse effect on cigarette sales.

     Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. In 1990, Congress enacted legislation to increase the federal excise tax per pack of 20 cigarettes to 20 cents from 16 cents on January 1, 1991 and provide for an increase in the federal excise tax on January 1, 1993 to 24 cents. In addition, all states and the District of Columbia impose excise taxes of levels ranging from a low of 2.5 cents to a high of 65 cents per pack on cigarettes, and increases in these state excise taxes could also have an adverse effect on cigarette sales. In 1993, thirteen states and the District of Columbia enacted excise tax increases ranging from less than 2 cents per pack to 41 cents per pack.

     In addition, the Clinton Administration and members of Congress have introduced bills in Congress that would significantly increase the federal excise tax on cigarettes, eliminate the deductibility of a portion of the cost of tobacco advertising, ban smoking in public buildings and workplaces, add additional health warnings on cigarette packaging and advertising and further restrict the marketing of tobacco products.

     In January 1993, the U.S. Environmental Protection Agency (the "EPA") released a report on the respiratory effects of environmental tobacco smoke ("ETS") which concludes that ETS is a known human lung carcinogen in adults; and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. RJRT has joined other segments of the tobacco and distribution industries in a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that, given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious.

     In September 1991, the U.S. Occupational Safety and Health Administration ("OSHA") issued a Request for Information relating to indoor air quality, including ETS, in occupational settings. OSHA has announced that it will commence formal rulemaking in 1994. While the Registrants cannot predict the outcome, some form of regulation of smoking in workplaces may result.

     Legislation imposing various restrictions on public smoking has also been enacted in nineteen states and many local jurisdictions, many employers have initiated programs restricting or eliminating smoking in the workplace and nine states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. Federal law prohibits smoking on all domestic airline flights of six hours duration or less and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state.


     A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. In June 1988, Canada enacted a ban on cigarette advertising, the constitutionality of which is before the Supreme Court of Canada.



     On December 11, 1990, RJRN and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke and to limit voluntarily certain cigarette advertising and promotional practices. In 1992, the Alcohol, Drug and Mental Health Act was signed into law. This Act contains a provision, effective January 1, 1994, that requires states to adopt a minimum age of 18 for purchase of tobacco products to receive federal funding for mental health and drug abuse programs.


     In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States. Cigarette advertising in other media in the United States is required to include information with respect to the "tar" and nicotine content of cigarettes, as well as a warning statement.

     During the past three decades, various legislation affecting the cigarette industry has been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act (the "Smoking Education Act"). Among other things, the Smoking Education Act: (i) establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking; (ii) requires a series of four new health warnings to be printed on cigarette packages and advertising on a rotating basis; (iii) increases type size and area of the warning on cigarette advertisements; and (iv) requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients used in the manufacture of cigarettes to the Secretary of Health and Human Services. The warnings currently required on cigarette packages and advertisements (other than billboards) are as follows: (i) "Surgeon General's Warning: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; (ii) "Surgeon General's
Warning: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health";
(iii) "Surgeon General's Warning: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and

Low Birth Weight"; and (iv) "Surgeon General's Warning: Cigarette Smoke Contains Carbon Monoxide." Similar warnings are required on outdoor billboards. In August 1990, the Fire Safe Cigarette Act of 1990 was enacted, which directed the Consumer Product Safety Commission to conduct and oversee research begun under direction of the Cigarette and Little Cigar Fire Safety Act of 1984 and to assess the practicability of developing a performance standard to reduce cigarette ignition propensity. The Commission presented a final report to Congress in August 1993 describing the results of the research. The Commission concluded that while "it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard would effectively address the number of cigarette-ignited fires." The Commission further found that additional work would be required before the actual development of a performance standard. Nevertheless, the Commission reported that a test method developed by the National Institute of Standards and Technology was valid and reliable within reasonable limits and could be suitable for use in a performance standard. Although the Registrants cannot predict whether further legislation on this subject may be enacted, some form of regulation of cigarettes based on their propensity to ignite soft furnishings may result.

     Since the initial report in 1964, the Secretary of Health, Education and Welfare and the Surgeon General have issued a number of other reports which purport to link cigarette smoking with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking.

     In addition to the foregoing, legislation and regulations potentially detrimental to the cigarette industry, generally relating to the taxation of cigarettes and regulation of advertising, labeling, promotion, sale and smoking of cigarettes, have been proposed from time to time at various levels of the federal government. Various Congressional committees and subcommittees have approved legislation in recent years that (i) would subject cigarettes to regulation in various ways under the U.S. Department of Health and Human Services, (ii) would subject cigarettes generally to regulation under the Consumer Products Safety Act, (iii) could increase manufacturers' costs, (iv) would mandate anti-smoking education campaigns or establish anti-smoking programs, (v) would provide additional funding for federal and state anti-smoking activities, (vi) would require a new list of six health warnings on cigarette packages and advertising, expand the number or required size of the warnings and restrict the contents of cigarette advertising and promotional activities, (vii) would provide that neither the provisions of the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), nor the Smoking Education Act should be interpreted to relieve any person from liability under common law or state statutory law and (viii) would permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products.

     It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Tobacco International or the cigarette industry generally but such legislation or regulations could have an adverse effect on RJRT, Tobacco International or the cigarette industry generally.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

     Various legal actions, proceedings and claims are pending or may be instituted against RJRT or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1993, 16 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 18 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. A total of 35 such actions in the United States, one in Puerto Rico and one against RJRT's Canadian subsidiary were pending on December 31, 1993. As of February 7, 1994, 35 active cases were pending against RJRT and/or its affiliates or indemnitees, 33 in the United States, one in Puerto Rico and one in Canada. Four of the 33 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. One of such cases is currently scheduled for trial on

September 5, 1994 and if tried, will be the first such case to reach trial. The United States cases are in 15 states and are distributed as follows: eight in Louisiana, eight in Texas, three in Mississippi, two in Indiana, two in New Jersey and one each in Alabama, Florida, Illinois, Kentucky, Maryland, Massachusetts, Minnesota, New York, Oregon and West Virginia. Of the 33 active cases in the United States, 24 are pending in state court and 9 in federal court. One of the active cases is alleged to be a class action on behalf of a purported class of 60,000 individuals.

     The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation and conspiracy. Punitive damages, often in amounts totalling many millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Cigarette Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded $400,000 in the other case, Cipollone v. Liggett Group, Inc., et al., which award was overturned on appeal and the case was subsequently dismissed.

     On June 24, 1992, the United States Supreme Court in Cipollone held that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.

     Certain legislation proposed in recent years in Congress, among other things, would eliminate any such preemptive effect on common law damage actions for personal injuries. RJRT is unable to predict whether such legislation will be enacted, if so, in what form, or whether such legislation would be intended by Congress to apply retroactively. The Supreme Court's Cipollone decision itself, or the passage of such legislation, could increase the number of cases filed against cigarette manufacturers, including RJRT.

     RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

     RJRT recently received a civil investigative demand from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.

     Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT and its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

                                      FOOD

     The food line of business conducted by NFG, which comprises the Nabisco Biscuit Company, the LifeSavers Division, the Planters Division, the Specialty Products Company, the Fleischmann's Division, the Food Service Division and Nabisco Brands Ltd, and by Nabisco International.

     Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1993.

NABISCO FOODS GROUP OPERATIONS

     Nabisco Biscuit Company. Nabisco Biscuit is the largest manufacturer and marketer in the United States cookie and cracker industry with the nine top selling brands, each of which had annual sales of over $100 million in 1993. Overall, in 1993, Nabisco Biscuit had a 39% share of the domestic cookie industry sales, more than double the share of its closest competitor, and a 55% share of the domestic cracker industry sales, more than three times the share of its closest competitor. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY! and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, WHEAT THINS, NABISCO GRAHAMS and TRISCUIT.

     OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. CHIPS AHOY! is the leader in the chocolate chip cookie segment with recent line extensions such as CHUNKY CHIPS AHOY! broadening its appeal and adding incremental sales.

     NEWTONS, the oldest Nabisco Biscuit cookie brand, is the third leading cookie brand in the United States. The introduction of FAT FREE FIG and APPLE NEWTONS in 1992 and the addition of the FAT FREE CRANBERRY, RASPBERRY and STRAWBERRY NEWTONS in 1993 has expanded the appeal of NEWTONS and brought incremental sales to the franchise.

     Nabisco Biscuit's cracker division is led by RITZ, the largest selling cracker brand in the United States, which accounted for 12% of cracker sales in the United States in 1993. In addition, PREMIUM, the oldest Nabisco Biscuit cracker brand and the leader in the saltine cracker segment, is joined by WHEAT THINS, NABISCO GRAHAMS and TRISCUIT to comprise, along with RITZ, the five largest selling cracker brands in the United States.

     In 1991, Nabisco Biscuit introduced MR. PHIPPS PRETZEL CHIPS, the first such product of its kind. Nabisco Biscuit expanded the MR. PHIPPS franchise with the introduction of MR. PHIPPS TATER CRISPS in 1992, which deliver salty snack taste with only half the fat of potato chips, and the introduction of MR. PHIPPS TORTILLA CRISPS in 1993.

     In 1992, Nabisco Biscuit became the leading manufacturer and marketer of no fat/reduced fat cookies and crackers with the introduction of the SNACKWELL'S line. In 1993, the SNACKWELL'S brand recorded over $200 million in sales to become the sixth largest cookie/cracker brand in the United States.

     In October 1992, Nabisco Biscuit acquired STELLA D'ORO, a leading producer of breadsticks, breakfast biscuits, specialty cakes, pastries and snacks. This line of specialty items gives Nabisco Biscuit an entry to new users and usage occasions, further broadening NFG's cookie and cracker portfolio.

     Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, NILLA WAFERS, BARNUM'S ANIMALS CRACKERS, BETTER CHEDDARS, HARVEST CRISPS, CHICKEN IN A BISKIT, CHEESE NIPS and NEW YORK STYLE BAGEL and PITA CHIPS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

     Nabisco Biscuit's products are manufactured in 13 Nabisco Biscuit-owned bakeries and in 16 facilities with which Nabisco Biscuit has production agreements. These facilities are located throughout the United States. Nabisco Biscuit is in the process of implementing plans to modernize certain of its facilities. Nabisco Biscuit also operates a flour mill in Toledo, Ohio, which supplies 85% of its flour needs.

     Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing ten major distribution warehouses and 130 shipping branches where shipments are consolidated for delivery to approximately 111,000 separate delivery points. NFG believes this sophisticated distribution and delivery system provides it with a significant service advantage over its competitors.

     LifeSavers Division. The LifeSavers Division manufactures and markets hard roll and bite-size candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS hard roll and bite-size candy, BREATH SAVERS sugar free mints, BUBBLE YUM bubble gum, CARE*FREE sugarless gum, NOW & LATER fruit chewy taffy and LIFE SAVERS GUMMI SAVERS fruit chewy candy. On the basis of the most recent data available, LIFE SAVERS is the largest selling hard roll candy in the United States, with an approximately 25% share of the hard roll candy category, BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling chunk bubble gum in the United States. LifeSavers' confectionery products are seasonally strongest during the third and fourth quarters.

     LifeSavers sells its products in the United States primarily to large retail outlets, chain accounts and to other retail and wholesale outlets. These include grocery stores, drug/mass merchandisers, convenience stores, and food service and military suppliers. The products are distributed from 13 distribution centers located throughout the United States. LifeSavers currently owns and operates three manufacturing facilities for its products, one in Holland, Michigan, one in Brooklyn, New York and the other in Las Piedras, Puerto Rico. Sales, for the LifeSavers Division, as well as the Planters, Specialty Products and Fleischmann's Divisions, are handled through NFG's Sales and Integrated Logistics group, which utilize both direct sales and broker sales organizations.

     Planters Division. The Planters Division produces and/or markets nuts and snacks largely for sale in the United States, primarily under the PLANTERS trademark. On the basis of the most recent data available, PLANTERS nuts are the clear leader in the packaged nut category, with a market share of more than five times that of its nearest competitor. Planters' products are commodity oriented and are seasonally strongest in the fourth quarter.

     Planters sells its products in the United States primarily to large retail outlets, chain accounts and to other retail and wholesale outlets. These include grocery stores, drug/mass merchandisers, convenience stores, and food service and military suppliers. The products are distributed from the same 13 distribution centers utilized by the LifeSavers Division. Planters currently owns and operates three manufacturing facilities for its products, all located in the United States.

     Specialty Products Company. NFG's Specialty Products Company manufacturers and markets a broad range of food products, with sauces and condiments, pet snacks, ethnic foods and hot cereals representing the largest categories. Many of its products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, ORTEGA Mexican foods and CREAM OF WHEAT hot cereals.

     Specialty Products' primary entries in the sauce and condiment segments are
A.1. steak sauces, the leading steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

Specialty Products also markets REGINA wine vinegar, the leader in its segment of the vinegar market. A.1., GREY POUPON and REGINA products are manufactured in one facility.

     Specialty Products is the leading manufacturer of pet snacks in the United States with MILK-BONE dog biscuits. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, DOG TREATS, BUTCHER BONES and BUTCHER'S CHOICE. Pet snacks are produced at a single manufacturing facility.

     Specialty Products produces shelf-stable Mexican foods under its ORTEGA brand name. Specialty Products also participates in the dry mix dessert category with ROYAL gelatins and puddings and the non-dessert gelatin category with KNOX unflavored gelatins and has lines of regional products including COLLEGE INN broths, VERMONT MAID syrup, MY-T-FINE puddings, DAVIS baking powder and BRER RABBIT molasses and syrup.

     NFG, through its Specialty Products Company, is the second largest manufacturer in the hot cereal category, participating in both the cook-on-stove and mix-in-bowl segments of the category. The Quaker Oats Company, with over 60% of the hot cereal category volume sales, is the most significant participant in the hot cereal category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE, participate in the cook-on-stove segment and at least seven varieties of INSTANT CREAM OF WHEAT participate in the mix-in-bowl segment. Hot cereals are manufactured in one facility.

     Specialty Products sells its products to retail grocery chains through independent brokers and to drug/mass merchandisers and other major retail outlets through a direct salesforce. The products are distributed from the same 13 distribution centers utilized by the LifeSavers Division.

     Fleischmann's Division. The Fleischmann's Division manufactures and markets various margarines and spreads as well as an egg substitute.

     Fleischmann's margarine business is the second largest margarine producer in the United States. Fleischmann's currently participates in all three segments of the margarine category, with FLEISCHMANN'S in the premium health segment, BLUE BONNET in the volume segment and MOVE OVER BUTTER in the premium blend segment. Fleischmann's margarines are currently manufactured in three facilities. Fleischmann's is also the market leader in the egg substitute category with EGG BEATERS. Distribution for the Fleischmann's Division is principally direct from plant to stores.

     Food Service Division. The Food Service Division of NFG sells a variety of specially packaged food products of the other groups of NFG through non-grocery channels, including cookies, crackers, cereals, sauces and condiments for the food service and vending machine industry. The Food Service Division is a leading regional supplier of premium frozen pies to in-store supermarket bakeries, wholesale clubs and food service accounts through the Plush Pippin Corporation. The Food Service Division provides NFG with an additional distribution method for its products.

     Nabisco Brands Ltd. Nabisco Brands Ltd conducts NFG's Canadian operations through a biscuit division, a grocery division and a food service division. The biscuit division produced nine of the top ten cookies and nine of the top ten crackers in Canada in 1993. Nabisco Brands Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 11 sales offices and distribution centers and a combination of public and private carriers.

     Nabisco Brands Ltd's grocery division produces and markets canned fruits and vegetables, fruit drinks and pet snacks. The grocery division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits and vegetables and fruit drinks are marketed under the DEL MONTE trademark, pursuant to a license from Del Monte, and under the AYLMER trademark. The grocery division also markets MILK-BONE pet snacks and MAGIC baking powder, each leading brands in Canada. Excluding the facility sold in connection with the sale of Nabisco's ready-to eat cold cereal business, the division operated six manufacturing facilities in 1993, five of which are devoted to canned products, principally fruits and vegetables, and one of which produced pet snacks. The grocery division's products are sold directly to retail chains and are distributed through six regional warehouses.

     Nabisco Brands Ltd's food service division sells a variety of specially packaged food products including cookies, crackers, canned fruits and vegetables as well as condiments to non-grocery outlets. The food service division has its own sales and marketing organization and sources product from Nabisco Brands Ltd's other divisions.

NABISCO INTERNATIONAL OPERATIONS

     Nabisco International is a leading producer of powdered dessert and drink mixes, biscuits, baking powder and other grocery items, industrial yeast and bakery ingredients in many of the 17 Latin American countries in which it has operations. Nabisco International also exports a variety of NFG products to markets in Europe and Asia from the United States. Nabisco International is one of the largest multinational packaged food businesses in Latin America.

     Nabisco International manufactures and markets yeast, baking powder and bakery ingredients under the FLEISCHMANN'S and ROYAL brands, biscuits and crackers under the NABISCO brand, dessert and drink mixes under the ROYAL brand, processed milk products under the GLORIA brand, and canned fruits and vegetables under the DEL MONTE brand pursuant to a license from Del Monte. Nabisco International's largest market is Brazil, where it operates 15 plants. Nabisco International is the market leader in powdered desserts in most of Latin America, the yeast category in Brazil, biscuits in Peru, Spain, Venezuela and Uruguay, and canned vegetables in Venezuela. Nabisco International also maintains a strong position in the processed milk category in Brazil.


     During 1993, Nabisco International significantly increased its presence in Europe through the acquisition of a 50% interest in each of Royal Brands S.A. in Spain and Royal Brands Portugal. Nabisco International has contractual arrangements pursuant to which it expects to acquire the remaining 50% of such businesses in 1994. Nabisco International's products in Spain now include biscuits marketed under the ARTIACH and MARBU trademarks, powder dessert mixes marketed under the ROYAL trademark and various other foods, including canned meats and juices.


     Nabisco International's grocery products are sold to retail outlets through its own sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own sales forces and independent distributors.

RAW MATERIALS

     Various agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. Other raw materials used by Nabisco are purchased on the commodities market and through supplier contracts. Prices of agricultural commodities tend to fluctuate due to various seasonal, climatic and economic factors, which factors generally also affect Nabisco's competitors. Nabisco believes that the raw materials for its products are in plentiful supply and all are readily available from a variety of independent suppliers.

                                 OTHER MATTERS

COMPETITION

     Generally, the markets in which RJRN conducts its businesses are highly competitive, with a number of large participants. Competition is conducted on the basis of brand recognition, brand loyalty and price. For most of RJRN's brands substantial advertising and promotional expenditures are required to maintain or improve a brand's position or to introduce a new brand. With respect to the tobacco industry, anti-smoking groups have undertaken activities designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products.

     Because television and radio advertising for cigarettes is prohibited in the United States and brand loyalty has tended to be higher in the cigarette industry than in other consumer product industries, established cigarette brands in the United States have a competitive advantage. RJRT has repositioned or introduced brands designed to appeal to adult smokers of the largest selling cigarette brand in the United States, but there can be no assurance that such efforts will be successful.

     In addition, increased selling prices and taxes on cigarettes have resulted in additional price sensitivity of cigarettes at the consumer level and in a proliferation of discounted brands in the growing savings segment of the market. Generally, sales of cigarettes in the savings segment are not as profitable as those in other segments.

     In April 1993, RJRT's largest competitor announced a shift in strategy designed to gain share of market while sacrificing short-term profits. The competitor's tactics included increased promotional spending and temporary price reductions on its largest cigarette brand, followed several months later by list price reductions on all its full-price and mid-price brands. RJRT defended its major full-price brands during the period of temporary price reductions and, to remain competitive in the marketplace, also reduced list prices on all its full-price and mid-price brands in August 1993. The cost of defensive price promotions and the impact of lower list prices were primarily responsible for the sharp drop in RJRT's 1993 operating company contribution.


     Although some improvement to the stability of the competitive environment has occurred in the fourth quarter of 1993, RJRT cannot predict if or when any further improvement to the competitive environment will occur or whether such stability will continue. In addition, growth in lower price brands was slowed in the second half of 1993 due to net price reductions on full price brands. RJRT is unable to predict whether this trend will continue.


ENVIRONMENTAL MATTERS

     The U.S. Government and various state and local governments have enacted or adopted laws and regulations concerning protection of the environment. The regulations promulgated by the EPA and other governmental agencies under various statutes have resulted in, and will likely continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

     Certain subsidiaries of the Registrants have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to approximately fifteen sites.

     RJRN has been engaged in a continuing program to assure compliance with such laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and the Registrants can not reasonably estimate the cost of resolving the above mentioned CERCLA matters, the Registrants do not expect such expenditures or costs to have a material adverse effect on the financial condition of either of the Registrants.


EMPLOYEES

     At December 31, 1993, the Registrants together with their subsidiaries had approximately 66,500 full time employees. None of RJRT's operations are unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1992 and which will expire in August 1996. Other unions represent the employees of a number of Nabisco's operations. In addition, several of Tobacco International's operations are unionized. RJRN believes that its relations with its employees and with the unions in which its employees are members are good.

  (d) Financial Information about Foreign and Domestic Operations and Export
Sales

     For information about foreign and domestic operations and export sales for the years 1991 through 1993, see "Geographic Data" in Note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

     For information pertaining to the Registrants' assets by lines of business and geographic areas as of December 31, 1993 and 1992, see Note 15 to the Consolidated Financial Statements.

     For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS


     For information relating to litigation and legal proceedings, see "Other Matters-Environmental Matters" and "Litigation Affecting the Cigarette Industry" contained in Item 1 hereof.


                         ------------------------------

     The Registrants believe that the ultimate outcome of all pending litigation and legal proceedings should not have a material adverse effect on either of the Registrants' financial position; however, it is possible that the results of operations or cash flows of the Registrants in a particular quarterly or annual period could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of such possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE OFFICERS OF HOLDINGS


     The executive officers of Holdings are Charles M. Harper (Chairman of the Board and Chief Executive Officer), Lawrence R. Ricciardi (President and General Counsel), Eugene R. Croisant (Executive Vice President), Stephen R. Wilson (Executive Vice President and Chief Financial Officer), Robert S. Roath (Senior Vice President and Controller) and John J. Delucca (Senior Vice President and Treasurer). The following table sets forth certain information regarding such officers.




                                                                PRESENT PRINCIPAL OCCUPATION
                                                                OR EMPLOYMENT AND FIVE-YEAR
     NAME                      AGE                                   EMPLOYMENT HISTORY
- --------------------------  ---------  ------------------------------------------------------------------------------
Charles M. Harper                  66  May 1993-Present, Chairman and Chief Executive Officer; prior thereto,
                                         Chairman and Chief Executive Officer, ConAgra, Inc., 1981-1993.
Lawrence R. Ricciardi              53  May 1993-Present, President and General Counsel; prior thereto, Co-Chairman and Chief Executive Officer and General Counsel, March, 1993-May, 1993;
                                         Executive Vice President and General Counsel, 1989-1993; Executive Vice
                                         President and General Counsel, American Express Travel Related Services Co.,
                                         Inc., 1985-1989.
Eugene R. Croisant                 56  1989-Present, Executive Vice President of Human Resources and Administration;
                                         prior thereto, Chief Operations Officer, Continental Bank Corporation,
                                         1988-1989.
Stephen R. Wilson                  47  May 1993-Present, Executive Vice President and Chief Financial Officer; prior thereto, Senior Vice President, Corporate Development, 1990-1993; General
                                         Manager, North America, Franklin Mint, 1989-1990; President, Cadbury
                                         Beverages North America, 1987-1989.
Robert S. Roath                    51  1991-Present, Senior Vice President and Controller; prior thereto, Vice
                                         President and Controller, 1990-1991; Vice President and Corporate
                                         Controller, Colgate-Palmolive Company, 1988-1990.
John J. Delucca                    50  September 1993-Present, Senior Vice President and Treasurer; prior thereto,
                                         Managing Director and Chief Financial Officer, Hascoe Associates, 1991-1993;
                                         President and Chief Financial Officer, Lexington Group, 1990-1991; Senior
                                         Vice President, Finance and Managing Director, Trump Group, 1988-1990.

EXECUTIVE OFFICERS OF RJRN NOT LISTED ABOVE

     Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of each executive officer of RJRN, other than those listed above.


                                                                    PRESENT PRINCIPAL OCCUPATION
                                                                     OR EMPLOYMENT AND FIVE-YEAR
     NAME                           AGE                                  EMPLOYMENT HISTORY
- ------------------------------  -----------  ---------------------------------------------------------------------------
H. John Greeniaus                       49   May 1993-Present, Chairman and Chief Executive Officer, NFG; prior thereto,
                                               President, NFG, 1992-1993; President and Chief Executive Officer of
                                               Nabisco Brands, Inc., 1987-1991. Director since 1989.
James W. Johnston                       47   1989-Present, Chairman and Chief Executive Officer, R. J. Reynolds Tobacco
                                               Company; Chairman, R. J. Reynolds Tobacco International, Inc. since
                                               October 1993; prior thereto, Division Executive, Citibank, N.A.,
                                               1984-1989. Director since 1989.
Anthony J. Butterworth                  56   October 1993-Present, President and Chief Executive Officer, R.J. Reynolds
                                               Tobacco International, Inc.; prior thereto, Managing Director and Chief
                                               Executive Officer, London International Group plc, 1991-1993; Chief
                                               Operating Officer, London International Group plc, 1989-1991.
H.F. Powell                             61   January 1994-Present, Chairman and Chief Executive Officer, Nabisco
                                               International, Inc.; prior thereto, President, Nabisco International,
                                               Inc., 1993-1994; Executive Vice President, Nabisco International, Inc.,
                                               1989-1993.
M.B. Oglesby, Jr.                       51   1989-Present, Senior Vice President, Government Affairs; prior thereto,
                                               Deputy Chief of Staff to President Ronald Reagan, 1988-1989.
J. Thomas Pearson                       52   1988-Present, Senior Vice President, Taxation.
Jeffrey A. Kuchar                       39   November 1993-Present, Vice President and General Auditor; prior thereto,
                                               Director of Finance and Business Development, Specialty Products Company
                                               of NFG, 1993; Director of Financial Planning, Specialty Products Company
                                               of NFG, 1992-1993; Assistant Corporate Controller, 1987-1991.
Robert F. Sharpe, Jr.                   41   1989-Present, Vice President, Assistant General Counsel and Secretary;
                                               prior thereto, Assistant General Counsel, 1988-1989.
Jason H. Wright                         33   March 1993-Present, Vice President of Worldwide Communications; prior thereto, Vice President of Financial Communications, 1990-1993; Director
                                               of Corporate Communications, Aetna Life & Casualty, 1988-1990.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Holdings, par value $.01 per share (the "Common Stock"), is listed and traded on the New York Stock Exchange (the "NYSE"). Since completion of the Acquisition there has been no public trading market for the common stock of RJRN.


     As of January 31, 1994, there were approximately 51,000 record holders of the Common Stock. All of the common stock of RJRN is owned by Holdings. The Common Stock closing price on the NYSE for February 22, 1994 was $7 1/2.



     The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal:


                                                                      HIGH        LOW
                                                                    ---------  ---------
1993:
  First Quarter...................................................  $   9 1/4  $   7 5/8
  Second Quarter..................................................      8 1/8      5 1/8
  Third Quarter...................................................      5 7/8      4 1/2
  Fourth Quarter..................................................      7 3/8      4 3/8

                                                                      HIGH        LOW
                                                                    ---------  ---------
1992:
  First Quarter...................................................  $  11 3/4  $   8 3/4
  Second Quarter..................................................     10 3/8      8 3/8
  Third Quarter...................................................      9 7/8          8
  Fourth Quarter..................................................      9 1/4      7 7/8

     Holdings has never paid any cash dividends on shares of the Common Stock. Cash dividends paid by RJRN to Holdings are set forth in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     The operations of the Registrants are conducted through RJRN's subsidiaries and, therefore, the Registrants are dependent on the earnings and cash flow of RJRN's subsidiaries to satisfy their respective debt obligations and other cash needs. The Credit Agreements, which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1993 and 1992 and for each of the years in the three-year period ended December 31, 1993 for Holdings was derived from the Consolidated Financial Statements, which have been audited by Deloitte & Touche, independent auditors. In addition, the consolidated financial data as of December 31, 1991, 1990 and 1989, for the year ended December 31, 1990 and for the period from February 9, 1989 through December 31, 1989 for Holdings and for the period from January 1, 1989 through February 8, 1989 for RJRN was derived from the consolidated financial statements of Holdings and RJRN as of December 31, 1991, 1990 and 1989, for the year ended December 31, 1990 and for each of the periods within the one-year period ended December 31, 1989, not presented herein, which has been audited by Deloitte & Touche, independent auditors. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                                                       HOLDINGS                             RJRN
                                               --------------------------------------------------------  -----------
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE
 AMOUNTS)                                        1993       1992       1991       1990               1989
                                               ---------  ---------  ---------  ---------  -------------------------
                                                                                           2/9 TO 12/31  1/1 TO 2/8
                                                                                           ------------  -----------
RESULTS OF OPERATIONS
  Net sales..................................  $  15,104  $  15,734  $  14,989  $  13,879   $   12,114    $     650
                                               ---------  ---------  ---------  ---------  ------------  -----------
  Cost of products sold......................      6,640      6,326      6,088      5,652        5,241          332
  Selling, advertising, administrative and
    general expenses.........................      5,731      5,788      5,358      4,801        4,276          295
  Amortization of trademarks and goodwill....        625        616        609        608          557           10
  Restructuring expense......................        730        106     --         --           --           --
                                               ---------  ---------  ---------  ---------  ------------  -----------
    Operating income(1)......................      1,378      2,898      2,934      2,818        2,040           13
  Interest expense...........................     (1,190)    (1,429)    (2,113)    (3,000)      (2,893)         (44)
  Amortization of debt issuance costs........        (19)       (20)      (104)      (176)        (447)      --
  Change in control costs....................     --         --         --         --           --             (247)
  Other income (expense), net................        (58)         7        (69)       (44)         169           15
                                               ---------  ---------  ---------  ---------  ------------  -----------
    Income (loss) from continuing operations
      before income taxes....................        111      1,456        648       (402)      (1,131)        (263)
  Provision (benefit) for income taxes.......        114        680        280         60         (156)         (66)
                                               ---------  ---------  ---------  ---------  ------------  -----------
    Income (loss) from continuing
      operations.............................         (3)       776        368       (462)        (975)        (197)
  Income (loss) from operations of
    discontinued businesses, net of income
    taxes(2).................................     --         --         --         --               (1)          24
  Extraordinary item--(loss) gain on early
    extinguishments of debt, net of income
    taxes....................................       (142)      (477)    --             33       --           --
                                               ---------  ---------  ---------  ---------  ------------  -----------
  Net income (loss)..........................       (145)       299        368       (429)        (976)        (173)
  Preferred stock dividends..................         68         31        173         50       --                4
                                               ---------  ---------  ---------  ---------  ------------  -----------
  Net income (loss) applicable to common
    stock....................................  $    (213) $     268  $     195  $    (479)  $     (976)   $    (177)
                                               ---------  ---------  ---------  ---------  ------------  -----------
                                               ---------  ---------  ---------  ---------  ------------  -----------
PER SHARE DATA
  Income (loss) from continuing operations
    per common and common equivalent share...  $   (0.05) $    0.55  $    0.22  $   (1.19)  $    (3.21)   $   (0.89)
  Dividends per share of Series A Preferred
    Stock(3).................................       3.34       3.34       0.49     --           --           --
BALANCE SHEET DATA
  (AT END OF PERIODS)
  Working capital............................  $     202  $     730  $     165  $  (1,089)  $      106
  Total assets...............................     31,295     32,041     32,131     32,915       36,412
  Total debt.................................     12,448     14,218     14,531     18,918       25,159
  Redeemable preferred stock(4)..............     --         --         --          1,795       --
  Stockholders' equity(5)....................      9,070      8,376      8,419      2,494        1,237


                                                   (Footnotes on following page)

(Footnotes for preceding page)

- ---------------


(1) The 1992 amount includes a gain of $98 million on the sale of Holdings' ready-to-eat cold cereal business.


(2) The 1989 amount for Holdings included $237 million of interest expense allocated to discontinued operations.


(3) On November 8, 1991, Holdings issued 52,500,000 shares of Series A Conversion Preferred Stock, par value $.01 per share ("Series A Preferred Stock") and sold 210,000,000 $.835 depositary shares (the "Series A Depositary Shares"). Each Series A Depositary Share represents a one-quarter ownership interest in a share of Series A Preferred Stock. Each share of Series A Preferred Stock bears cumulative cash dividends at a rate of $3.34 per annum and is payable quarterly in arrears on the 15th day of each February, May, August and November. Because Series A Preferred Stock mandatorily converts into Common Stock by November 15, 1994, dividends on shares of Series A Preferred Stock are reported similar to common equity dividends.



(4) On December 16, 1991, an amendment to the Amended and Restated Certificate of Incorporation of Holdings was filed which deleted the provisions providing for the mandatory redemption of the redeemable preferred stock of Holdings on November 1, 2015. Accordingly, such securities were presented as a component of Holdings' stockholders' equity as of December 31, 1992 and 1991. Such securities were redeemed on December 6, 1993 (see Note 12 to the Consolidated Financial Statements).



(5) Holdings' stockholders' equity at December 31 of each year from 1993 to 1989 includes non-cash expenses related to accumulated trademark and goodwill amortization of $3.015 billion, $2.390 billion, $1.774 billion, $1.165 billion and $557 million, respectively. (See Note 13 to the Consolidated Financial Statements.)


                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     RJR Nabisco, Inc.'s ("RJRN") operating subsidiaries comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by the Nabisco Foods Group ("NFG"), the largest manufacturer and marketer of cookies and crackers. Tobacco operations outside the United States are conducted by R.J. Reynolds Tobacco International, Inc. ("Tobacco International") and food operations outside the United States and Canada are conducted by Nabisco International, Inc. ("Nabisco International").

     The following is a discussion and analysis of the consolidated financial condition and results of operations of RJR Nabisco Holdings Corp. ("Holdings"), the parent company of RJRN. The discussion and analysis should be read in connection with the historical financial information included in the Consolidated Financial Statements.

                             RESULTS OF OPERATIONS

     Summarized financial data for Holdings is as follows:


                                                                                                   % CHANGE FROM
                                                                                                     PRIOR YEAR
                                                                                              ------------------------
                                                               1993       1992       1991        1993         1992
                                                             ---------  ---------  ---------  -----------  -----------
                                                                  (DOLLARS IN MILLIONS)
Net Sales:
  RJRT.....................................................  $   4,949  $   6,165  $   5,861         (20)%          5%
  Tobacco International....................................      3,130      2,862      2,679           9%           7%
                                                             ---------  ---------  ---------
  Total Tobacco............................................      8,079      9,027      8,540         (11)%          6%
  Total Food...............................................      7,025      6,707      6,449           5%           4%
                                                             ---------  ---------  ---------
                                                             $  15,104  $  15,734  $  14,989          (4)%          5%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Operating Company Contribution(1):
  RJRT.....................................................  $   1,200  $   2,112  $   2,226         (43)%         (5)%
  Tobacco International....................................        644        575        500          12%          15%
                                                             ---------  ---------  ---------
  Total Tobacco............................................      1,844      2,687      2,726         (31)%         (1)%
  Total Food...............................................        995        947        920           5%           3%
  Headquarters.............................................       (106)      (112)      (103)          5%          (9)%
                                                             ---------  ---------  ---------
                                                             $   2,733  $   3,522  $   3,543         (22)%         (1)%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------
Operating Income:
  RJRT.....................................................  $     480  $   1,704  $   1,860         (72)%         (8)%
  Tobacco International....................................        413        537        462         (23)%         16%
                                                             ---------  ---------  ---------
  Total Tobacco............................................        893      2,241      2,322         (60)%         (3)%
  Total Food...............................................        624        769        715         (19)%          8%
  Headquarters.............................................       (139)      (112)      (103)        (24)%         (9)%
                                                             ---------  ---------  ---------
                                                             $   1,378  $   2,898  $   2,934         (52)%         (1)%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

                                                   (Footnotes on following page)

INDUSTRY SEGMENTS

     The percentage contributions of each of Holdings' industry segments to net sales and operating company contribution during the last five years were as follows:

                                                              1993         1992         1991         1990       1989(3)
                                                           -----------  -----------  -----------  -----------  -----------
Net Sales:
  Total Tobacco..........................................          53%          57%          57%          58%          55%
  Total Food.............................................          47           43           43           42           45
                                                                -----        -----        -----        -----        -----
                                                                  100%         100%         100%         100%         100%
                                                                -----        -----        -----        -----        -----
                                                                -----        -----        -----        -----        -----
Operating Company Contribution(1)(2):
  Total Tobacco..........................................          65%          74%          75%          77%          73%
  Total Food.............................................          35           26           25           23           27
                                                                -----        -----        -----        -----        -----
                                                                  100%         100%         100%         100%         100%
                                                                -----        -----        -----        -----        -----
                                                                -----        -----        -----        -----        -----

- ---------------

(1) Operating income before amortization of trademarks and goodwill and exclusive of restructuring expenses (RJRT: 1993-$355 million, 1992-$43 million; Tobacco International: 1993-$189 million, 1992-$0; Total Food:
    1993-$153 million, 1992-$63 million; Headquarters: 1993-$33 million, 1992-
    $0) and a 1992 gain ($98 million) on the sale of Holdings' ready-to-eat cold cereal business as discussed below.

(2) Contributions by industry segments were computed without effects of Headquarters' expenses.

(3) Includes predecessor period January 1, 1989 through February 8, 1989.

TOBACCO

     Holdings' tobacco business is conducted by RJRT and Tobacco International.


     1993 vs. 1992. Holdings' worldwide tobacco business experienced continued net sales growth in its international business that was more than offset by a significant sales decline in the domestic business, resulting in reported net sales of $8.08 billion in 1993, a decline of 11% from the 1992 level of $9.03 billion. Operating company contribution for the worldwide tobacco business of $1.84 billion in 1993 declined 31% from the 1992 level of $2.69 billion, reflecting sharp reductions for the domestic business which were partially offset by gains in the international business. Operating income for the worldwide tobacco business in 1993 of $893 million declined 60% from $2.24 billion in 1992, reflecting the lower operating company contribution and a $544 million restructuring expense in 1993 versus a restructuring expense of $43 million in 1992. The 1993 restructuring expense includes expenses to streamline both the domestic and international operations by the reduction of personnel in administration, manufacturing and sales functions, as well as rationalization of manufacturing and office facilities.



     Net sales for RJRT amounted to $4.95 billion in 1993, a decline of 20% from the 1992 level, reflecting the impact of industry-wide price reductions and price discounting on higher price brands, a higher proportion of sales from lower price brands and an overall volume decline of approximately 3.6%. The 1993 decrease in overall volume resulted from a decline in the full-price segment that more than offset growth in the lower price segment. The growth in lower price brands was slowed in the second half of 1993 by net price reductions on full-price brands. RJRT's operating company contribution was $1.20 billion in 1993, a 43% decline from the 1992 level of $2.11 billion, primarily due to the lower net sales and a higher proportion of sales from the lower margin segment, offset in part by lower operating expenses. RJRT's operating income was $480 million in 1993, a decline of 72% from $1.7 billion in 1992. The decline in operating income reflected the lower RJRT operating company contribution as well as a restructuring expense of $355 million in 1993 which is significantly higher than the $43 million restructuring expense recorded in 1992.


     Tobacco International recorded net sales of $3.13 billion in 1993, an increase of 9% from the 1992 level, due to higher volume in all regions of business, the expansion of markets through ventures in Eastern Europe and Turkey, contract sales to the Russian Republic, favorable pricing in certain regions and a change in fiscal year end, which more than offset unfavorable currency developments in Western Europe. Tobacco International's operating company contribution rose to $644 million in 1993, an increase of 12% compared to the prior year due to higher volume and pricing which was offset in part by higher operating expenses and to a lesser extent foreign currency developments. Tobacco International's operating income was $413 million for 1993, a decline of 23% from the 1992 level. The decline in operating income reflects a restructuring expense of $189 million in 1993 that more than offset the increase in operating company contribution.

     1993 Competitive Activity. During recent years, the lower price segment of the domestic cigarette market has grown significantly and the full price segment has declined. The shifting of smokers of full price brands to lower price brands adversely affects RJRT's earnings since lower price brands are generally less profitable than full price brands. Although the difference in profitability is often substantial, it varies greatly depending on marketing and promotion levels and the terms of sale. Accordingly, RJRT has in recent years experienced substantial increased volume in the lower price segment, but the earnings attributable to these sales have not been sufficient to offset decreased earnings from declining sales of RJRT's full price brands.

     In April 1993, RJRT's largest competitor announced a shift in strategy designed to gain share of market while sacrificing short-term profits. The competitor's tactics included increased promotional spending and temporary price reductions on its largest cigarette brand, followed several months later by list price reductions on all its full-price and mid-price brands. RJRT defended its major full-price brands during the period of temporary price reductions and, to remain competitive in the marketplace, also reduced list prices on all its full-price and mid-price brands in August 1993. The cost of defensive price promotions and the impact of lower list prices were primarily responsible for the sharp drop in RJRT's 1993 operating company contribution.

     Currently, the domestic cigarette market has consolidated list prices for cigarettes from four or more tiers into two tiers, with price competition being conducted principally through trade and retail promotion on a brand-by-brand basis. The resulting effects from increased list prices on lower price brands and reduced promotional spending by RJRT on its full price brands have not been sufficient to offset the effect of decreased list prices on RJRT's full price brands. This has resulted in lower aggregate profit margins for RJRT. These depressed margins are expected to continue until such time as the competitive environment improves and operating costs are further reduced.


     Although some improvement to the stability of the competitive environment has occurred in the fourth quarter of 1993, RJRT cannot predict if or when any further improvement to the competitive environment will occur or whether such stability will continue. In addition, growth in lower price brands was slowed in the second half of 1993 due to net price reductions on full price brands. RJRT is unable to predict whether this trend will continue. RJRT's domestic cigarette volume of non-full price brands as a percentage of total domestic volume was 44% in 1993, 35% in 1992 and 25% in 1991 versus 37%, 30% and 25%, respectively, for the domestic cigarette market.



     1993 Governmental Activity. Legislation recently enacted restricts the use of imported tobacco in cigarettes manufactured in the United States and is expected to increase RJRT's future raw material cost. In addition, the Clinton Administration and members of Congress have introduced bills in Congress that would significantly increase the federal excise tax on cigarettes, eliminate the deductibility of a portion of the cost of tobacco advertising, ban smoking in public buildings and workplaces, add additional health warnings on cigarette packaging and advertising and further restrict the marketing of tobacco products. It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Tobacco International or the cigarette industry generally but such legislation or regulations could have an adverse effect on RJRT, Tobacco International or the cigarette industry generally.

     1992 vs. 1991. Net sales for RJRT rose 5% from 1991 to $6.17 billion in 1992 as higher unit selling prices and volume were offset in part by a higher proportion of sales from lower price brands. Overall volume for the 1992 year increased 3% from the prior year as a result of gains in the lower price segment more than offsetting a decline in the full price segment. RJRT's operating company contribution in 1992 was $2.11 billion, a 5% decline from the prior year. The decline in operating company contribution was primarily due to the higher proportion of sales of lower margin brands and higher marketing and selling expenditures, which when combined more than offset the effect of higher unit selling prices and volume. RJRT's operating income of $1.70 billion in 1992 declined 8% from the prior year as a result of the decline in operating company contribution as well as a $43 million charge incurred in connection with a restructuring plan, the purpose of which was to improve productivity by realigning operations in the sales, manufacturing, research and development, and administrative areas.


     Tobacco International recorded net sales of $2.86 billion in 1992, an increase of 7% from 1991. Excluding contract sales to the Russian Republic, for which there were major shipments in 1991, Tobacco International would have reported an increase in net sales in 1992 of 10%. The sales increase is a result of volume gains in Eastern Europe (where the company made several acquisitions), Asia and the Middle East, favorable currency developments and higher selling prices that more than offset lower volume in Western Europe. Operating company contribution and operating income for 1992 rose 15% and 16%, respectively, from the prior year to $575 million and $537 million. The increase in operating company contribution and operating income was due to higher volume, favorable currency developments and higher selling prices offset in part by a higher proportion of sales in the lower margin segment.



     For a description of certain litigation affecting RJRT and its affiliates, see Note 11 to the Consolidated Financial Statements.


FOOD

     Holdings' food business is conducted by NFG, which comprises the Nabisco Biscuit Company, the LifeSavers Division, the Planters Division, the Specialty Products Company, the Fleischmann's Division, the Food Service Division and Nabisco Brands Ltd, (collectively the "North American Group") and Nabisco International.

     1993 vs. 1992. NFG reported net sales of $7.03 billion in 1993, an increase of 5% from 1992. Excluding the 1992 operating results of the ready-to-eat cold cereal business, which was sold at the end of that year, net sales in 1993 increased 9% from 1992, resulting from higher volume, sales from recently acquired businesses and modest price increases in both the North American Group and Nabisco International. The North American Group volume increase was primarily attributable to the success of new product introductions in the U.S., including the Snackwell's line of low fat/fat free cookies and crackers, Fat Free Newtons, Life Savers Gummi Savers candy and Planters' stand-up bag line of peanuts and snacks. Nabisco International's net sales increased as a result of the 1993 acquisitions in Spain and Peru and higher volume and prices from its Latin American businesses.


     NFG's operating company contribution of $995 million in 1993 was 5% higher than the 1992 amount. Excluding the 1992 operating results of the ready-to-eat cold cereal business, operating company contribution increased 14%, with the North American Group up 13% and Nabisco International up 18%. The North American Group increase was primarily due to the gain in net sales, savings from productivity programs, and contributions from the recently acquired businesses, offset in part by higher expenses for consumer marketing programs. Nabisco International increased operating company contribution through acquisitions and gains in net sales.

     NFG's operating income was $624 million in 1993, a decrease of 19% from 1992, as a result of the $153 million restructuring expense in 1993, which was significantly higher than the restructuring expense of $63 million recorded in 1992, that more than offset the gain in operating company contribution. Excluding the 1992 operating results of the ready-to-eat cold cereal business and the related gain on its sale, as well as the restructuring expenses in both 1993 and 1992, NFG's operating income was up 16% as a result of the increase in operating company contribution. The 1993 restructuring expense primarily consists of expenses related to the reorganization and downsizing of manufacturing and sales functions which will reduce personnel costs, both domestically and internationally, in order to improve productivity and, to a lesser extent, the rationalization of facilities.


     1992 vs. 1991. NFG reported net sales of $6.71 billion in 1992, an increase of 4% from 1991. The increase primarily results from higher volume and pricing in the Latin American subsidiaries and the addition of recently acquired businesses in Mexico and Brazil. Net sales for the North American Group were relatively flat, as higher unit selling prices and volume in U.S. cookie and selected grocery products, including new products and product varieties, were offset by lower sales in the balance of the food lines as a result of restrained consumer spending. NFG's operating company contribution increased 3% from 1991 to $947 million in 1992 as a result of the increase in net sales in Latin America. Operating company contribution in the North American Group was about even with last year reflecting the modest net sales performance in 1992. Margins in the North America Group were maintained in 1992 as a result of productivity gains offsetting the industry trends toward higher trade promotion spending. NFG's 1992 operating income, which included a restructuring expense of $63 million, as well as a gain of $98 million on the sale of the ready-to-eat cold cereal business, rose 8% from 1991 to $769 million as a result of the increase in 1992 operating company contribution. The $63 million charge was incurred in connection with a restructuring plan, the purpose of which was to reduce costs and improve productivity by realigning sales operations and implementing a voluntary separation program.


RESTRUCTURING EXPENSE

     Holdings recorded a pre-tax restructuring expense of $730 million in the fourth quarter of 1993 ($467 million after-tax) related to a program announced on December 7, 1993. Such restructuring program was undertaken in response to a changing consumer product business environment and is expected to streamline operations and improve profitability. Implementation of the program, although begun in the latter part of 1993, will primarily occur in 1994. Approximately 75% of the restructuring program will require cash outlays which will occur primarily in 1994 and early 1995. As an offset to the cash outlays, Holdings expects annual after-tax cash savings of approximately $250 million.

     The cost of providing severance pay and benefits for the reduction of approximately 6,000 employees throughout the domestic and international food and tobacco businesses is approximately $400 million of the charge and is primarily a cash expense. The workforce reduction was undertaken in order to establish fundamental changes to the cost structure of the domestic tobacco business in the face of acute competitive activity in that business and to take advantage of cost savings opportunities in other businesses through process efficiency improvements. Legislation enacted during the third quarter of 1993 stipulates that, effective January 1, 1994, financial penalties will be assessed against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) of domestically grown flue cured and burly tobaccos. As a result, the domestic and international tobacco businesses accrued approximately $70 million of related restructuring charges resulting from a reassessment of raw material sourcing and production arrangements. In addition, a shift in pricing strategy designed to gain share of market by RJRT's largest competitor has resulted in a redeployment of spending and changes in sales and distribution strategies resulting in a restructuring charge of approximately
$80 million primarily related to contract termination costs. Abandonment of leases related to the above changes in the businesses results in approximately $60 million of restructuring charges. The remainder of the charge, approximately $120 million, represents non-cash costs to rationalize and close manufacturing and sales facilities in both the tobacco and food businesses to facilitate cost improvements.


INTEREST EXPENSE

     1993 vs. 1992. Consolidated interest expense of $1.19 billion in 1993 decreased 17% from 1992, primarily as a result of the refinancings of debt that were completed during 1992 and 1993, lower debt levels from the application of net proceeds from the issuance of preferred stock in 1993 and lower effective interest rates and the impact of declining market interest rates in 1993.

     1992 vs. 1991. Consolidated interest expense of $1.43 billion in 1992 decreased 32% from 1991, primarily due to the refinancings completed during 1991 and 1992, lower effective interest rates and the impact of declining market interest rates in 1992.

INCOME TAXES

     Effective January 1, 1993, Holdings and RJRN adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes. SFAS No. 109 superseded Statement of Financial Accounting Standards No. 96, the method of accounting for income taxes previously followed by the Registrants. The adoption of SFAS No. 109 did not have a material impact on the financial statements of either Holdings or RJRN.

     Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this increase to Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income tax rates and other effects of the new tax legislation. Also during 1993, Holdings' provision for income taxes was decreased by a $108 million credit resulting from a remeasurement of the balance of deferred income taxes for a change in estimate of the basis of certain deferred tax amounts relating primarily to international operations.


NET INCOME

     1993 vs. 1992. Holdings reported a net loss of $145 million in 1993, a decrease of $444 million from 1992. Included in Holdings' 1993 net loss is an after-tax extraordinary loss of $142 million related to the repurchases of high cost debt during 1993 and an after-tax restructuring expense of $467 million. Excluding the extraordinary loss and restructuring expense recorded in 1993, Holdings would have reported net income of $464 million in 1993. Excluding a similar after-tax extraordinary loss and an after-tax restructuring expense of $477 million and $66 million, respectively, in 1992, as well as a 1992 after-tax gain on the sale of Holdings' ready-to-eat cold cereal business of $30 million, Holdings would have reported net income of $812 million in 1992. The decrease in net income in 1993 from 1992, after such exclusions, is due to the lower operating income offset in part by lower interest expense.

     1992 vs. 1991. Holdings' net income of $299 million in 1992 includes an after-tax extraordinary loss of $477 million related to the repurchases of high cost debt during 1992. However, after excluding the extraordinary loss, Holdings would have reported net income of $776 million for 1992, an increase of $408 million over last year, primarily as a result of significantly lower interest expense. Net income in 1991 was reduced by $28 million of net charges included in "Other income (expense), net" as a result of the write-off of $109 million of unamortized debt issuance costs and the recognition of $144 million of unrealized losses from interest rate hedges related to the refinancing of existing credit lines, partially offset by a $225 million credit for a change in estimated postretirement health care liabilities.

     Holdings' net income (loss) applicable to its common stock for 1993, 1992 and 1991 of $(213) million, $268 million and $195 million, respectively, includes a deduction for preferred stock dividends of $68 million, $31 million and $173 million, respectively.

     Effective January 1, 1993, RJRN adopted Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), Employers' Accounting for Postemployment Benefits. Under SFAS No. 112, RJRN is required to accrue the costs for preretirement postemployment benefits provided to former or inactive employees and recognize an obligation for these benefits. The adoption of SFAS No. 112 did not have a material impact on the financial statements of either Holdings or RJRN.

                       LIQUIDITY AND FINANCIAL CONDITION

DECEMBER 31, 1993

     Holdings continued to generate significant free cash flow in 1993, although at a lower level than in 1992. Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, was $1.0 billion for 1993 and $1.6 billion for 1992. The lower level of free cash flow for 1993 primarily reflects lower operating company contribution in the domestic tobacco business, higher capital expenditures for tobacco manufacturing facilities in Eastern Europe and Turkey and for Nabisco Biscuit facilities and higher taxes paid, offset in part by lower inventory levels in the domestic tobacco business, higher sales of receivables, and a decrease in interest paid.

     The components of free cash flow are as follows:


                                                                                                  YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                             --------------------
                                                                                               1993       1992
                                                                                             ---------  ---------
                                                                                             (DOLLARS IN MILLIONS)
OPERATING INCOME...........................................................................  $   1,378  $   2,898
  Amortization of intangibles..............................................................        625        616
  Restructuring expense, net of a 1992 gain from the sale of the ready-to-eat cold cereal
    business...............................................................................        730          8
                                                                                             ---------  ---------
OPERATING COMPANY CONTRIBUTION.............................................................      2,733      3,522
  Depreciation and other amortization......................................................        524        530
  Increase in operating working capital....................................................       (121)      (196)
  Capital expenditures.....................................................................       (615)      (519)
  Change in other assets and liabilities...................................................        (21)      (298)
                                                                                             ---------  ---------
OPERATING CASH FLOW*.......................................................................      2,500      3,039
  Taxes paid...............................................................................       (332)      (116)
  Interest paid............................................................................       (912)    (1,102)
  Dividends paid...........................................................................       (241)      (214)
  Other, net...............................................................................         19         31
                                                                                             ---------  ---------
FREE CASH FLOW.............................................................................  $   1,034  $   1,638
                                                                                             ---------  ---------
                                                                                             ---------  ---------

- ---------------

* Operating cash flow, which is used as an internal measurement for evaluating business performance, includes, in addition to net cash flow from (used in) operating activities as recorded in the Consolidated Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes paid and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

                                ---------------


     In 1993, Holdings and RJRN continued to enter into a series of transactions designed to refinance long-term debt, lower debt levels and lower interest costs, thereby improving the consolidated debt cost and maturity structure. These transactions included the issuance of preferred stock and the repurchase and redemption of certain debt obligations with funds provided from the issuance of debt securities (including medium-term notes), borrowings under Holdings' and RJRN's credit agreement, dated as of December 1, 1991, as amended (the "1991 Credit Agreement"), and free cash flow, as well as RJRN's management of interest rate exposure through swaps, options, caps and other interest rate arrangements. As a result of these transactions and lower market interest rates during 1993, Holdings reduced the effective interest rate on its consolidated long-term debt from 8.7% at December 31, 1992 to 8.4% at December 31, 1993. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.


     One of Holdings' current financial objectives is to achieve a capitalization ratio of 43% over time. Holdings' capitalization ratio was 44.5% at December 31, 1993. The capitalization ratio, which is intended to measure Holdings' long-term debt (including current maturities) as a percentage of total capital, is calculated by dividing (i) Holdings' long-term debt by (ii) the sum of Holdings' total equity, consolidated long-term debt, deferred income taxes and certain other long-term liabilities.

     Certain of Holdings' other current financial objectives, which are all based on income before extraordinary items excluding after-tax amortization of trademarks and goodwill and referred to below as cash net income, are to achieve a 20% return on year beginning common stockholders' equity, a 2.7 interest and preferred stock dividend coverage ratio and a trendline average annual earnings per share growth of 15% over time.

     The 20% return on year beginning common stockholders' equity objective, which is intended to measure the return to Holdings' common equity holders on the net assets employed in the business, is calculated by dividing (i) cash net income (after deducting preferred stock dividends) by (ii) total stockholders' equity at the beginning of the year exclusive of preferred stockholders' equity interest. For purposes of calculating the return on year beginning common stockholders' equity, Series A Preferred Stock and similar convertible preferred stock securities, if any, are considered common equity and the related dividends thereon are considered common dividends. The 2.7 interest and preferred stock dividend coverage ratio objective, which is intended to measure Holdings' ability to service its annual interest and preferred stock dividend payments, is calculated by dividing (i) operating income before amortization of trademarks and goodwill and depreciation by (ii) the sum of cash interest expense and preferred stock dividends. The trendline average annual earnings per share growth of 15% as adjusted for after-tax amortization of trademarks and goodwill, is intended to measure Holdings' ability to achieve a certain level of earnings per share growth over time.

     At December 31, 1993, Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) and a total capital level (total debt and total stockholders' equity) of approximately $12.4 billion and $21.5 billion, respectively, each of which is lower than the corresponding amounts at December 31, 1992. Holdings' ratio of total debt to total stockholders' equity at December 31, 1993 improved to 1.4-to-1 versus 1.7-to-1 at December 31, 1992. RJRN's ratio of total debt to common equity at December 31, 1993 was 1.3-to-1, compared with 1.6-to-1 at December 31, 1992. Total current liabilities and long-term debt of RJRN's subsidiaries was approximately $3.4 billion at December 31, 1993 and 1992.

     Management believes that the improvement to Holdings' and its subsidiaries' financial structure since 1991 has enhanced its ability to take advantage of opportunities to further improve its capital and/or cost structure. Management expects that it will continue to consider opportunities as they arise. Such opportunities, if pursued, could involve further acquisitions from time to time of substantial amounts of securities of Holdings or its subsidiaries through open market purchases, redemptions, privately negotiated transactions, tender or exchange offers or otherwise and/or the issuance from time to time of additional securities by Holdings or its subsidiaries. Acquisitions of securities at prices above their book value, together with the accelerated amortization of deferred financing fees attributable to the acquired securities, would reduce reported net income, depending upon the extent of such acquisitions. Nonetheless, Holdings' and its subsidiaries' ability to take advantage of such opportunities is subject to restrictions in the 1991 Credit Agreements and Holdings' and RJRN's credit agreement, dated as of April 5, 1993, as amended (the "1993 Credit Agreement", and together with the 1991 Credit Agreement, the "Credit Agreements"), and in certain of their debt indentures. For a discussion of recent developments affecting the tobacco business and the potential effect on RJRT's cash flow, see "Results of Operations--Tobacco."

     In addition, management currently is reviewing and expects to continue to review various corporate transactions, including, but not limited to, joint ventures, mergers, acquisitions, divestitures, asset swaps, spin-offs and recapitalizations. Although Holdings has discussed and continues to discuss various transactions with third parties, no assurance may be given that any transaction will be announced or completed. It is likely that Holdings' tobacco and food businesses would be separated should certain of the foregoing transactions be consummated.

     During 1993, RJRN issued $750 million principal amount of 8% Notes due 2000, $500 million principal amount of 8 3/4% Notes due 2005 and $500 million principal amount of 9 1/4% Debentures due 2013. Also during 1993, RJRN issued medium-term notes maturing in the years 1995-1998 having an aggregate initial offering price of approximately $230 million. The net proceeds from the sale of debt securities and the sale of 50,000,000 depositary shares at $25 per share issued in connection with the issuance of Series B Cumulative Preferred Stock have been or will be used for general corporate purposes, which include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases and redemptions of securities. Pending such uses, proceeds may be used to repay indebtedness under RJRN's revolving credit facilities or for short-term liquid investments.

     A portion of the net proceeds collected from the sale of Holdings' ready-to-eat cold cereal business was used on February 5, 1993 to redeem $216 million principal amount of RJRN's 9 3/8% Sinking Fund Debentures due 2016 at a price of $1,065.63 for each $1,000 principal amount of such debentures, plus accrued and unpaid interest thereon.

     The 1991 Credit Agreement is a $6.5 billion revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability under the 1991 Credit Agreement is reduced by an amount equal to the stated amount of such letters of credit outstanding, by commercial paper borrowings in excess of $1 billion and by amounts borrowed under such facility. At December 31, 1993, approximately $456 million stated amount of letters of credit was outstanding and $328 million was borrowed under the 1991 Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at December 31, 1993 was $5.72 billion.

     On April 5, 1993, Holdings and RJRN entered into the 1993 Credit Agreement, which matures on April 4, 1994 and provides a back-up line of credit to support commercial paper issuances of up to $1 billion. Availability thereunder is reduced by an amount equal to the aggregate amount of commercial paper outstanding. At December 31, 1993, approximately $913 million of commercial paper was outstanding. Accordingly, $87 million was available under the 1993 Credit Agreement at December 31, 1993. Holdings and RJRN expect to obtain bank consent to extend the maturity date of the 1993 Credit Agreement for an additional 364 days.

     The aggregate of consolidated indebtedness and interest rate arrangements subject to fluctuating interest rates approximated $5.5 billion at December 31, 1993. This represents an increase of $800 million from the year end 1992 level of $4.7 billion, primarily due to Holdings' on-going management of its interest rate exposure.


     As a result of the general decline in market interest rates compared with the high interest cost on certain of Holdings' consolidated debt obligations, the estimated fair value amount of Holdings' long-term debt reflected in its Consolidated Balance Sheets at December 31, 1993 and 1992 exceeded the carrying amount (book value) of such debt by approximately $400 million and $1.1 billion, respectively. For additional disclosures concerning the fair value of Holdings' consolidated indebtedness as well as the fair value of its interest rate arrangements at December 31, 1993 and 1992, see Notes 10 and 11 to the Consolidated Financial Statements.


     Capital expenditures were $615 million, $519 million and $459 million for 1993, 1992 and 1991, respectively. The current level of expenditures planned for 1994 is expected to be approximately $600 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of Holdings' businesses.

     Holdings has operations in many countries, utilizing 35 functional currencies in its foreign subsidiaries and branches. Significant foreign currency net investments are located in Germany, Canada, Hong Kong, Brazil and Spain. Changes in the strength of these countries' currencies relative to the U.S. dollar result in direct charges or credits to equity for non-hyperinflationary countries and direct charges or credits to the income statement for hyperinflationary countries. Translation gains or losses, resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments, also result in charges or credits to equity. Holdings also has significant exposure to foreign exchange sale and purchase transactions in currencies other than its functional currency. The exposures include the U.S. dollar, German mark, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar and cross-rate exposure among the French franc, British pound, Italian lira and the German mark. Holdings manages these exposures to minimize the effects of foreign currency transactions on its cash flows.

     Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The Credit Agreements, which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries. As a result of the increased competitive conditions in the domestic cigarette market and in order to provide Holdings with additional flexibility under certain financial ratios contained in the Credit Agreements, Holdings obtained an amendment to such Credit Agreements during October 1993. Holdings and RJRN believe that they are currently in compliance with all covenants and restrictions in the Credit Agreements and their other indebtedness.

     On February 24, 1994, Holdings filed a Registration Statement on Form S-3 for a proposed offering of 300 million depositary shares, each representing a one-tenth ownership interest in a share of a newly created series of Preferred Equity Redemption Cumulative Stock ("PERCS"). Each depositary share would mandatorily convert in three years into one share of Common Stock, subject to adjustment and subject to earlier conversion or redemption under certain circumstances. Any net proceeds of a PERCS offering may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions, such as a joint venture, merger, acquisition, divestiture, asset swap, spin-off and/or recapitalization, that would result in the separation of the tobacco and food businesses of Holdings. As of February 24, 1994, the specific uses of proceeds have not been determined. Pending such uses, any proceeds would be used to repay indebtedness under RJRN's revolving credit facilities or for short-term liquid investments.

ENVIRONMENTAL MATTERS

     RJRN has been engaged in a continuing program to assure compliance with U.S. Government and various state and local government laws and regulations concerning the protection of the environment. Certain subsidiaries of the Registrants have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act, ("CERCLA") with respect to approximately fifteen sites. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and the Registrants can not reasonably estimate the cost of resolving the above-mentioned CERCLA matters, the Registrants do not expect such expenditures or costs to have a material adverse effect on the financial condition of either of the Registrants.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules on page 34, for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

     Item 10 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1994. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Item 11 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Item 12 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Item 13 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1994.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)               1.  The financial statements listed in the accompanying Index to Financial Statements and Financial
                      Statement Schedules are filed as part of this report.
                  2.  The financial statement schedules listed in the accompanying Index to Financial Statements and
                      Financial Statement Schedules are filed as part of this report.
                  3.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(b)                   Reports on Form 8-K filed in Fourth Quarter 1993
                      None.
(c)                   Exhibits
                      See Exhibit Index.
(d)                   Financial Statement Schedules.
                      See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 24, 1994.

                                         RJR NABISCO HOLDINGS CORP.

                                         By:        /s/ CHARLES M. HARPER
                                            ....................................
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1994.

               SIGNATURE                                   TITLE
- ----------------------------------------  ----------------------------------------
       /s/ CHARLES M. HARPER              Chairman of the Board and Chief
........................................    Executive Officer (principal executive
          (Charles M. Harper)               officer) and Director
       /s/ STEPHEN R. WILSON              Executive Vice President and Chief
........................................    Financial Officer (principal financial
          (Stephen R. Wilson)               officer)
        /s/ ROBERT S. ROATH               Senior Vice President and Controller
........................................    (principal accounting officer)
           (Robert S. Roath)
                   *                      Director
........................................
          (John T. Chain, Jr.)
                   *                      Director
........................................
             (Saul A. Fox)
                   *                      Director
........................................
        (Louis V. Gerstner, Jr.)
                   *                      Director
........................................
         (James H. Greene, Jr.)
                   *                      Director
........................................
          (H. John Greeniaus)
                   *                      Director
........................................
          (James W. Johnston)
                   *                      Director
........................................
        (Vernon E. Jordan, Jr.)
                   *                      Director
........................................
           (Henry R. Kravis)
                   *                      Director
........................................
         (John G. Medlin, Jr.)
                   *                      Director
........................................
           (Paul E. Raether)
                   *                      Director
........................................
        (Lawrence R. Ricciardi)
                   *                      Director
........................................
          (Rozanne L. Ridgway)
                   *                      Director
........................................
          (Clifton S. Robbins)
                   *                      Director
........................................
          (George R. Roberts)
                   *                      Director
........................................
           (Scott M. Stuart)
                   *                      Director
........................................
          (Michael T. Tokarz)

                                      *By:    /s/ ROBERT F. SHARPE, JR.
                                          ......................................
                                             (Robert F. Sharpe, Jr.)
                                                 Attorney-in-Fact

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 24, 1994.

                                         RJR NABISCO, INC.

                                       By:     /s/ CHARLES M. HARPER
                                          ......................................
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 1994.

               SIGNATURE                                   TITLE
- ----------------------------------------  ----------------------------------------
       /s/ CHARLES M. HARPER              Chairman of the Board and Chief
........................................    Executive Officer (principal executive
          (Charles M. Harper)               officer) and Director
       /s/ STEPHEN R. WILSON              Executive Vice President and Chief
........................................    Financial Officer (principal financial
          (Stephen R. Wilson)               officer)
        /s/ ROBERT S. ROATH               Senior Vice President and Controller
........................................    (principal accounting officer)
           (Robert S. Roath)
                   *                      Director
........................................
          (John T. Chain, Jr.)
                   *                      Director
........................................
             (Saul A. Fox)
                   *                      Director
........................................
        (Louis V. Gerstner, Jr.)
                   *                      Director
........................................
         (James H. Greene, Jr.)
                   *                      Director
........................................
          (H. John Greeniaus)
                   *                      Director
........................................
          (James W. Johnston)
                   *                      Director
........................................
        (Vernon E. Jordan, Jr.)
                   *                      Director
........................................
           (Henry R. Kravis)
                   *                      Director
........................................
         (John G. Medlin, Jr.)
                   *                      Director
........................................
           (Paul E. Raether)
                   *                      Director
........................................
        (Lawrence R. Ricciardi)
                   *                      Director
........................................
          (Rozanne L. Ridgway)
                   *                      Director
........................................
          (Clifton S. Robbins)
                   *                      Director
........................................
          (George R. Roberts)
                   *                      Director
........................................
           (Scott M. Stuart)
                   *                      Director
........................................
          (Michael T. Tokarz)

                                     *By:    /s/ ROBERT F. SHARPE, JR.
                                         .......................................
                                             (Robert F. Sharpe, Jr.)
                                                 Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                         PAGE
                                                                                                    --------------
FINANCIAL STATEMENTS
  Report of Deloitte & Touche, Independent Auditors...............................................             F-1
  Summary of Significant Accounting Policies......................................................             F-2
  Consolidated Statements of Income and Retained Earnings--Years Ended December 31, 1993, 1992 and
     1991.........................................................................................             F-3
  Consolidated Statements of Cash Flows--Years Ended December 31, 1993,
     1992 and 1991................................................................................             F-4
  Consolidated Balance Sheets--December 31, 1993 and 1992.........................................             F-5
  Notes to Consolidated Financial Statements......................................................        F-6-F-32

FINANCIAL STATEMENT SCHEDULES

     For the years ended December 31, 1993, 1992 and 1991:

  Schedule II        --Amounts Receivable from Related Parties and Underwriters, Promoters and
                       Employees Other Than Related Parties.........................................         S-1-S-2
  Schedule III       --Condensed Financial Information of Registrant................................         S-3-S-6
  Schedule V         --Property, Plant and Equipment................................................             S-7
  Schedule VI        --Accumulated Depreciation, Depletion, and Amortization of Property, Plant and
                       Equipment....................................................................             S-8
  Schedule VIII      --Valuation and Qualifying Accounts............................................             S-9
  Schedule IX        --Short-Term Borrowings........................................................            S-10
  Schedule X         --Supplementary Income Statement Information...................................            S-11

     All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are omitted because they are not required under the related instructions or are not applicable or the required information is shown in the financial statements or notes thereto.

               REPORT OF DELOITTE & TOUCHE, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.:
RJR Nabisco, Inc.:

     We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules of Holdings and RJRN as of December 31, 1993 and 1992, and for each of the three years in the period ended December 31, 1993 as listed in the accompanying Index to Financial Statements and Financial Statement Schedules. These financial statements and financial statement schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Holdings and RJRN at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE


New York, New York
February 1, 1994
  (except with respect to the subsequent
  event discussed in Note 17, as to
  which the date is February 24, 1994)

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS


     The Summary of Significant Accounting Policies below and the notes to consolidated financial statements on pages F-6 through F-32 are integral parts of the accompanying consolidated financial statements of RJR Nabisco Holdings Corp. ("Holdings") and RJR Nabisco, Inc. ("RJRN" and, collectively with Holdings, the "Registrants") (the "Consolidated Financial Statements").


                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This Summary of Significant Accounting Policies is presented to assist in understanding the Consolidated Financial Statements included in this report. These policies conform to generally accepted accounting principles.

  Consolidation

     Consolidated Financial Statements include the accounts of each Registrant and its subsidiaries.

  Cash Equivalents

     Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity that they present an insignificant risk of changes in value because of changes in interest rates.

  Inventories

     Inventories are stated at the lower of cost or market. Various methods are used for determining cost. The cost of U.S. tobacco inventories is determined principally under the LIFO method. The cost of remaining inventories is determined under the FIFO, specific lot and weighted average methods. In accordance with recognized trade practice, stocks of tobacco, which must be cured for more than one year, are classified as current assets.

  Depreciation

     Property, plant and equipment are depreciated principally by the straight-line method.

  Trademarks and Goodwill

     Values assigned to trademarks are based on appraisal reports and are amortized on the straight-line method over a 40 year period. Goodwill is also amortized on the straight-line method over a 40 year period.

  Other Income (Expense), Net

     Interest income, gains and losses on foreign currency transactions and other financial items are included in "Other income (expense), net".

  Income Taxes

     Income taxes are accounted for under the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), Accounting for Income Taxes, and are calculated for each Registrant on a separate return basis.

  Postretirement Benefits Other Than Pensions


     Postretirement benefits other than pensions are accounted for under the provisions of Statement of Financial Accounting Standards No. 106 ("SFAS No. 106"), Employers' Accounting for Postretirement Benefits Other Than Pensions.


  Postemployment Preretirement Benefits

     Postemployment preretirement benefits are accounted for under the provisions of Statement of Financial Accounting Standards No. 112 ("SFAS No. 112"), Employers' Accounting for Postemployment Benefits.

  Excise Taxes

     Excise taxes are excluded from "Net sales" and "Cost of products sold".

  Reclassifications and Restatements

     Certain reclassifications have been made to prior years' amounts to conform to the 1993 presentation.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                         YEAR ENDED               YEAR ENDED              YEAR ENDED
                                                        DECEMBER 31,             DECEMBER 31,            DECEMBER 31,
                                                            1993                     1992                    1991
                                                   -----------------------  -----------------------  ---------------------
                                                     HOLDINGS      RJRN       HOLDINGS      RJRN      HOLDINGS     RJRN
                                                   ------------  ---------  ------------  ---------  ----------  ---------
NET SALES (NOTE 1)...............................  $     15,104  $  15,104  $     15,734  $  15,734  $   14,989  $  14,989
                                                   ------------  ---------  ------------  ---------  ----------  ---------
Costs and expenses (Note 1):
  Cost of products sold..........................         6,640      6,640         6,326      6,326       6,088      6,088
  Selling, advertising, administrative and
    general expenses.............................         5,731      5,723         5,788      5,776       5,358      5,345
  Amortization of trademarks and goodwill........           625        625           616        616         609        609
  Restructuring expense..........................           730        730           106        106          --         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       OPERATING INCOME..........................         1,378      1,386         2,898      2,910       2,934      2,947
Interest expense (Notes 8 and 10)................        (1,190)    (1,167)       (1,429)    (1,340)     (2,113)    (2,030)
Amortization of debt issuance costs..............           (19)       (19)          (20)       (19)       (104)      (110)
Other income (expense), net (Note 1).............           (58)       (88)            7        (75)        (69)      (157)
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       Income before income taxes................           111        112         1,456      1,476         648        650
Provision for income taxes (Note 3)..............           114        116           680        693         280        301
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...            (3)        (4)          776        783         368        349
Extraordinary item--loss on early extinguishments
  of debt, net of income taxes (Note 4)..........          (142)      (135)         (477)      (464)         --         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       NET INCOME (LOSS).........................          (145)      (139)          299        319         368        349
Less preferred stock dividends...................            68         --            31         --         173         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       Net income (loss) applicable to common
           stock.................................          (213)      (139)          268        319         195        349
Retained earnings (accumulated deficit) at
  beginning of period............................          (738)      (320)       (1,037)      (639)     (1,405)      (988)
Add preferred stock dividends charged to paid-in
  capital........................................            68         --            31         --         173         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
RETAINED EARNINGS (ACCUMULATED DEFICIT) AT END OF
  PERIOD (NOTE 13)...............................  $       (883) $    (459) $       (738) $    (320) $   (1,037) $    (639)
                                                   ------------  ---------  ------------  ---------  ----------  ---------
                                                   ------------  ---------  ------------  ---------  ----------  ---------
Net income (loss) per common and common
  equivalent share:
  Income (loss) before extraordinary item........  $       (.05)        --  $       0.55         --  $     0.22         --
  Extraordinary item.............................          (.10)        --         (0.35)        --          --         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
       Net income (loss).........................  $       (.15)        --  $       0.20         --  $     0.22         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
                                                   ------------  ---------  ------------  ---------  ----------  ---------
Dividends per share of Series A Preferred Stock
  (Note 12)......................................  $       3.34         --  $       3.34         --  $     0.49         --
Average number of common and common equivalent
  shares outstanding (in thousands)(Note 2)......     1,349,196         --     1,363,549         --     887,622         --
                                                   ------------  ---------  ------------  ---------  ----------  ---------
                                                   ------------  ---------  ------------  ---------  ----------  ---------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                          YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                         DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                             1993                  1992                  1991
                                                     --------------------  --------------------  --------------------
                                                     HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
                                                     ---------  ---------  ---------  ---------  ---------  ---------
NET CASH FLOWS FROM OPERATING ACTIVITIES (NOTE 5)..  $   1,769  $   1,604  $   2,307  $   2,455  $   1,971  $   1,981
                                                     ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.............................       (615)      (615)      (519)      (519)      (459)      (459)
  Proceeds from dispositions of businesses.........        450        450         --         --         98         98
  Acquisition of businesses........................       (128)      (128)      (385)      (385)        --         --
  Other, net.......................................         32         32         11         11         20         20
                                                     ---------  ---------  ---------  ---------  ---------  ---------
    Net cash flows from (used in) investing
      activities...................................       (261)      (261)      (893)      (893)      (341)      (341)
                                                     ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt.........     25,747     25,747     19,179     19,179      7,079      7,079
  Repayments of long-term debt.....................    (28,031)   (27,483)   (20,622)   (20,371)   (11,597)   (11,597)
  Increase (decrease) in notes payable.............        (24)       (24)       (25)       (25)        46         46
  Proceeds from issuance of common stock and
    exercise of warrants...........................          9         --          1         --      1,300         --
  Proceeds from issuance of Series A Preferred
    Stock..........................................         --         --         --         --      2,126         --
  Proceeds from issuance of Series B Preferred
    Stock..........................................      1,250         --         --         --         --         --
  Financing and advisory fees paid.................        (48)        (9)       (35)       (33)      (227)       (81)
  Capital contributions from/issuance of common
    stock to parent................................         --      1,214         --         --         --      3,454
  Dividends paid to parent.........................         --        (48)        --       (278)        --         --
  Preferred stock dividends paid...................       (241)        --       (214)        --       (205)        --
  Repurchase of Preferred Stock....................       (105)        --         --         --         --         --
  Repurchases and cancellations of common stock,
    stock options and warrants.....................         (1)        --        (89)        --         (4)        --
  Other, net--including intercompany transfers.....         62       (621)        62       (363)       (12)      (191)
                                                     ---------  ---------  ---------  ---------  ---------  ---------
    Net cash flows from (used in) financing
      activities...................................     (1,382)    (1,224)    (1,743)    (1,891)    (1,494)    (1,290)
                                                     ---------  ---------  ---------  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash
      equivalents..................................        (10)       (10)        (6)        (6)       (25)       (25)
                                                     ---------  ---------  ---------  ---------  ---------  ---------
    Net change in cash and cash equivalents........        116        109       (335)      (335)       111        325
Cash and cash equivalents at beginning of period...         99         96        434        431        323        106
                                                     ---------  ---------  ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period.........  $     215  $     205  $      99  $      96  $     434  $     431
                                                     ---------  ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                 DECEMBER 31,          DECEMBER 31,
                                                                                     1993                  1992
                                                                             --------------------  --------------------
                                                                             HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                             ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents (Note 5).......................................  $     215  $     205  $      99  $      96
  Accounts and notes receivable, net (Notes 1 and 5).......................        856        847      1,356      1,333
  Inventories (Note 6).....................................................      2,700      2,700      2,776      2,776
  Prepaid expenses and excise taxes........................................        374        374        345        345
                                                                             ---------  ---------  ---------  ---------
       TOTAL CURRENT ASSETS................................................      4,145      4,126      4,576      4,550
                                                                             ---------  ---------  ---------  ---------
Property, plant and equipment--at cost.....................................      7,166      7,166      6,515      6,515
Less accumulated depreciation..............................................     (1,998)    (1,998)    (1,657)    (1,657)
                                                                             ---------  ---------  ---------  ---------
  Net property, plant and equipment (Note 7)...............................      5,168      5,168      4,858      4,858
                                                                             ---------  ---------  ---------  ---------
Trademarks, net of accumulated amortization of $1,223 and $972,
  respectively.............................................................      8,727      8,727      8,959      8,959
Goodwill, net of accumulated amortization of $1,767 and $1,395,
  respectively.............................................................     12,851     12,851     13,062     13,062
Other assets and deferred charges..........................................        404        400        586        581
                                                                             ---------  ---------  ---------  ---------
                                                                             $  31,295  $  31,272  $  32,041  $  32,010
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 8)...................................................  $     301  $     301  $     298  $     298
  Accounts payable.........................................................        515        515        401        401
  Accrued liabilities (Note 9).............................................      2,751      2,705      2,468      2,425
  Current maturities of long-term debt (Note 10)...........................        142        142        379        351
  Income taxes accrued (Note 3)............................................        234        234        300        300
                                                                             ---------  ---------  ---------  ---------
       TOTAL CURRENT LIABILITIES...........................................      3,943      3,897      3,846      3,775
                                                                             ---------  ---------  ---------  ---------
Long-term debt (less current maturities) (Note 10).........................     12,005     12,005     13,541     13,054
Other noncurrent liabilities...............................................      2,503      2,353      2,203      2,859
Deferred income taxes (Note 3).............................................      3,774      3,701      4,075      3,978
Commitments and contingencies (Note 11)....................................
Stockholders' equity (Notes 12, 13 and 17):
  Redeemable convertible preferred stock--4,032,968 shares issued and
    outstanding at December 31, 1992.......................................         --         --        101         --
  ESOP convertible preferred stock--15,573,973 and 15,625,000 shares issued
     and outstanding at December 31, 1993 and 1992, respectively...........        249         --        250         --
  Series A convertible preferred stock--52,500,000 shares issued and
    outstanding at December 31, 1993 and 1992..............................          2         --          2         --
  Series B preferred stock--50,000 shares issued and outstanding at
    December 31, 1993......................................................      1,250         --         --         --
  Common stock--1,138,011,292 and 1,134,648,542 shares issued and
     outstanding at December 31, 1993 and 1992, respectively...............         11         --         11         --
  Paid-in capital..........................................................      8,778      9,877      9,048      8,711
  Cumulative translation adjustments.......................................       (102)      (102)       (47)       (47)
  Retained earnings (accumulated deficit)..................................       (883)      (459)      (738)      (320)
  Receivable from ESOP.....................................................       (211)        --       (227)        --
  Loans receivable from employees..........................................        (18)        --        (24)        --
  Unamortized value of restricted stock....................................         (6)        --         --         --
                                                                             ---------  ---------  ---------  ---------
       TOTAL STOCKHOLDERS' EQUITY..........................................      9,070      9,316      8,376      8,344
                                                                             ---------  ---------  ---------  ---------
                                                                             $  31,295  $  31,272  $  32,041  $  32,010
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS

     Net sales and cost of products sold exclude excise taxes of $3.757 billion, $3.560 billion and $3.715 billion for 1993, 1992 and 1991, respectively.

     Operating income in the fourth quarter of 1993 was reduced by a $730 million restructuring expense for a program initiated at the domestic tobacco operations ($355 million), the international tobacco operations ($189 million), the food operations ($153 million) and Headquarters ($33 million). Such restructuring program was undertaken in response to a changing consumer product business environment and is expected to streamline operations and improve profitability. Implementation of the program, although begun in the latter part of 1993, will primarily occur in 1994. Approximately 75% of the restructuring program will require cash outlays which will occur primarily in 1994 and early 1995. As an offset to the cash outlays, Holdings expects annual after-tax cash savings of approximately $250 million.

     The cost of providing severance pay and benefits for the reduction of approximately 6,000 employees throughout the domestic and international food and tobacco businesses is approximately $400 million of the charge and is primarily a cash expense. The workforce reduction was undertaken in order to establish fundamental changes to the cost structure of the domestic tobacco business in the face of acute competitive activity in that business and to take advantage of cost savings opportunities in other businesses through process efficiency improvements. Legislation enacted during the third quarter of 1993 stipulates that, effective January 1, 1994, financial penalties will be assessed against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) of domestically grown flue cured and burly tobaccos. As a result, the domestic and international tobacco businesses accrued approximately $70 million of related restructuring charges resulting from a reassessment of raw material sourcing and production arrangements. In addition, a shift in pricing strategy designed to gain share of market by RJRT's largest competitor has resulted in a redeployment of spending and changes in sales and distribution strategies resulting in a restructuring charge of approximately
$80 million primarily related to contract termination costs. Abandonment of leases related to the above changes in the businesses results in approximately $60 million of restructuring charges. The remainder of the charge, approximately $120 million, represents non-cash costs to rationalize and close manufacturing and sales facilities in both the tobacco and food businesses to facilitate cost improvements.

     During the fourth quarter of 1992, operating income was reduced by a net charge of $8 million as a result of a $106 million restructuring expense recorded at the tobacco operations ($43 million) and the food operations ($63 million), partially offset by a $98 million gain recognized from the sale of Holdings' ready-to-eat cold cereal business for $456 million in cash, prior to post-closing adjustments. The restructuring expense was incurred in connection with a restructuring plan at the tobacco operations, the purpose of which was to improve productivity by realigning operations in the sales, manufacturing, research and development, and administrative areas and a restructuring plan at the food operations, the purpose of which was to reduce costs and improve productivity by realigning sales operations and implementing a previously announced voluntary separation program. The receivable established at December 31, 1992 for the sale of the ready-to-eat cold cereal business was collected on January 4, 1993, except for certain escrow amounts which were subsequently collected.

     During the fourth quarter of 1991, net income was reduced by $28 million of net charges included in "Other income (expense), net" as a result of the write-off of $109 million of unamortized debt issuance costs and the recognition of $144 million of unrealized losses from interest rate hedges related

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--OPERATIONS--(CONTINUED)
to the refinancing of the bank credit agreement of RJR Nabisco Capital Corp. ("Capital") dated as of January 31, 1989 (as amended, the "1989 Credit Agreement") and the repayment of the $2.25 billion bank credit facility (as amended, the "1990 Credit Agreement"), partially offset by a $225 million credit for a change in estimated postretirement health care liabilities.

NOTE 2--EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of shares of common stock and Series A Depositary Shares (hereinafter defined) outstanding during the period and common stock assumed to be outstanding to reflect the effect of dilutive warrants and options. Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the common stock into which such securities would be converted. Accordingly, Holdings' earnings per share and fully diluted earnings per share are the same.

NOTE 3--INCOME TAXES

     The provision for income taxes consisted of the following:


                                                            YEAR ENDED                YEAR ENDED                YEAR ENDED
                                                           DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                                               1993                      1992                      1991
                                                     ------------------------  ------------------------  ------------------------
                                                      HOLDINGS       RJRN       HOLDINGS       RJRN       HOLDINGS       RJRN
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Current:
  Federal..........................................   $     295    $     366    $     165    $     115    $      53    $      20
  Foreign and other................................         169          169          216          216          206          202
                                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                            464          535          381          331          259          222
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Deferred:
  Federal..........................................        (298)        (367)         300          363           17           75
  Foreign and other................................         (52)         (52)          (1)          (1)           4            4
                                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                           (350)        (419)         299          362           21           79
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Provision for income taxes.........................   $     114    $     116    $     680    $     693    $     280    $     301
                                                     -----------  -----------  -----------  -----------  -----------  -----------
                                                     -----------  -----------  -----------  -----------  -----------  -----------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)

     The components of the deferred income tax liability disclosed on the Consolidated Balance Sheet at December 31, 1993 included the following:

                                                                                       DECEMBER 31, 1993
                                                                                     ----------------------
                                                                                      HOLDINGS      RJRN
                                                                                     -----------  ---------
Deferred tax assets:
  Pension liabilities..............................................................   $    (123)  $    (123)
  Other postretirement liabilities.................................................        (342)       (342)
  Restructure and other accrued liabilities........................................        (325)       (325)
                                                                                     -----------  ---------
          Total deferred tax assets................................................        (790)       (790)
                                                                                     -----------  ---------
Deferred tax liabilities:
  Property and equipment...........................................................       1,154       1,154
  Trademarks.......................................................................       2,913       2,913
  Other............................................................................         465         392
                                                                                     -----------  ---------
          Total deferred tax liabilities...........................................       4,532       4,459
                                                                                     -----------  ---------
             Net deferred tax liabilities before valuation allowance...............       3,742       3,669
  Valuation allowance..............................................................          32          32
                                                                                     -----------  ---------
  Net deferred income taxes........................................................   $   3,774   $   3,701
                                                                                     -----------  ---------
                                                                                     -----------  ---------

     Pre-tax income (loss) before extraordinary item for domestic and foreign operations is shown in the following table:

                                                           YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                          DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                              1993                    1992                    1991
                                                     ----------------------  ----------------------  ----------------------
                                                      HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                     -----------  ---------  -----------  ---------  -----------  ---------
Domestic (includes U.S. exports)...................   $    (169)  $    (168)  $   1,052   $   1,072   $     285   $     287
Foreign............................................         280         280         404         404         363         363
                                                     -----------  ---------  -----------  ---------  -----------  ---------
Pre-tax income.....................................   $     111   $     112   $   1,456   $   1,476   $     648   $     650
                                                     -----------  ---------  -----------  ---------  -----------  ---------
                                                     -----------  ---------  -----------  ---------  -----------  ---------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)

     The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                             YEAR ENDED              YEAR ENDED              YEAR ENDED
                                            DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                1993                    1992                    1991
                                       ----------------------  ----------------------  ----------------------
                                        HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS      RJRN
                                       -----------  ---------  -----------  ---------  -----------  ---------
Income taxes computed at statutory
  U.S. federal income tax rates......   $      39   $      39   $     495   $     502   $     220   $     221
State taxes, net of federal ben-
  efit...............................          23          23          54          54          60          57
Goodwill amortization................         125         125         122         122         121         121
March 1991 Exchange Offer............          --          --          --          --        (104)       (104)
Asset sale...........................          --          --          33          33          --          --
Federal rate change impact on
  deferred income taxes..............          86          86          --          --          --          --
Change in estimate of the basis of
  certain deferred tax amounts.......        (108)       (108)         --          --          --          --
Taxes on foreign operations at rates
  different than statutory U.S.
  federal rate.......................         (14)        (14)         15          15           7           7
FSC income exclusion.................         (14)        (14)        (10)        (10)         (5)         (5)
Other items, net.....................         (23)        (21)        (29)        (23)        (19)          4
                                       -----------  ---------  -----------  ---------  -----------  ---------
Provision for income taxes...........   $     114   $     116   $     680   $     693   $     280   $     301
                                       -----------  ---------  -----------  ---------  -----------  ---------
                                       -----------  ---------  -----------  ---------  -----------  ---------
Effective tax rate...................       102.7%      103.8%       46.7%       47.0%       43.2%       46.3%
                                       -----------  ---------  -----------  ---------  -----------  ---------
                                       -----------  ---------  -----------  ---------  -----------  ---------

     At December 31, 1993, there was $1.242 billion of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes or foreign withholding taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.


     At December 31, 1993, Holdings had cumulative minimum tax credit carryforwards for U.S. federal tax purposes of $64 million.



     Effective January 1, 1993, Holdings and RJRN adopted SFAS No. 109. SFAS No. 109 superseded Statement of Financial Accounting Standards No. 96, the method of accounting for income taxes previously followed by the Registrants. The adoption of SFAS No. 109 did not have a material impact on the financial statements of either Holdings or RJRN.


     Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)
increase to Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income tax rates and other effects of the new tax legislation. Also during 1993, Holdings' provision for income taxes was decreased by a $108 million credit resulting from a remeasurement of the balance of deferred income taxes for a change in estimate of the basis of certain deferred tax amounts relating primarily to international operations.


During 1993, $101 million of previously recognized deferred income tax benefits for operating loss carryforwards ($36 million), minimum tax credit carryforwards ($44 million) and other carryforward items ($21 million) were realized for U.S. federal tax purposes.


NOTE 4--EXTRAORDINARY ITEM

     The extinguishments of debt of Holdings and RJRN resulted in the following extraordinary losses:

                                                                                 YEAR ENDED              YEAR ENDED
                                                                                DECEMBER 31,            DECEMBER 31,
                                                                                    1993                    1992
                                                                           ----------------------  ----------------------
                                                                            HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                           -----------  ---------  -----------  ---------
Cash paid in excess of net carrying amount (book value) of debentures
  extinguished...........................................................   $    (206)  $    (196)  $    (636)  $    (616)
Write-off of debt issuance costs.........................................         (12)        (12)        (40)        (40)
                                                                           -----------  ---------  -----------  ---------
Extraordinary item--loss on early extinguishments of debt before income
  taxes..................................................................        (218)       (208)       (676)       (656)
Benefit for income taxes.................................................          76          73         199         192
                                                                           -----------  ---------  -----------  ---------
Extraordinary item--loss on early extinguishments of debt, net of income
  taxes..................................................................   $    (142)  $    (135)  $    (477)  $    (464)
                                                                           -----------  ---------  -----------  ---------
                                                                           -----------  ---------  -----------  ---------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--SUPPLEMENTAL CASH FLOWS INFORMATION

     A reconciliation of net income (loss) to net cash flows from operating activities follows:

                                                          YEAR ENDED              YEAR ENDED              YEAR ENDED
                                                         DECEMBER 31,            DECEMBER 31,            DECEMBER 31,
                                                             1993                    1992                    1991
                                                    ----------------------  ----------------------  ----------------------
                                                     HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                    -----------  ---------  -----------  ---------  -----------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)...............................   $    (145)  $    (139)  $     299   $     319   $     368   $     349
                                                    -----------  ---------  -----------  ---------  -----------  ---------
  Adjustments to reconcile net income (loss) to
     net cash flows from operating activities:
     Depreciation of property, plant and
     equipment....................................         448         448         455         455         441         441
     Amortization (principally intangibles).......         701         701         691         691         683         683
     Deferred income tax provision (benefit)......        (350)       (419)        299         362          21          79
     Non-cash interest expense....................         276         254         434         356         787         703
     Amortization of debt issuance costs..........          19          19          20          19         104         110
     Extraordinary item--loss on early
       extinguishments of debt....................         218         208         676         656          --          --
     Gain on sale of ready-to-eat cold cereal
       business...................................          --          --         (98)        (98)         --          --
     (Increase) decrease in accounts and notes
       receivable.................................          75          84        (180)       (180)       (161)       (139)
     (Increase) decrease in inventories...........          80          80        (102)       (102)        (23)        (23)
     (Increase) decrease in prepaid expenses and
       excise taxes...............................         (37)        (37)        (53)        (53)          5           5
     (Increase) decrease in other assets and
       deferred charges...........................          (4)         43        (186)       (185)         54          57
     Increase (decrease) in accounts payable and
       accrued liabilities........................         308         312          70          84        (279)       (290)
     Increase (decrease) in income taxes
       accrued....................................         (53)         54          38         128         (90)       (125)
     Increase (decrease) in other noncurrent
       liabilities................................         215          24        (110)        (96)         10          15
     Other, net...................................          18         (28)         54          99          51         116
                                                    -----------  ---------  -----------  ---------  -----------  ---------
          Total adjustments.......................       1,914       1,743       2,008       2,136       1,603       1,632
                                                    -----------  ---------  -----------  ---------  -----------  ---------
     Net cash flows from operating activities.....   $   1,769   $   1,604   $   2,307   $   2,455   $   1,971   $   1,981
                                                    -----------  ---------  -----------  ---------  -----------  ---------
                                                    -----------  ---------  -----------  ---------  -----------  ---------

     Cash payments for income taxes and interest were as follows:

                                                             YEAR ENDED               YEAR ENDED              YEAR ENDED
                                                            DECEMBER 31,             DECEMBER 31,            DECEMBER 31,
                                                                1993                     1992                    1991
                                                      ------------------------  ----------------------  ----------------------
                                                       HOLDINGS       RJRN       HOLDINGS      RJRN      HOLDINGS      RJRN
                                                      -----------  -----------  -----------  ---------  -----------  ---------
Income taxes paid, net of refunds...................   $     408    $     408    $     116   $     116   $     368   $     368
Interest paid.......................................   $     912    $     912    $   1,102   $   1,102   $   1,397   $   1,397

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--SUPPLEMENTAL CASH FLOWS INFORMATION--(CONTINUED)

     Cash equivalents at December 31, 1993 and 1992, valued at cost (which approximates market value), totaled $215 million and $99 million, respectively, and consisted principally of domestic and Eurodollar time deposits and certificates of deposit.

     At December 31, 1993 and 1992, cash of $62 million and $63 million, respectively, was held in escrow as collateral for letters of credit issued in connection with certain foreign currency debt.

     On February 7, 1990, RJRN entered into an arrangement in which it agreed to sell for cash substantially all of its domestic trade accounts receivable generated during a five-year period to a financial institution. Pursuant to amendments entered into in 1992, the length of the receivable program was extended an additional year. The accounts receivable have been and will continue to be sold with limited recourse at purchase prices reflecting the rate applicable to the cost to the financial institution of funding its purchases of accounts receivable and certain administrative costs. During 1993, 1992 and 1991, total proceeds of approximately $8.2 billion, $8.5 billion and $8.7 billion, respectively, were received by RJRN in connection with this arrangement. At December 31, 1993 and 1992, the accounts receivable balance has been reduced by approximately $437 million and $352 million, respectively, due to the receivables sold.

     For information regarding certain non-cash financing activities, see Notes 10 and 12 to the Consolidated Financial Statements.

NOTE 6--INVENTORIES

     The major classes of inventory are shown in the table below:


                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1993           1992
                                                                          -------------  -------------
Finished products.......................................................    $     771      $     730
Leaf tobacco............................................................        1,458          1,501
Raw materials...........................................................          208            222
Other...................................................................          263            323
                                                                          -------------  -------------
                                                                            $   2,700      $   2,776
                                                                          -------------  -------------
                                                                          -------------  -------------

     At December 31, 1993 and 1992, approximately $1.4 billion of inventory was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1993 and 1992 was greater than the amount at which these inventories were carried on the Consolidated Balance Sheets by $284 million and $277 million, respectively.

     For the years ended December 31, 1993, 1992 and 1991, net income was increased by $6 million, $4 million, and $9 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce leaf durations consistent with forecasts of future operating requirements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

     Components of property, plant and equipment were as follows:


                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1993           1992
                                                                          -------------  -------------
Land and land improvements..............................................   $       308    $       277
Buildings and leasehold improvements....................................         1,771          1,682
Machinery and equipment.................................................         4,624          4,086
Construction-in-process.................................................           463            470
                                                                          -------------  -------------
                                                                                 7,166          6,515
Less accumulated depreciation...........................................        (1,998)        (1,657)
                                                                          -------------  -------------
     Net property, plant and equipment..................................   $     5,168    $     4,858
                                                                          -------------  -------------
                                                                          -------------  -------------

NOTE 8--NOTES PAYABLE

     Notes payable consisted of the following:


                                                                           DECEMBER 31,     DECEMBER 31,
                                                                               1993             1992
                                                                          ---------------  ---------------
Notes payable to foreign banks..........................................     $     301        $     280
Foreign commercial paper................................................            --               18
                                                                             ---------        ---------
                                                                             $     301        $     298
                                                                             ---------        ---------
                                                                             ---------        ---------

NOTE 9--ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:


                                                                          DECEMBER 31,   DECEMBER 31,
                                                                              1993           1992
                                                                          -------------  -------------
Marketing and advertising...............................................    $     643      $     645
Payroll and employee benefits...........................................          325            291
Excise taxes............................................................          226            322
Accrued interest........................................................          260            236
Restructuring...........................................................          377            124
Other...................................................................          920            850
                                                                          -------------  -------------
                                                                            $   2,751      $   2,468
                                                                          -------------  -------------
                                                                          -------------  -------------

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE

     Interest expense consisted of the following:


                                                                 YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                    1993           1992           1991
                                                                -------------  -------------  -------------
Cash interest.................................................    $     914      $     995      $   1,326
Non-cash interest.............................................          276            434            787
                                                                -------------  -------------  -------------
                                                                  $   1,190      $   1,429      $   2,113
                                                                -------------  -------------  -------------
                                                                -------------  -------------  -------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

     Long-term debt consisted of the following:

                                                                          DECEMBER 31, 1993        DECEMBER 31, 1992
                                                                       ------------------------  ----------------------
                                                                           DUE          DUE          DUE         DUE
                                                                         WITHIN        AFTER       WITHIN       AFTER
                                                                        ONE YEAR    ONE YEAR(1)   ONE YEAR    ONE YEAR
                                                                       -----------  -----------  -----------  ---------
RJRN Debt:
  7 3/8-9 3/8% Debentures with annual sinking fund payments through
     2017 (net of $160 million and $162 million of such debentures held by RJRN on December 31, 1993 and 1992, respectively, for future sinking fund requirements, and $137 million of such
     debentures held by Holdings on December 31, 1992)...............   $      --    $   1,464    $     216   $   1,572
  5.09-10.5% Notes, due 1995 through 2013............................          --        6,631          100       4,655
  5.375-10%, Foreign Currency Debt, due 1994 to 2001.................         123          472           --         605
  1991 Credit Agreement, variable interest (varies with prime rate and LIBOR--weighted average interest rate of 3.94% at December
     31, 1993), due December 31, 1996(2).............................          --          328           --       2,831
  Commercial paper(3)................................................          --          913           --         571
  Other indebtedness.................................................          19          247           35         239
Subordinated Debentures:
  15% Subordinated Debentures, net of discount of $18 million and $27 million at December 31, 1993 and 1992, respectively, effective interest rate of 15.88%, interest payable-in-kind or cash, at the option of RJRN, until May 15, 1994, cash payment thereafter,
     sinking fund requirements beginning 1999, due 2001..............          --          280           --         423
  Subordinated Discount Debentures, net of discount of $133 million and $495 million at December 31, 1993 and 1992, respectively, effective interest rate of 15.88%, interest payable-in-kind until May 15, 1994, cash payment thereafter, sinking fund
     requirements beginning 1999, due 2001...........................          --        1,393           --       1,799
  Other Subordinated Debentures, fixed rate of 13 1/2%, due 2001.....          --          277           --         359
                                                                       -----------  -----------  -----------  ---------
       RJRN(4).......................................................         142       12,005          351      13,054

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

                                                                          DECEMBER 31, 1993        DECEMBER 31, 1992
                                                                       ------------------------  ----------------------
                                                                           DUE          DUE          DUE         DUE
                                                                         WITHIN        AFTER       WITHIN       AFTER
                                                                        ONE YEAR    ONE YEAR(1)   ONE YEAR    ONE YEAR
                                                                       -----------  -----------  -----------  ---------
Holdings Debt:
  Converting Debentures, fixed rate of 17 3/8%, interest
     payable-in-kind or cash at Holdings' option through May 1, 1999, cash payment thereafter, convertible into Holdings' Common Stock
     on April 30, 1993, otherwise due 2009...........................          --           --           --         413
  11.68% ESOP participation..........................................          --           --           28          74
                                                                       -----------  -----------  -----------  ---------
       Holdings......................................................   $     142    $  12,005    $     379   $  13,541
                                                                       -----------  -----------  -----------  ---------
                                                                       -----------  -----------  -----------  ---------

- ---------------

(1) The payment of debt through December 31, 1998 is due as follows (in millions): 1995--$617; 1996--$465; 1997--$70 and 1998--$1,714.


(2) RJRN maintains a revolving credit facility of $6.5 billion of which $6.2 billion was unused at December 31, 1993. At December 31, 1993, availability of the unused portion is reduced by $456 million for the extension of irrevocable letters of credit which support the principal and interest on certain existing foreign debt of RJRN and its subsidiaries. A commitment fee of 1/4% per annum is payable on the unused portion of the facility.



(3) RJRN maintains a back-up line of credit to support commercial paper issuances of up to $1 billion. Commercial paper outstanding in excess of $1 billion is supported by the 1991 Credit Agreement.


(4) As a result of RJRN's management of its interest rate exposure through swaps, options, caps, and other interest rate arrangements, the effective interest rate on certain debt may differ from that disclosed in the table.
                            ------------------------

     During 1991, Holdings entered into the following refinancing transactions:
(i) the repayment on March 11, 1991 of the aggregate principal amount outstanding of a subordinated promissory note held by a limited partnership affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR") plus accrued and unpaid interest thereon for a total of approximately $468 million in cash from borrowings under the revolving credit portion of the 1989 Credit Agreement, (ii) the issuance by Capital on April 25, 1991 of $1.5 billion principal amount of 10 1/2% Senior Notes due 1998 (the "10 1/2% Senior Notes") (the "Senior Note Offering") and the repayment of a portion of the amount outstanding under the 1990 Credit Agreement with a portion of the net proceeds from the Senior Note Offering equal to approximately $731 million in cash, (iii) the redemption on June 3, 1991 of 100% of the aggregate principal amount of all outstanding Subordinated Exchange Debentures Due 2007 of RJR Nabisco Holdings Group, Inc. ("Group") equal to approximately $1.86 billion plus accrued and unpaid interest thereon to the redemption date with (a) an additional portion of the net proceeds from the Senior Note Offering and (b) the entire net proceeds from the issuance by Holdings on April 18, 1991 of 115,000,000 shares of common stock of Holdings, par value $.01 per share (the "Common Stock") at $11.25 per share,
(iv) open market purchases of certain of Capital's debentures totalling approximately $128 million with the remaining net proceeds from the Senior Note Offering, (v) the exchange by Holdings of 3.8 shares of Common Stock for each of the 67,997,769 shares of Cumulative Convertible Preferred Stock (the "Preferred Stock") exchanged pursuant to an exchange offer commenced on November 7, 1991 and completed on December 7, 1991, (vi) the issuance by Holdings on November 8, 1991 of 52,500,000 shares of Series A Conversion Preferred Stock, par value .01 per share ("Series A Preferred Stock") of Holdings and the sale of 210,000,000 $.835 depositary shares ("Series A Depositary

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)
Shares") at $10.125 per Series A Depositary Share in connection with such issuance (the "Series A Preferred Stock Offering"), (vii) the repayment of the aggregate amount outstanding under the 1990 Credit Agreement, the repayment of a portion of the amount outstanding under the 1989 Credit Agreement and the redemption of certain notes of RJRN with the net proceeds from the Series A Preferred Stock Offering equal to approximately $2.1 billion and (viii) the repayment by Capital on December 19, 1991 of the aggregate amount outstanding under the working capital facility, revolving credit facility and term loan portions of the 1989 Credit Agreement with approximately $3.3 billion in cash from borrowings under a $6.5 billion bank credit facility (as amended, the "1991 Credit Agreement").

     On May 15, 1992, Capital merged with and into its wholly-owned subsidiary, RJRN. As a result of the merger, Group became the direct parent of RJRN and RJRN assumed all of the obligations of Capital under the 1991 Credit Agreement and with respect to the following debt securities: Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"); 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 (the "15% Subordinated Debentures"); 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures" and, collectively with the Subordinated Discount Debentures and the 15% Subordinated Debentures, the "Subordinated Debentures"); 10 1/2% Senior Notes; 8.30% Senior Notes due April 15, 1999 (the "8.30% Senior Notes"); and 8.75% Senior Notes due April 15, 2004 (the "8.75% Senior Notes" and, collectively with the 8.30% Senior Notes, the "1992 Senior Notes"). Prior to this merger, RJRN had guaranteed all of Capital's obligations with respect to such indebtedness, and the financial statements of RJRN had reflected such indebtedness and all debt related costs.

     On December 17, 1992, Group merged with and into its wholly-owned subsidiary, RJRN.

     Also during 1992, Holdings entered into the following refinancing transactions: (i) the redemption on February 15, 1992 of $250 million principal amount of Capital's Subordinated Floating Rate Notes due 1999 (the "Subordinated Floating Rate Notes") at a price of $1,005 for each $1,000 principal amount of Subordinated Floating Rate Notes plus accrued and unpaid interest thereon, (ii) the early extinguishments by Capital of approximately $1 billion aggregate principal amount of certain of Capital's subordinated debentures in a privately negotiated transaction (the "1992 Capital Debenture Repurchase") for approximately $995 million in cash, consisting of $165 million aggregate principal amount of its 15% Subordinated Debentures, $85 million aggregate principal amount of its 13 1/2% Subordinated Debentures and $750 million aggregate principal amount (approximately $550 million accreted amount) of its Subordinated Discount Debentures, (iii) the issuance by Capital on April 9, 1992 of $600 million principal amount of 8.30% Senior Notes and $600 million principal amount of 8.75% Senior Notes and the application of substantially all of the net proceeds from the issuance of the 1992 Senior Notes to repay a portion of the funds temporarily drawn under the 1991 Credit Agreement for the redemption of the Subordinated Floating Rate Notes and for the 1992 Capital Debenture Repurchase, (iv) the retirement on May 15, 1992 of $225 million aggregate principal amount of Capital's Subordinated Extendible Reset Debentures due May 15, 1991 (the "Subordinated Reset Debentures") at a price of $1,010 for each $1,000 principal amount of Subordinated Reset Debentures plus accrued and unpaid interest thereon with the remaining proceeds available from the 1992 Senior Notes plus temporary borrowings under the 1991 Credit Agreement, which were repaid with proceeds of medium-term notes and (v) the additional repurchases during 1992 for approximately $1.822 billion in cash of certain of RJRN's subordinated debentures consisting of $690 million aggregate principal amount of its 15% Subordinated Debentures, $81 million aggregate principal amount of its 13 1/2%

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)
Subordinated Debentures and $941 million aggregate principal amount (approximately $728 million accreted amount) of its Subordinated Discount Debentures. The principal or accreted amount of the debentures in item (v) was refinanced with proceeds of debt securities maturing in the years 1999-2004. The purchase of most of such amount had been temporarily funded with borrowings under the 1991 Credit Agreement. Also during 1992, Holdings repurchased $126 million aggregate principal amount (approximately $209 million including accrued interest) of its Senior Converting Debentures due 2009 (the "Converting Debentures") for $229 million in cash, and RJRN repurchased $229 million aggregate principal amount of various other debentures for $240 million in cash. The funds for the repurchase of Converting Debentures and various other debentures of RJRN and for a portion of the purchase price of the Subordinated Debentures in item (v) were provided from the issuance of medium-term notes maturing in the years 1995-1997, borrowings under the 1991 Credit Agreement and cash flow from operations.

     During 1993, RJRN repurchased for approximately $1.0 billion in cash certain of its subordinated debentures consisting of $153 million aggregate principal amount of its 15% Subordinated Debentures, $82 million aggregate principal amount of its 13 1/2% Subordinated Debentures and $768 million aggregate principal amount (approximately $671 million accreted amount) of its Subordinated Discount Debentures. The principal or accreted amounts of such debentures was refinanced from proceeds of debt securities maturing after 1998, including debt securities issued during 1993. The purchase of most of such amount had been temporarily funded with borrowings under the 1991 Credit Agreement.

     The remaining portion of the ESOP participation was repurchased on January 15, 1993 for cash, plus accrued and unpaid interest thereon.

     Holdings redeemed on May 1, 1993, 100% of the aggregate principal amount of its outstanding Converting Debentures at a price of $1,000 for each $1,000 principal amount of Converting Debentures, plus accrued and unpaid interest thereon, for the period from February 9, 1989 through April 30, 1993, of $937.54 for each $1,000 principal amount of Converting Debentures.

     During 1993, RJRN issued $750 million principal amount of 8% Notes due 2000, $500 million principal amount of 8 3/4% Notes due 2005 and $500 million principal amount of 9 1/4% Debentures due 2013. Also during 1993, RJRN issued medium-term notes maturing in the years 1995-1998 having an aggregate initial offering price of approximately $230 million. The net proceeds from the sale of debt securities and the Series B Preferred Stock Offering (as hereinafter defined) have been or will be used for general corporate purposes, which include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases and redemptions of securities. Pending such uses, proceeds may be used to repay indebtedness under RJRN's revolving credit facilities or for short-term liquid investments.

     A portion of the net proceeds collected from the sale of Holdings' ready-to-eat cold cereal business was used on February 5, 1993 to redeem $216 million principal amount of RJRN's 9 3/8% Sinking Fund Debentures due 2016 (the "9 3/8% Debenture") at a price of $1,065.63 for each $1,000 principal amount of 9 3/8% Debentures, plus accrued and unpaid interest thereon.

     On April 5, 1993, the Registrants entered into a credit agreement (as amended, the "1993 Credit Agreement" and together with the 1991 Credit Agreement, the "Credit Agreements"), which matures on April 4, 1994 and provides a back-up line of credit to support commercial paper issuances of up to $1 billion. Availability thereunder is reduced by an amount equal to the aggregate amount of commercial

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

paper outstanding. At December 31, 1993, approximately $913 million of commercial paper was outstanding. Accordingly, $87 million was available under the 1993 Credit Agreement at December 31, 1993. Holdings and RJRN expect to obtain bank consent to extend the maturity date of the 1993 Credit Agreement for an additional 364 days.


     Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under the 1991 Credit Agreement, the commercial paper borrowings have been included under "Long-term debt".

     As permitted by the governing indenture, RJRN intends to pay in cash the May 15, 1994 interest payment due on its 15% Subordinated Debentures. Accordingly, the interest accrued thereon as of December 31, 1993 has been included in "Accrued liabilities".

     Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The Credit Agreements, which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries.


     The estimated fair value of Holdings' consolidated long-term debt as of December 31, 1993 and 1992 was approximately $12.4 billion and $14.9 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate. The estimated fair value exceeded the carrying amount of Holdings' long-term debt by approximately $400 million and $1.1 billion at December 31, 1993 and 1992, respectively, as a result of the general decline in market interest rates compared with the higher interest cost on certain of Holdings' debt obligations. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of Holdings' consolidated long-term debt as of December 31, 1993 and 1992 is not necessarily indicative of the amounts that Holdings could realize in a current market exchange.


NOTE 11--COMMITMENTS AND CONTINGENCIES

     Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnities, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1993, 16 new actions were filed or served against RJRT and/or its affiliates or indemnities and 18 such actions were dismissed or otherwise resolved in favor of RJRT and/or its

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) affiliates or indemnities. A total of 35 such actions in the United States, one in Puerto Rico and one against RJRT's Canadian subsidiary were pending on December 31, 1993. As of February 7, 1994, 35 active cases were pending against RJRT and/or its affiliates or indemnities, 33 in the United States, one in Puerto Rico and one in Canada. Four of the 33 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. One of such cases is currently scheduled for trial on September 5, 1994 and if tried, will be the first such case to reach trial. One of the active cases is alleged to be a class action on behalf of a purported class of 60,000 individuals.

     The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation and conspiracy. Punitive damages, often in amounts totalling many millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et. al., which award was overturned on appeal and the case was subsequently dismissed.

     On June 24, 1992, the United States Supreme Court in Cipollone held that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.

     Certain legislation proposed in recent years in Congress, among other things, would eliminate any such preemptive effect on common law damage actions for personal injuries. RJRT is unable to predict whether such legislation will be enacted, if so, in what form, or whether such legislation would be intended by Congress to apply retroactively. The Supreme Court's Cipollone decision itself, or the passage of such legislation, could increase the number of cases filed against cigarette manufacturers, including RJRT.

     RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

     RJRT recently received a civil investigative demand from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.

     Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnities. Determinations of

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT and its affiliates or indemnities and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

     The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on either of the Registrants' financial position; however, it is possible that the results of operations or cash flows of the Registrants in a particular quarterly or annual period could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of such possible loss in any particular quarterly or annual period or in the aggregate.

COMMITMENTS

     At December 31, 1993, other commitments totalled approximately $556 million, principally for minimum operating lease commitments, the purchase of machinery and equipment and other contractual arrangements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

     Certain financial instruments with off-balance sheet risk have been entered into by the RJRN to manage its interest rate and foreign currency exposures.

Interest Rate Arrangements


     At December 31, 1993 and 1992, RJRN had outstanding interest rate swaps, options, caps and other interest rate arrangements with financial institutions having a total notional principal amount of $5.7 billion and $5.2 billion, respectively. The arrangements at December 31, 1993 mature as follows:
1994--$2.7 billion; 1995--$1.1 billion; 1996--$1.1 billion; 1997--$450 million and 1998 $350 million, respectively. The estimated fair value of these arrangements as of December 31, 1993 and 1992 was favorable by approximately $37 million and unfavorable by approximately $1 million, respectively, based on calculations from independent third parties for similar arrangements.



     Because interest rate swaps and purchased options and other interest rate arrangements effectively hedge interest rate exposures, the differential to be paid or received is accrued and recognized in interest expense as market interest rates change. If an arrangement is terminated prior to maturity, then the realized gain or loss is recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap, option, cap or other interest rate arrangement is recognized immediately. In addition, for written options and other similar interest rate arrangements that are entered into to manage interest rate exposure, changes in market value of such instruments would result in the current recognition of any related gains or losses.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Foreign Currency Arrangements

     At December 31, 1993 and 1992, RJRN had outstanding forward foreign exchange contracts with banks to purchase or sell an aggregate notional principal amount of $476 million and $566 million, respectively. The estimated fair value of these arrangements as of December 31, 1993 and 1992 was favorable by approximately $3 million and $4 million, respectively, based on calculations from independent third parties for similar arrangements.

     The forward foreign exchange contracts and other hedging arrangements entered into by RJRN generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign currency transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately.

     The above interest rate and foreign currency arrangements entered into by RJRN involve, to varying degrees, elements of market risk as a result of potential changes in future interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in future interest and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, RJRN may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, RJRN continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

     There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL

     The changes in Common Stock and paid-in capital are shown as follows:

                                                                1993                         1992
                                                     ---------------------------  ---------------------------
                                                         SHARES        AMOUNT         SHARES        AMOUNT
                                                     --------------  -----------  --------------  -----------
                                                                              (DOLLARS IN MILLIONS)
Common Stock--$0.01 par value--authorized
  1,500,000,000 shares at December 31, 1993:
  Balance at beginning of year.....................   1,134,648,542   $      11    1,121,658,569   $      11
  Shares issued during the period..................       3,692,911          --       13,117,248          --
  Management shares repurchased and
    cancelled......................................        (330,161)         --         (127,275)         --
                                                     --------------  -----------  --------------  -----------
      Balance at end of year.......................   1,138,011,292   $      11    1,134,648,542   $      11
                                                     --------------  -----------  --------------  -----------
                                                     --------------  -----------  --------------  -----------
Paid-in capital:
  Balance at beginning of year.....................                   $   9,048                    $   9,352
  Shares issued during the period, net of stock
    issuance costs.................................                         (16)                          (8)
  Tax benefits recorded on shares issued to
    management and ESOP shares allocated...........                           3                            4
  Issuance of Series A Preferred Stock.............                          --                           --
  Management shares and stock options repurchased
    and cancelled..................................                          (2)                          (6)
  Preferred stock dividends........................                        (246)                        (207)
  Warrants repurchased and cancelled...............                          --                          (87)
  Other............................................                          (9)                          --
                                                                     -----------                  -----------
      Balance at end of year.......................                   $   8,778                    $   9,048
                                                                     -----------                  -----------
                                                                     -----------                  -----------

                                                             1991
                                                  ---------------------------
                                                      SHARES         AMOUNT
                                                  --------------   ----------
Common Stock--$0.01 par value--authorized
  1,500,000,000 shares at December 31, 1993:
  Balance at beginning of year.....................   580,023,513  $     6
  Shares issued during the period..................   542,135,431        5
  Management shares repurchased and
    cancelled......................................      (500,375)      --
                                                    -------------  -----------
      Balance at end of year....................... 1,121,658,569  $    11
                                                    -------------- -----------
                                                    -------------- -----------
Paid-in capital:
  Balance at beginning of year.....................                $ 3,860
  Shares issued during the period, net of stock
    issuance costs.................................                  3,630
  Tax benefits recorded on shares issued to
    management and ESOP shares allocated...........                      4
  Issuance of Series A Preferred Stock.............                  2,060
  Management shares and stock options repurchased
    and cancelled..................................                     (4)
  Preferred stock dividends........................                   (198)
  Warrants repurchased and cancelled...............                     --
  Other............................................                     --
                                                                   ------------
      Balance at end of year.......................                $ 9,352
                                                                   ------------
                                                                   ------------

     The changes in stock options are shown as follows:

                                                               1993                        1992                1991
                                                     -------------------------  --------------------------  -----------
                                                       OPTIONS       PRICE        OPTIONS        PRICE        OPTIONS
                                                     -----------  ------------  -----------  -------------  -----------
Balance at beginning of year:
  Stock Option Plan................................   25,355,948  $ 5.00-10.45   25,814,648  $  5.00- 5.75   25,638,520
  Long Term Incentive Plan.........................   19,654,600    7.50-11.56   12,990,600     7.50-11.63
Options granted to management investors and
  directors:
  Stock Option Plan................................                                   2,400           5.00    2,176,828
  Long Term Incentive Plan.........................   49,213,100    4.52- 9.13    7,004,000    8.25-10.125   13,041,800
Management options exercised:
  Stock Option Plan................................   (1,116,046)         5.00
Management options repurchased and cancelled:
  Stock Option Plan................................     (999,790)   5.00- 8.55     (461,100)    5.00-10.45   (2,000,700)
  Long Term Incentive Plan.........................   (4,235,066)   5.56-10.00     (340,000)    7.50-11.63      (51,200)
                                                     -----------                -----------                 -----------
Balance at end of year:
  Stock Option Plan................................   23,240,112    5.00-10.45   25,355,948     5.00-10.45   25,814,648
  Long Term Incentive Plan.........................   64,632,634    4.52-11.56   19,654,600     7.50-11.56   12,990,600
                                                     -----------                -----------                 -----------
                                                      87,872,746    4.52-11.56   45,010,548     5.00-11.56   38,805,248
                                                     -----------                -----------                 -----------
                                                     -----------                -----------                 -----------

                                                        PRICE
                                                     ------------
Balance at beginning of year:
  Stock Option Plan................................  $       5.00
  Long Term Incentive Plan.........................
Options granted to management investors and
  directors:
  Stock Option Plan................................          5.75
  Long Term Incentive Plan.........................    7.50-11.63
Management options exercised:
  Stock Option Plan................................
Management options repurchased and cancelled:
  Stock Option Plan................................    5.00- 5.75
  Long Term Incentive Plan.........................          7.50
Balance at end of year:
  Stock Option Plan................................    5.00- 5.75
  Long Term Incentive Plan.........................    7.50-11.63
                                                       5.00-11.63

     At December 31, 1993, options were exercisable as to 20,018,041 shares, compared with 15,590,909 shares at December 31, 1992, and 11,310,162 shares at December 31, 1991. As of December 31, 1993, options for 66,777,008 shares of Common Stock were available for future grant.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

     To provide an incentive to attract and retain key employees responsible for the management and administration of the business affairs of Holdings and its subsidiaries, on June 15, 1989 the board of directors of Holdings adopted the Stock Option Plan for Directors and Key Employees of RJR Holdings Corp.
and Subsidiaries (the "Stock Option Plan") pursuant to which options to purchase Common Stock may be granted. On June 16, 1989, the Stock Option Plan was approved by the written consent of the holders of a majority of the Common Stock. Any director or key employee of Holdings or any subsidiary of Holdings is eligible to be granted options under the Stock Option Plan. A maximum of 30,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the Stock Option Plan. The options to key employees granted to key employees under the Stock Option Plan generally vest over a five year period and the options granted to directors under the Stock Option Plan are immediately fully vested. The exercise price of such options is generally the fair market value of the Common Stock on the date of grant.

     On August 1, 1990, the board of directors of Holdings adopted the 1990 Long Term Incentive Plan (the "1990 LTIP") which was approved on such date by the written consent of the holders of a majority of the Common Stock. The 1990 LTIP authorizes grants of incentive awards ("Grants") in the form of "incentive stock options" under Section 422 of the Code, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares or other stock-based grants. Awards under the 1990 LTIP may be granted to key employees of, or other persons having a unique relationship to, Holdings and its subsidiaries. Directors who are not also employees of Holdings and its subsidiaries are ineligible for Grants. A maximum of 105,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the 1990 LTIP pursuant to Grants. The 1990 LTIP also limits the amount of shares which may be issued pursuant to "incentive stock options" and the amount of shares subject to Grants which may be issued to any one participant. As of December 31, 1993, purchase stock, stock options other than incentive stock options, restricted stock, performance shares and other stock-based grants have been granted under the 1990 LTIP. The options granted before 1993 under the 1990 LTIP generally will vest over a three year period ending December 31, 1995. Prior to January 1, 1993, such options had vested over a six to eight year period. Options granted in 1993 vest over a three year period beginning from the date of grant. The exercise prices of such options are between $4.50 and $11.56 per share. In connection with the purchase stock grants awarded during 1993, 1992 and 1991, 622,222 shares, 495,000 shares and 2,681,000 shares, respectively, of Common Stock were purchased and options to purchase four shares were granted for every share of such Common Stock purchased. In addition, arrangements were made enabling purchasers to borrow on a secured basis from Holdings the price of the stock purchased, as well as the taxes due on any taxable income recognized in connection with such purchases. The current annual interest rate on such arrangements, which was set in July 1993 at the then applicable federal rate for long-term loans, is 6.37%. These borrowings plus accrued interest and taxes must generally be repaid within two years following termination of active employment. During 1993, 1,484,840 shares of Common Stock were awarded in connection with restricted stock grants. These shares are subject to restrictions that will lapse on December 31, 1994. Performance shares were also granted under the 1990 LTIP during 1993, pursuant to which participants are granted a designated number of performance shares that may be earned over a three year performance period commencing January 1, 1993. Pay outs of awards at the end of the performance period, which are denominated in shares of Common Stock, but which may be paid at Holdings' option in either Common Stock or cash, are currently based on Holdings' cumulative cash-earnings per share during such performance period. During 1993, 3,307,500 performance shares were awarded. The maximum aggregate number of shares of Common Stock that
                                      F-23

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

may be paid at the end of the performance period is 4,961,250. Commitments to make other stock-based awards were made in 1993 under the 1990 LTIP to individuals who previously acquired certain purchase stock under the 1990 LTIP. Under this program, such individuals may receive grants of Common Stock or cash at the Company's election on either three or four annual grant dates beginning July 1994 and ending either July 1, 1996 or July 1, 1997. The fair market value of Common Stock to be awarded on each grant date is equal to the excess, if any, of (i) 33% or 25%, respectively, of the maximum amount the individual could have borrowed to acquire purchase stock, over (ii) the then fair market value of the same percentage of such individual's purchase stock. The grant is increased by the amount of presumed borrowing costs and the amount necessary to hold the individual harmless from income taxes due as a result of the grant. No grant will be made on a grant date if, on such grant date, the amount determined under clause (ii) above equals or exceeds the amount determined in clause (i) above.

     In addition to the shares purchased under the 1990 LTIP, approximately 550,000 shares of Common Stock were sold during 1991 to certain management investors. No such sales occurred in 1992 or 1993. Unlike the shares sold under the 1990 LTIP, a portion of these shares remain subject to significant restrictions on transferability.

     The Preferred Stock, together with the Series A Preferred Stock, Series B Preferred Stock and ESOP Convertible Preferred Stock, stated value $16.00 per share and par value $.01 per share, of Holdings (the "ESOP Preferred Stock") (150,000,000 aggregate preferred shares authorized at December 31, 1993 and 1992) are senior to the Common Stock as to dividends and preferences in liquidation.

     On December 6, 1993, the outstanding Preferred Stock was redeemed at a redemption price of $27.0125 per share plus accrued and unpaid dividends thereon. Also during 1993, 123,523 shares of Preferred Stock were converted into 342,976 shares of Common Stock. During 1992, 379 shares of Preferred Stock were converted into 1,051 shares of Common Stock. During 1991, 884 shares of Preferred Stock were converted into 2,450 shares of Common Stock and 67,997,769 shares of Preferred Stock were exchanged for 258,391,523 shares of Common Stock in connection with the December 1991 Exchange Offer. The Preferred Stock, stated value $25 per share at par value $.01 per share, paid cash dividends at a rate of 11.5% of stated value per annum, payable quarterly in arrears commencing January 15, 1991. The Preferred Stock was convertible after May 1, 1991 into shares of Common Stock at a conversion price of $9 of stated value per share of Common Stock.

     Each Series A Depositary Share represents a one-quarter ownership interest in a share of Series A Preferred Stock of Holdings. Each share of Series A Preferred Stock bears cumulative cash dividends at a rate of $3.34 per annum and is payable quarterly in arrears commencing February 18, 1992. Each share of Series A Preferred Stock will mandatorily convert into four shares of Common Stock by November 15, 1994, subject to adjustment in certain events. In addition, each share of Series A Preferred Stock may be convertible upon the occurrence of certain other events, including the option by Holdings to redeem, in whole or in part, at any time at an initial optional redemption price of $64.82 per share, to be paid in shares of Common Stock, plus accrued and unpaid dividends. The initial optional redemption price declines by $.009218 on each day following the issuance of the Series A Preferred Stock to $55.36 on September 15, 1994 and $54.80 thereafter. Holders of Series A Preferred Stock have voting rights with respect to certain matters submitted to a vote of the holders of the Common

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)
Stock. Because Series A Preferred Stock mandatorily converts into Common Stock, dividends on shares of Series A Preferred Stock are reported similar to common equity dividends.

     On August 18, 1993, Holdings issued 50,000 shares of Series B Cumulative Preferred Stock, par value $.01 per share ("Series B Preferred Stock"), and sold 50,000,000 depositary shares ("Series B Depositary Shares") at $25 per Series B Depositary Share ($1.250 billion) in connection with such issuance (the "Series B Preferred Stock Offering"). Each share of Series B Preferred Stock bears cumulative cash dividends at a rate of $2,312.50 per annum, or $2.3125 per Series B Depositary Share, and is payable quarterly in arrears commencing December 1, 1993. Each Series B Depositary Share represents .001 ownership interest in a share of Series B Preferred Stock of Holdings. At Holdings' option, on or after August 19, 1998, Holdings may redeem shares of the Series B Preferred Stock (and the Depositary will redeem the number of Series B Depositary Shares representing the shares of Series B Preferred Stock) at a redemption price equivalent to $25 per Series B Depositary Share, plus accrued and unpaid dividends thereon.

     On August 1, 1991, Holdings issued 2,983,904 shares of Common Stock in exchange for certain debentures of RJRN aggregating approximately $32.3 million in principal amount.

     On April 10, 1991, an employee stock ownership plan established by Holdings borrowed $250 million from Holdings (the "ESOP Loan") to purchase 15,625,000 shares of ESOP Preferred Stock. The ESOP Loan, which was renegotiated in 1993, has a final maturity in 2006 and bears interest at the rate of 8.2% per annum. The ESOP Preferred Stock is convertible as of December 31, 1993 into 15,573,973 shares of Common Stock, subject to adjustment in certain events, and bears cumulative dividends at a rate of 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears commencing January 2, 1992, when, as and if declared by the board of directors of Holdings. The ESOP Preferred Stock is redeemable at the option of Holdings, in whole or in part, at any time on or after April 10, 1999, at an initial optional redemption price of $16.250 per share. The initial optional redemption price declines thereafter on an annual basis in the amount of $.125 a year to $16 per share on April 10, 2001, plus accrued and unpaid dividends. Holders of ESOP Preferred Stock have voting rights with respect to certain matters submitted to a vote of the holders of the Common Stock. Effective January 1, 1992, RJRN's matching contributions to eligible employees under its Capital Investment Plan are being made in the form of ESOP Preferred Stock. RJRN's matching contribution obligation in respect of each participating employee is equal to $.50 for every pre-tax dollar contributed by the employee, up to 6% of the employee's pay. The shares of ESOP Preferred Stock are allocated at either the floor value of $16 a share or the fair market value of Common Stock, whichever is higher. During 1993 and 1992, approximately $29 million and $29 million, respectively, was contributed to the ESOP by RJRN or Holdings and approximately $20 million and $24 million, respectively, of ESOP dividends were used to service the ESOP's debt to Holdings.

     On February 9, 1989, 15,254,238 warrants were issued to purchase 15,254,238 shares of Common Stock. Such warrants were initially exercisable at an exercise price of $5.00 per share, subject to adjustment in certain events, at any time prior to February 9, 1999. On November 8, 1991, the exercise price for the warrants and the number of shares of Common Stock issuable upon exercise thereof were adjusted to $4.9164 and 1.017, respectively. During the third quarter of 1992, Holdings repurchased from a limited partnership of which KKR Associates, an affiliate of KKR, is the sole general partner and certain affiliates of Merrill Lynch & Co., Inc. 6,182,586 warrants of the 15,254,238 warrants issued

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED) on February 9, 1989 for approximately $36 million in cash. During October 1992, Holdings repurchased from the same parties the remaining 9,071,652 warrants for approximately $51 million in cash. Each of these warrants allowed the holder to purchase 1.017 shares of Common Stock for an exercise price of $4.9164 at any time on or prior to February 8, 1999.

     Warrants to purchase 45,529,024 shares of Common Stock were issued in connection with the sale of the 15% Subordinated Debentures and the Subordinated Discount Debentures. Such warrants were initially exercisable at an exercise price of $0.07 per share, subject to adjustment in certain events, and expired January 31, 1992. On November 8, 1991, the exercise price for the warrants and the number of shares of Common Stock issuable upon exercise thereof were adjusted to $0.0688 and 1.017, respectively. During 1992, 12,370,936 warrants were exercised at $0.0688 per share. During 1991, 29,695,730 warrants were exercised at $0.07 per share and 3,361,323 warrants were exercised at $0.0688 per share.

     See Note 10 for transactions involving the exchange of capital stock for long-term debt.

NOTE 13--RETAINED EARNINGS AND CUMULATIVE TRANSLATION ADJUSTMENTS


     Retained earnings (accumulated deficit) at December 31, 1993, 1992 and 1991 includes non-cash expenses related to accumulated trademark and goodwill amortization of $3.015 billion, $2.390 billion and $1.774 billion, respectively.


     The changes in cumulative translation adjustments are shown as follows:


                                                                       YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                                      DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                                          1993            1992             1991
                                                                      -------------  ---------------  ---------------
Balance at beginning of period......................................    $     (47)      $      11        $      35
  Translation and other adjustments.................................          (55)            (58)             (24)
                                                                      -------------   --------------  ---------------
Balance at end of period............................................    $    (102)      $     (47)       $      11
                                                                      -------------   --------------  ---------------
                                                                      -------------   --------------  ---------------

NOTE 14--RETIREMENT BENEFITS

     RJRN sponsors a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees. Plans covering regular full-time employees in the tobacco operations as well as the majority of salaried employees in the corporate groups and food operations to provide pension benefits that are based on credits, determined by age, earned throughout an employee's service and final average compensation before retirement. Plan benefits are offered as lump sum or annuity options. Plans covering hourly as well as certain salaried employees in the corporate groups and food operations provide pension benefits that are based on the employee's length of service and final average compensation before retirement. RJRN's policy is to fund the cost of current service benefits and past service cost over periods not exceeding 30 years to the extent that such costs are currently tax deductible. Additionally, RJRN participates in several multi-employer and other defined contribution plans, which provide benefits to certain of RJRN's union employees. Employees in foreign countries who are not

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RETIREMENT BENEFITS--(CONTINUED)
U.S. citizens are covered by various post-employment benefit arrangements, some of which are considered to be defined benefit plans for accounting purposes.

     A summary of the components of pension expense for RJRN-sponsored plans follows:


                                                                            YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                               1993           1992           1991
                                                                           -------------  -------------  -------------
Defined benefit pension plans:
  Service cost--benefits earned during the period........................    $      76      $      84      $      71
  Interest cost on projected benefit obligation..........................          255            251            239
  Less actual return on plan assets......................................         (262)          (259)          (504)
  Net amortization and deferral..........................................           (4)            (4)           252
                                                                           -------------  -------------  -------------
       Total.............................................................           65             72             58
Multi-employer and other contribution plans..............................           32             31             33
                                                                           -------------  -------------  -------------
       Total pension expense.............................................    $      97      $     103      $      91
                                                                           -------------  -------------  -------------
                                                                           -------------  -------------  -------------

     The principal plans used the following actuarial assumptions for accounting purposes:

                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1993             1992
                                                            ---------------  ---------------
Weighted average discount rate............................           7.5%             8.5%
Rate of increase in compensation levels...................           5.0%             5.0%
Expected long-term rate of return on assets...............           9.5%            10.0%

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RETIREMENT BENEFITS--(CONTINUED)

     The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, 1993 and 1992 for RJRN's defined benefit pension plans.

                                                 U.S. PLANS                                           FOREIGN PLANS
                  ------------------------------------------------------------------------  ----------------------------------
                          DECEMBER 31, 1993                    DECEMBER 31, 1992                    DECEMBER 31, 1993
                  ----------------------------------  ------------------------------------  ----------------------------------
                    PLANS WHOSE       PLANS WHOSE       PLANS WHOSE        PLANS WHOSE         PLANS WHOSE       PLANS WHOSE
                  ASSETS EXCEEDED     ACCUMULATED     ASSETS EXCEEDED      ACCUMULATED       ASSETS EXCEEDED     ACCUMULATED
                    ACCUMULATED    BENEFITS EXCEEDED    ACCUMULATED     BENEFITS EXCEEDED      ACCUMULATED        BENEFITS
                     BENEFITS          ASSETS(1)         BENEFITS           ASSETS(1)           BENEFITS       EXCEEDED ASSETS
                  ---------------  -----------------  ---------------  -------------------  -----------------  ---------------
Actuarial
  present value
  of:
  Vested
  benefits......     $   2,252         $     272         $   2,133          $      80           $     148         $     186
  Non-vested
    benefits....           225                 5               118                  4                   6                23
                        ------             -----            ------                ---               -----             -----
  Accumulated
    benefit
    obligation..         2,477               277             2,251                 84                 154               209
  Effect of
    future
    salary
    increases...           296                29               366                  5                  42                31
                        ------             -----            ------                ---               -----             -----
  Projected
    benefit
    obligation..         2,773               306             2,617                 89                 196               240
Plan assets at
  fair market
  value.........         2,529               204             2,449                 35                 172               109
                        ------             -----            ------                ---               -----             -----
Plan assets in
  excess of
  (less than)
  projected
  benefit
  obligation....          (244)             (102)             (168)               (54)                (24)             (131)
Unrecognized net
  (gain) loss...           (68)                3              (121)               (19)                 17                26
Unrecognized
  prior service
  cost..........           (31)              (10)              (32)               (13)                 (8)               14
                        ------             -----            ------                ---               -----             -----
Net pension
  liabilities
  recognized in
  the
  Consolidated
  Balance Sheets..   $    (343)        $    (109)        $    (321)         $     (86)          $     (15)        $     (91)
                        ------             -----            ------                ---               -----             -----
                        ------             -----            ------                ---               -----             -----


                          DECEMBER 31, 1992
                  ----------------------------------
                     PLANS WHOSE       PLANS WHOSE
                   ASSETS EXCEEDED     ACCUMULATED
                     ACCUMULATED        BENEFITS
                      BENEFITS       EXCEEDED ASSETS
                  -----------------  ---------------
Actuarial
  present value
  of:
  Vested
  benefits......      $     159         $     155
  Non-vested
    benefits....              6                21
                          -----             -----
  Accumulated
    benefit
    obligation..            165               176
  Effect of
    future
    salary
    increases...             46                33
                          -----             -----
  Projected
    benefit
    obligation..            211               209
Plan assets at
  fair market
  value.........            196                88
                          -----             -----
Plan assets in
  excess of
  (less than)
  projected
  benefit
  obligation....            (15)             (121)
Unrecognized net
  (gain) loss...             11                20
Unrecognized
  prior service
  cost..........            (11)               11
                          -----             -----
Net pension
  liabilities
  recognized in
  the
  Consolidated
  Balance Sheets..    $     (15)        $     (90)
                          -----             -----
                          -----             -----

- ---------------

(1) Of the net pension liability amounts at December 31, 1993 and 1992, $34 million and $12 million, respectively, were related to qualified plans.

     At December 31, 1993, approximately 99 percent of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

     In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for RJRN. Effective January 1, 1992, RJRN adopted SFAS No. 106. Under SFAS No. 106, RJRN is required to accrue the costs for retirees' health and other postretirement benefits other than pensions and recognize the unfunded and unrecognized accumulated benefit obligation for these benefits. RJRN had previously accrued a liability for postretirement benefits other

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RETIREMENT BENEFITS--(CONTINUED) than pensions and as a result, SFAS No. 106 did not have a material impact on RJRN's financial statements.

     Net postretirement health and life insurance benefit cost for 1993 consists of the following:

                                                                                                         1993         1992
                                                                                                      -----------  -----------
Service cost--benefits earned during the period.....................................................   $      16    $      12
Interest cost on accumulated postretirement benefit obligation......................................          60           58
                                                                                                           -----        -----
  Net postretirement health care cost...............................................................   $      76    $      70
                                                                                                           -----        -----
                                                                                                           -----        -----


     Net postretirement health and life insurance benefit costs representing accretion on the liability balance of $89 million was charged to operations for the year ended December 31, 1991. The reduction in expense in 1992 reflects the reduction of recorded liabilities by approximately $225 million at December 31, 1991 as disclosed in Note 1 to the Consolidated Financial Statements.


     RJRN's postretirement health and life insurance benefit plans currently are not funded. The status of the plans was as follows:


                                                                                       DECEMBER 31,     DECEMBER 31,
                                                                                           1993             1992
                                                                                      ---------------  ---------------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees..........................................................................     $     693        $     598
  Fully eligible active plan participants...........................................            88              135
  Other active plan participants....................................................           263              226
Unrecognized actuarial amounts......................................................           (58)          --
                                                                                            ------           ------
Accrued postretirement health care costs............................................     $     986        $     959
                                                                                            ------           ------
                                                                                            ------           ------



     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% in 1993, 9% in 1994 and 10.7% in 1995 gradually declining to 6.0% by the year 2002 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 and net postretirement health care cost by approximately 7% and 8.5%, respectively.


     The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 8.5% as of December 31, 1993 and 1992, respectively.


     Effective January 1, 1993, RJRN adopted SFAS No. 112. Under SFAS No. 112, RJRN is required to accrue the costs for preretirement postemployment benefits provided to former or inactive employees and recognize an obligation for these benefits. The adoption of SFAS No. 112 did not have a material impact on the financial statements of either Holdings or RJRN.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--SEGMENT INFORMATION

  Industry Segment Data

     Holdings classifies its continuing operations into two industry segments which are described in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein. Summarized financial information for these operations is shown in the following tables.

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
Net sales:
  Tobacco...........................................................   $     8,079    $     9,027    $     8,540
  Food..............................................................         7,025          6,707          6,449
                                                                      -------------  -------------  -------------
     Consolidated net sales.........................................   $    15,104    $    15,734    $    14,989
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Operating income:
  Tobacco(1)(2).....................................................   $       893    $     2,241    $     2,322
  Food(1)(2)........................................................           624            769            715
  Headquarters (2)..................................................          (139)          (112)          (103)
                                                                      -------------  -------------  -------------
     Consolidated operating income..................................   $     1,378    $     2,898    $     2,934
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Capital expenditures:
  Tobacco...........................................................   $       224    $       189    $       200
  Food..............................................................           391            330            254
  Headquarters......................................................            --             --              5
                                                                      -------------  -------------  -------------
     Consolidated capital expenditures..............................   $       615    $       519    $       459
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Depreciation expense:
  Tobacco...........................................................   $       237    $       252    $       242
  Food..............................................................           207            197            194
  Headquarters......................................................             4              6              5
                                                                      -------------  -------------  -------------
     Consolidated depreciation expense..............................   $       448    $       455    $       441
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------


Assets:                                                                 DECEMBER 31, 1993   DECEMBER 31, 1992
                                                                        ------------------  ------------------
  Tobacco.............................................................      $   19,904          $   20,592
  Food................................................................          11,270              11,165
  Headquarters(3).....................................................             121                 284
                                                                            ----------          ----------
     Consolidated assets..............................................      $   31,295          $   32,041
                                                                            ----------          ----------
                                                                            ----------          ----------


- ---------------

(1) Includes amortization of trademarks and goodwill for Tobacco and Food, respectively, for the year ended December 31, 1993, of $407 million and $218 million; for the year ended December 31, 1992, of $404 million and $212 million and for the year ended December 31, 1991, of $404 million and $205 million.

(2) The 1993 and 1992 amounts include the effects of the restructuring expense at Tobacco (1993-- $544 million; 1992--$43 million), Food (1993--$153 million; 1992--$63 million) and Headquarters (1993--$33 million; 1992--$0), as applicable, and the sale of Holdings' ready-to-eat cold cereal business (See Note 1 to the Consolidated Financial Statements).


(3) Cash and cash equivalents for the domestic operating companies are included in Headquarters' assets.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--SEGMENT INFORMATION--(CONTINUED)

  Geographic Data

     The following tables show certain financial information relating to Holdings' continuing operations in various geographic areas.

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
Net sales:
  United States (including U.S. export sales).......................   $    11,570    $    13,182    $    12,548
  Europe............................................................         1,671          1,109          1,037
  Other geographic areas............................................         2,794          1,855          1,675
  Less transfers between geographic areas(1)........................          (931)          (412)          (271)
                                                                      -------------  -------------  -------------
     Consolidated net sales.........................................   $    15,104    $    15,734    $    14,989
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Operating income:(2)
  United States.....................................................   $     1,284    $     2,634    $     2,692
  Europe............................................................            40            138            117
  Other geographic areas............................................           193            238            228
  Headquarters......................................................          (139)          (112)          (103)
                                                                      -------------  -------------  -------------
     Consolidated operating income(3)...............................   $     1,378    $     2,898    $     2,934
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------


                                                                        DECEMBER 31, 1993   DECEMBER 31, 1992
                                                                        ------------------  ------------------
Assets:
  United States.......................................................      $   27,143          $   28,553
  Europe..............................................................           1,820               1,360
  Other geographic areas..............................................           2,211               1,844
  Headquarters........................................................             121                 284
                                                                            ----------          ----------
     Consolidated assets..............................................      $   31,295          $   32,041
                                                                            ----------          ----------
                                                                            ----------          ----------
Liabilities of Holdings' continuing operations located in foreign
countries.............................................................      $    1,689          $    1,352
                                                                            ----------          ----------
                                                                            ----------          ----------


- ---------------

(1) Transfers between geographic areas (which consist principally of tobacco transferred principally from the United States to Europe) are generally made at fair market value.

(2) The 1993 and 1992 amounts include the effects of the restructuring expense of $730 million and $106 million, respectively, and a gain on the sale of Holdings' ready-to-eat cold cereal business ($98 million) (see Note 1 to the Consolidated Financial Statements).

(3) Includes amortization of trademarks and goodwill of $625 million, $616 million and $609 million for the 1993, 1992 and 1991 periods, respectively.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations for Holdings for the quarterly periods of 1993 and 1992:


(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
1993
  Net sales................................................................  $   3,736  $   3,719  $   3,598  $   4,051
  Operating income (loss)..................................................        683        582        431       (318)
  Income (loss) before extraordinary item..................................        210        142         74       (429)
  Net income (loss)........................................................        163         77         76       (461)
  Income (loss) before extraordinary item per common share(1)..............       0.15       0.10       0.04      (0.34)
  Net income (loss) per common share(1)....................................       0.12       0.05       0.04      (0.36)

                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
1992
  Net sales................................................................  $   3,643  $   3,983  $   4,021  $   4,087
  Operating income.........................................................        664        768        763        703
  Income before extraordinary item.........................................        144        209        252        171
  Net income (loss)........................................................        (15)        87        182         45
  Income before extraordinary item per common share(1).....................       0.10       0.15       0.18       0.12
  Net income (loss) per common share(1)....................................      (0.02)      0.06       0.13       0.03

- ---------------

(1) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year. In addition, assuming that the transactions discussed in Notes 10 and 12 to the Consolidated Financial Statements had occurred on January 1, 1993 or January 1, 1992, as applicable, and the net proceeds thereof were used to redeem or to repay outstanding indebtedness, the impact on earnings per share would be anti-dilutive for the reported periods.

NOTE 17--SUBSEQUENT EVENT

     On February 24, 1994, Holdings filed a Registration Statement on Form S-3 for a proposed offering of 300 million depositary shares, each representing a one-tenth ownership interest in a share of a newly created series of Preferred Equity Redemption Cumulative Stock ("PERCS"). Each depositary share would mandatorily convert in three years into one share of Common Stock, subject to adjustment and subject to earlier conversion or redemption under certain circumstances. Any net proceeds of a PERCS offering may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions, such as a joint venture, merger, acquisition, divestiture, asset swap, spin-off and/or recapitalization, that would result in the separation of the tobacco and food businesses of Holdings. As of February 24, 1994, the specific uses of proceeds have not been determined. Pending such uses, any proceeds would be used to repay indebtedness under RJRN's revolving credit facilities or for short-term liquid investments.

                      ------------------------------------

                                                                     SCHEDULE II

                           RJR NABISCO HOLDINGS CORP.
            SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                      FOR THE YEAR ENDED DECEMBER 31, 1993


        COLUMN A                     COLUMN B               COLUMN C               COLUMN D                       COLUMN E
- -------------------------  ----------------------------  --------------  -----------------------------  ----------------------------
                                    BALANCE AT                                                                   BALANCE AT
                               BEGINNING OF PERIOD                                DEDUCTIONS                   END OF PERIOD
                           ----------------------------                  -----------------------------  ----------------------------
     NAME OF DEBTOR                           NOT                           AMOUNTS         AMOUNTS                        NOT
       (EMPLOYEES)           CURRENT        CURRENT        ADDITIONS       COLLECTED      WRITTEN OFF     CURRENT        CURRENT
- -------------------------  -----------  ---------------  --------------  --------------  -------------  -----------  ---------------
H. J. Greeniaus..........   $  --       $  1,787,839.91  $   203,218.59  $    18,189.65    $             $  --       $  1,972,868.85
G. R. Thoman.............      --          1,712,600.00      176,238.90        --                           --          1,888,838.90
J. W. Johnston...........      --          1,520,430.30      138,906.54        --                           --          1,659,336.84
L. R. Ricciardi..........      --          1,182,556.90      108,038.42        --                           --          1,290,595.32
D. F. Sisel..............      --            929,151.85       84,887.33        --                           --          1,014,039.18
E. R. Croisant...........      --            919,713.07       83,873.95       81,733.22                     --            921,853.80
J. C. Schroer............      --          1,032,497.53       83,198.35      193,842.08                     --            921,853.80
D. J. Anderson...........      --            825,608.47       75,452.76        --                           --            901,061.23
A. J. Schindler..........      --            790,359.86       71,094.44        --                           --            861,454.30
C. W. Ehmann.............      --            675,499.50       54,673.94        --                           --            730,173.44
J. W. Farrelly...........      --            637,500.00       49,524.12        --                           --            687,024.12
B. J. Wood...............      --            506,810.10       46,302.18        --                           --            553,112.28
K. D. Langner(A).........      --            596,126.88       44,211.82      112,197.26                     --            528,141.44
M. B. Oglesby, Jr........      --            475,858.69       43,489.11        --                           --            519,347.80
S. R. Wilson.............      --            416,113.74       38,029.29        --                           --            454,143.03
J. C. Mitchell...........      --            388,143.68       35,617.06        6,000.00                     --            417,760.74
T. C. Griscom............      --            337,873.40       30,868.12        --                           --            368,741.52
D. Conant................      --            327,687.43       26,536.71        --                           --            354,224.14
H. J. Lees...............      --            306,011.01       27,966.00        --                           --            333,977.01
Y. W. Ford, Jr...........      --            295,639.23       27,009.60        --                           --            322,648.83
R. R. Gordon, Jr.........      --            295,639.23       27,009.60        --                           --            322,648.83
C. M. Sayeau.............      --            295,639.23       27,009.60        --                           --            322,648.83
W. W. Juchatz............      --            293,376.20       29,272.62        --                           --            322,648.82
J. R. Chambers...........      --            286,693.64       26,200.76        --                           --            312,894.40
J. F. Manfredi...........      --            285,786.57       26,117.74        --                           --            311,904.31
D.N. Iauco...............      --            253,405.05       23,151.09        --                           --            276,556.14
E. J. Lang(A)............      --            270,445.18       21,673.94       33,208.57                     --            258,910.55
R. S. Roath..............      --            337,506.73       27,508.47      110,000.00                     --            255,015.20
P. Brown.................      --            218,458.29       17,691.14        --                           --            236,149.43
J. Willard...............      --            211,170.88       19,292.58        --                           --            230,463.46
D. L. Clark..............      --            388,068.18       33,416.97      202,325.00                     --            219,160.15
S. Heath.................      --            194,423.04       17,766.77        --                           --            212,189.81
T. G. McBrady............      --            193,726.48       17,704.43        --                           --            211,430.91
R. F. Sharpe, Jr.........      --            159,987.36       15,164.87        --                           --            175,152.23
M. G. DiNapoli...........      --            146,224.48       13,363.77        --                           --            159,588.25
J. A. Kuchar.............      --            146,217.84       13,363.16        --                           --            159,581.00
N. G. Jungmann...........      --            145,242.47       13,273.88        --                           --            158,516.35
J. T. Pearson............      --            310,638.41       19,059.78      182,225.00                     --            147,473.19
S. Brown.................      --            129,375.00       10,206.81        --                           --            139,581.81
R. J. Hall...............      --            123,750.00       10,159.83        --                           --            133,909.83
J. Ford..................      --            218,458.29       13,550.37      100,000.00                     --            132,008.66
A. H. Newton.............      --             94,049.99        8,595.44        --                           --            102,645.43
R. J. Verdon(A)..........      --             93,824.92        7,225.42       14,737.57                     --             86,312.77
K. E. Glover.............      --            146,457.86        3,860.17      121,104.10                     --             29,213.93
C. E. Becker.............      --            198,583.45        7,254.66      189,784.88                     --             16,053.23
D. B. Kalis..............      --            486,346.55       22,823.58      509,170.13                     --             --
W. B. McKnight, Jr.......      --            457,875.65        7,880.45      465,756.10                     --             --
B. Thomas................      --            267,400.65        4,600.74      272,001.39                     --             --
C. A. Bachelder..........      --            258,976.54        5,200.50      264,177.04                     --             --
L. H. Kleinberg..........      --            210,000.00       10,233.30      220,233.30                     --             --
T. A. McKiernan..........      --            155,837.92        5,122.82      160,960.74                     --             --
J. Condon................      --            210,950.00        4,733.72      215,683.72                     --             --
J. A. Kirkman III........      --            193,591.27        4,528.05      198,119.32                     --             --
E. R. Marram.............      --            844,683.50       38,122.55      882,806.05                     --             --
K. M. von der Heyden.....      --          1,520,430.30      119,492.02    1,639,922.32                     --             --
L. V. Gerstner, Jr.......      --          2,534,050.51      208,005.40    2,742,055.91                     --             --

- ---------------

(A) Loan is denominated in a foreign currency. Rate fluctuations are included in the "Amounts Collected" column.

     The amounts presented represent loans to employees in connection with the 1990 Long Term Incentive Plan. See Note 12 to the Consolidated Financial Statements.

                                                                     SCHEDULE II

                           RJR NABISCO HOLDINGS CORP.
            SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                      FOR THE YEAR ENDED DECEMBER 31, 1992

          COLUMN A                      COLUMN B               COLUMN C               COLUMN D              COLUMN E
- -----------------------------  ---------------------------  --------------  -----------------------------  -----------
                                                                                                           BALANCE AT
                                       BALANCE AT                                                            END OF
                                   BEGINNING OF PERIOD                               DEDUCTIONS              PERIOD
                               ---------------------------                  -----------------------------  -----------
       NAME OF DEBTOR                            NOT                          AMOUNTS         AMOUNTS
         (EMPLOYEES)             CURRENT       CURRENT        ADDITIONS      COLLECTED      WRITTEN OFF      CURRENT
- -----------------------------  -----------  --------------  --------------  ------------  ---------------  -----------
L. V. Gerstner, Jr...........   $      --   $ 2,341,287.00  $   192,763.51  $    --          $      --      $      --
H. J. Greeniaus..............          --     1,696,855.01      115,658.10     24,673.20            --             --
G. R. Thoman.................          --         --          1,712,600.00       --                 --             --
J. W. Johnston...............          --     1,404,772.20      115,658.10       --                 --             --
K. M. von der Heyden.........          --     1,404,772.20      115,658.10       --                 --             --
L. R. Ricciardi..............          --     1,343,278.61      100,401.51    261,123.22            --             --
J. C. Schroer................          --       953,901.45       78,596.08       --                 --             --
D. F. Sisel..................          --       858,471.90       70,679.95       --                 --             --
E. R. Croisant...............          --       966,388.85       68,324.22    115,000.00            --             --
E. R. Marram.................          --       780,429.00       64,254.50       --                 --             --
D. J. Anderson...............          --       762,761.35       62,847.12       --                 --             --
A. J. Schindler..............          --       629,281.58      161,078.30       --                 --             --
C. W. Ehmann.................          --         --            675,499.50       --                 --             --
J. W. Farrelly...............          --         --            637,500.00       --                 --             --
K. D. Langner................          --       555,613.44       40,513.44       --                 --             --
B. J. Wood...................          --       468,257.40       38,552.70       --                 --             --
D. B. Kalis..................          --       449,322.02       37,024.53       --                 --             --
M. B. Oglesby, Jr............          --       439,635.02       36,223.67       --                 --             --
W. B. McKnight, Jr...........          --       423,022.71       34,852.94       --                 --             --
S. R. Wilson.................          --       384,437.46       31,676.28       --                 --             --
J. C. Mitchell...............          --       358,598.29       29,545.39       --                 --             --
D. L. Clark..................          --       358,528.56       29,539.62       --                 --             --
T. C. Griscom................          --       312,171.60       25,701.80       --                 --             --
R. S. Roath..................          --       384,515.70       28,632.89     75,641.86            --             --
D. Conant....................          --         --            327,687.43       --                 --             --
J. T. Pearson................          --       286,991.69       23,646.72       --                 --             --
H. J. Lees...................          --       282,717.64       23,293.37       --                 --             --
Y. W. Ford, Jr...............          --       273,150.15       22,489.08       --                 --             --
R. R. Gordon, Jr.............          --       273,150.15       22,489.08       --                 --             --
C. M. Sayeau.................          --       273,150.15       22,489.08       --                 --             --
W. W. Juchatz................          --       333,992.36       22,489.08     63,105.24            --             --
J. R. Chambers...............          --       264,870.43       21,823.21       --                 --             --
J. F. Manfredi...............          --       264,032.63       21,753.94       --                 --             --
E. J. Lang...................          --       251,468.30       18,976.88       --                 --             --
B. Thomas....................          --       247,788.00       19,612.65       --                 --             --
C. A. Bachelder..............          --       239,262.45       19,714.09       --                 --             --
D. N. Iauco..................          --       234,128.70       19,276.35       --                 --             --
J. Ford......................          --         --            218,458.29       --                 --             --
P. Brown.....................          --         --            218,458.29       --                 --             --
J. Willard...................          --       195,107.25       16,063.63       --                 --             --
J. Condon....................          --         --            210,950.00       --                 --             --
L. H. Kleinberg..............          --       218,520.12       17,291.64     25,811.76            --             --
C. E. Becker.................          --       183,466.25       15,117.20       --                 --             --
S. Heath.....................          --       179,625.99       14,797.05       --                 --             --
T. G. McBrady................          --       178,980.16       14,746.32       --                 --             --
J. A. Kirkman III............          --       178,855.27       14,736.00       --                 --             --
R. F. Sharpe, Jr.............          --       182,905.47       13,611.18     36,529.29            --             --
T. A. McKiernan..............          --       143,974.95       11,862.97       --                 --             --
K. E. Glover.................          --       135,308.70       11,149.16       --                 --             --
M. G. DiNapoli...............          --       135,093.14       11,131.34       --                 --             --
J. A. Kuchar.................          --       135,087.00       11,130.84       --                 --             --
N. G. Jungmann...............          --       134,186.11       11,056.36       --                 --             --
S. Brown.....................          --         --            129,375.00       --                 --             --
R. J. Hall...................          --         --            123,750.00       --                 --             --
R. J. Verdon.................          --       217,284.30        3,454.24    126,913.62            --             --
F. W. Zuckerman..............          --         --            200,000.00    200,000.00            --             --

          COLUMN A

       NAME OF DEBTOR               NOT
         (EMPLOYEES)              CURRENT
- -----------------------------  --------------
L. V. Gerstner, Jr...........  $ 2,534,050.51
H. J. Greeniaus..............    1,787,839.91
G. R. Thoman.................    1,712,600.00
J. W. Johnston...............    1,520,430.30
K. M. von der Heyden.........    1,520,430.30
L. R. Ricciardi..............    1,182.556.90
J. C. Schroer................    1,032,497.53
D. F. Sisel..................      929,151.85
E. R. Croisant...............      919,713.07
E. R. Marram.................      844,683.50
D. J. Anderson...............      825,608.47
A. J. Schindler..............      790,359.86
C. W. Ehmann.................      675,499.50
J. W. Farrelly...............      637,500.00
K. D. Langner................      596,126.88
B. J. Wood...................      506,810.10
D. B. Kalis..................      486,346.55
M. B. Oglesby, Jr............      475,858.69
W. B. McKnight, Jr...........      457,875.65
S. R. Wilson.................      416,113.74
J. C. Mitchell...............      388,143.68
D. L. Clark..................      388,068.18
T. C. Griscom................      337,873.40
R. S. Roath..................      337,506.73
D. Conant....................      327,687.43
J. T. Pearson................      310,638.41
H. J. Lees...................      306,011.01
Y. W. Ford, Jr...............      295,639.23
R. R. Gordon, Jr.............      295,639.23
C. M. Sayeau.................      295,639.23
W. W. Juchatz................      293,376.20
J. R. Chambers...............      286,693.64
J. F. Manfredi...............      285,786.57
E. J. Lang...................      270,445.18
B. Thomas....................      267,400.65
C. A. Bachelder..............      258,976.54
D. N. Iauco..................      253,405.05
J. Ford......................      218,458.29
P. Brown.....................      218,458.29
J. Willard...................      211,170.88
J. Condon....................      210,950.00
L. H. Kleinberg..............      210,000.00
C. E. Becker.................      198,583.45
S. Heath.....................      194,423.04
T. G. McBrady................      193,726.48
J. A. Kirkman III............      193,591.27
R. F. Sharpe, Jr.............      159,987.36
T. A. McKiernan..............      155,837.92
K. E. Glover.................      146,457.86
M. G. DiNapoli...............      146,224.48
J. A. Kuchar.................      146,217.84
N. G. Jungmann...............      145,242.47
S. Brown.....................      129,375.00
R. J. Hall...................      123,750.00
R. J. Verdon.................       93,824.92
F. W. Zuckerman..............        --
- ----------------------------

     The amounts presented represent loans to employees in connection with the 1990 Long Term Incentive Plan. See Note 12 to the Consolidated Financial Statements.

                                                                    SCHEDULE III

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1993           1992           1991
                                                                      -------------  -------------  -------------
Administrative expenses.............................................   $        (8)   $       (12)   $       (13)
Interest expense and amortization of debt issuance costs............           (23)           (90)           (77)
Other income (expense), net.........................................            30             82             88
                                                                      -------------  -------------  -------------
       Income (loss) before income taxes............................            (1)           (20)            (2)
Provision (benefit) for income taxes................................            (2)           (13)           (21)
                                                                      -------------  -------------  -------------
                                                                                 1             (7)            19
Equity in income (loss) of subsidiary, net of income taxes..........            (4)           783            349
                                                                      -------------  -------------  -------------
       Income (loss) before extraordinary item......................            (3)           776            368
Extraordinary item--loss on early extinguishments of debt, net of income taxes (including extraordinary losses of $135 and $464 from
  subsidiary for 1993 and 1992, respectively).......................          (142)          (477)            --
                                                                      -------------  -------------  -------------
       Net income (loss)............................................          (145)           299            368
Less preferred stock dividends......................................            68             31            173
                                                                      -------------  -------------  -------------
       Net income (loss) applicable to common stock.................          (213)           268            195
Retained earnings (accumulated deficit) at beginning of period......          (738)        (1,037)        (1,405)
Add preferred stock dividends charged to paid-in capital............            68             31            173
                                                                      -------------  -------------  -------------
Retained earnings (accumulated deficit) at end of period............   $      (883)   $      (738)   $    (1,037)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See Notes to Condensed Financial Information.

                                                                    SCHEDULE III

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                       YEAR ENDED       YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                                                          1993             1992           1991
                                                                   ------------------  -------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..............................................      $     (145)       $     299     $       368
                                                                       ----------      -------------  -------------
  Adjustments to reconcile net income (loss) to net cash flows from (used in) operating activities:
     Deferred income tax provision (benefit).....................              69              (63)            (58)
     Non-cash interest expense and amortization of debt issuance
costs............................................................              22               79              77
     Extraordinary item--loss on early extinguishments of debt...              10               20              --
     Equity in (income) loss of subsidiary,
       net of income taxes.......................................             139             (319)           (349)
     Other, net..................................................              70             (164)            (48)
                                                                       ----------      -------------  -------------
          Total adjustments......................................             310             (447)           (378)
                                                                       ----------      -------------  -------------
     Net cash flows from (used in) operating activities..........             165             (148)            (10)
                                                                       ----------      -------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Dividends received from subsidiary.............................              48              278              --
  Investment in subsidiary.......................................          (1,214)              --          (3,454)
                                                                       ----------      -------------  -------------
     Net cash flows from (used in) investing activities..........          (1,166)             278          (3,454)
                                                                       ----------      -------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES (NOTE A):
  Repayments of long-term debt...................................            (548)            (251)             --
  Proceeds from issuance of common stock and exercised
    warrants.....................................................               9                1           1,300
  Proceeds from issuance of Series A Preferred Stock.............              --               --           2,126
  Proceeds from issuance of Series B Preferred Stock.............           1,250               --              --
  Preferred stock dividends paid.................................            (241)            (214)           (205)
  Financing and advisory fees paid...............................             (39)              (2)           (146)
  Repurchase of Preferred Stock..................................            (105)              --              --
  Repurchases and cancellations of common stock, stock options
    and warrants.................................................              (1)             (89)             (4)
  Other, net--including intercompany transfers...................             683              425             179
                                                                       ----------      -------------  -------------
     Net cash flows from (used in) financing activities..........           1,008             (130)          3,250
                                                                       ----------      -------------  -------------
     Net change in cash and cash equivalents.....................               7               --            (214)
Cash and cash equivalents at beginning of period.................               3                3             217
                                                                       ----------      -------------  -------------
Cash and cash equivalents at end of period.......................      $       10        $       3     $         3
                                                                       ----------      -------------  -------------
                                                                       ----------      -------------  -------------

                 See Notes to Condensed Financial Information.

                                                                    SCHEDULE III

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                            DECEMBER 31, 1993   DECEMBER 31, 1992
                                                                           -------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents..............................................       $      10           $        3
  Accounts and notes receivable..........................................               9                   23
                                                                                ---------           ----------
          TOTAL CURRENT ASSETS...........................................              19                   26
                                                                                ---------           ----------
Intercompany receivable (payable), net...................................            (150)                 607
Investment in subsidiary.................................................           9,316                8,344
Other assets and deferred charges........................................               4                   54
                                                                                ---------           ----------
                                                                                $   9,189           $    9,031
                                                                                ---------           ----------
                                                                                ---------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities...............................       $      46           $       43
  Current maturities of long-term debt...................................              --                   28
                                                                                ---------           ----------
          TOTAL CURRENT LIABILITIES......................................              46                   71
                                                                                ---------           ----------
Long-term debt (less current maturities) (Note B)........................              --                  487
Deferred income taxes....................................................              73                   97
Commitments and contingencies (Note C)...................................
Stockholders' equity:
  Redeemable convertible preferred stock--4,032,968 shares issued and
     outstanding at December 31, 1992....................................              --                  101
  ESOP convertible preferred stock--15,573,973 and 15,625,000 shares issued and outstanding at December 31, 1993 and 1992,
     respectively........................................................             249                  250
  Series A convertible preferred stock--52,500,000 shares issued and
     outstanding at December 31, 1993 and 1992...........................               2                    2
  Series B preferred stock--50,000 shares issued and outstanding at
     December 31, 1993...................................................           1,250                   --
  Common stock--1,138,011,292 and 1,134,648,542 shares issued and
     outstanding at December 31, 1993 and 1992, respectively.............              11                   11
  Paid-in capital........................................................           8,778                9,048
  Cumulative translation adjustments.....................................            (102)                 (47)
  Retained earnings (accumulated deficit)................................            (883)                (738)
  Receivable from ESOP...................................................            (211)                (227)
  Loans receivable from employees........................................             (18)                 (24)
  Unamortized value of restricted stock..................................              (6)                  --
                                                                                ---------           ----------
          TOTAL STOCKHOLDERS' EQUITY.....................................           9,070                8,376
                                                                                ---------           ----------
                                                                                $   9,189           $    9,031
                                                                                ---------           ----------
                                                                                ---------           ----------

                 See Notes to Condensed Financial Information.

                                                                    SCHEDULE III

                           RJR NABISCO HOLDINGS CORP.
         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS INFORMATION
     For information regarding certain non-cash financing activities, see Notes 10 and 12 to the Consolidated Financial Statements.

NOTE B--LONG-TERM DEBT

     See Note 10 to the Consolidated Financial Statements for information relating to the Converting Debentures.

NOTE C--COMMITMENTS AND CONTINGENCIES

     Holdings has guaranteed the indebtedness of RJRN under the Credit Agreements and certain debentures. The guaranties are secured by a pledge of the capital stock of RJRN owned by Holdings. For a discussion of certain restrictive covenants associated with these debt obligations, see Note 10 to the Consolidated Financial Statements.

     For disclosure of additional contingent liabilities, see Note 11 to the Consolidated Financial Statements.

                                                                      SCHEDULE V

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)


            COLUMN A                          COLUMN B      COLUMN C       COLUMN D        COLUMN E       COLUMN F
- -------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT                                                  BALANCE AT
                                              BEGINNING   ADDITIONS AT                   OTHER CHANGES     END OF
              CLASSIFICATION                  OF PERIOD       COST        RETIREMENTS    ADD (DEDUCT)      PERIOD
- -------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Land and land improvements...............   $     277     $       6      $      (7)      $      32      $     308
  Buildings and leasehold
     improvements..........................       1,682            22            (46)            113          1,771
  Machinery and equipment..................       4,086           133           (110)            515          4,624
  Construction-in-process..................         470           462             (6)           (463)           463
                                             -----------   ----------    -------------    ----------     -----------
                                              $   6,515     $     623      $    (169)      $     197      $   7,166
                                             -----------   ----------    -------------    ----------     -----------
                                             -----------   ----------    -------------    ----------     -----------
Year ended December 31, 1992:
  Land and land improvements...............   $     270     $       2      $      (1)      $       6      $     277
  Buildings and leasehold
     improvements..........................       1,644             4            (12)             46          1,682
  Machinery and equipment..................       3,781            64           (105)            346          4,086
  Construction-in-process..................         405           449             (1)           (383)           470
                                             -----------   ----------    -------------    ----------     -----------
                                              $   6,100     $     519      $    (119)      $      15      $   6,515
                                             -----------   ----------    -------------    ----------     -----------
                                             -----------   ----------    -------------    ----------     -----------
Year ended December 31, 1991:
  Land and land improvements...............   $     264     $       1      $      (6)      $      11      $     270
  Buildings and leasehold improvements.....       1,604             8            (12)             44          1,644
  Machinery and equipment..................       3,510            76           (118)            313          3,781
  Construction-in-process..................         403           374             --            (372)           405
                                             -----------   ----------    -------------    ----------     -----------
                                              $   5,781     $     459      $    (136)      $      (4)     $   6,100
                                             -----------   ----------    -------------    ----------     -----------
                                             -----------   ----------    -------------    ----------     -----------

- ---------------
Property, plant and equipment are depreciated principally by the straight-line method. Annual depreciation rates for new assets range principally from 5% to 7% for land improvements; 2% to 33% for buildings and leasehold improvements;
and 5% to 33% for machinery and equipment. Correspondingly higher depreciation rates are applicable with respect to assets in service at February 9, 1989, the date of the acquisition by Holdings and its affiliates of RJRN.

                                                                     SCHEDULE VI

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)


            COLUMN A                         COLUMN B      COLUMN C       COLUMN D         COLUMN E        COLUMN F
- --------------------------------------------------------------------------------------------------------------------
                                                           ADDITIONS
                                            BALANCE AT    CHARGED TO                                      BALANCE AT
                                             BEGINNING     COSTS AND                   OTHER CHANGES ADD    END OF
              CLASSIFICATION                 OF PERIOD     EXPENSES      RETIREMENTS       (DEDUCT)         PERIOD
- --------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Land and land improvements..............   $      20     $       5      $      --        $      --       $      25
  Buildings and leasehold improvements....         269            68            (15)              (3)            319
  Machinery and equipment.................       1,368           375            (60)             (29)          1,654
                                            -----------  -------------  -------------    -------------    -----------
                                             $   1,657     $     448      $     (75)       $     (32)      $   1,998
                                            -----------  -------------  -------------    -------------    -----------
                                            -----------  -------------  -------------    -------------    -----------
Year ended December 31, 1992:
  Land and land improvements..............   $      15     $       5      $      --        $      --       $      20
  Buildings and leasehold
     improvements.........................         205            73             (8)              (1)            269
  Machinery and equipment.................       1,064           377            (45)             (28)          1,368
                                            -----------  -------------   -------------   -------------    -----------
                                             $   1,284     $     455      $     (53)       $     (29)      $   1,657
                                            -----------  -------------   -------------   -------------    -----------
                                            -----------  -------------   -------------   -------------    -----------
Year ended December 31, 1991:
  Land and land improvements..............   $      10     $       5      $      --        $      --       $      15
  Buildings and leasehold improvements....         142            64             (2)               1             205
  Machinery and equipment.................         763           372            (53)             (18)          1,064
                                            -----------  -------------   -------------   -------------    -----------
                                             $     915     $     441      $     (55)       $     (17)      $   1,284
                                            -----------  -------------   -------------   -------------    -----------
                                            -----------  -------------   -------------   -------------    -----------

                                                                   SCHEDULE VIII

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)


  COLUMN A                                                COLUMN B               COLUMN C              COLUMN D       COLUMN E
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                ADDITIONS
                                                                       ----------------------------
                                                                            (1)            (2)
                                                                          CHARGED        CHARGED
                                                         BALANCE AT      TO COSTS       TO OTHER                     BALANCE AT
                                                          BEGINNING         AND         ACCOUNTS      DEDUCTIONS       END OF
                     DESCRIPTION                          OF PERIOD      EXPENSES          (A)            (B)         PERIOD(C)
- ---------------------------------------------------------------------------------------------------------------------------------
Those valuation and qualifying accounts which are
  deducted in the balance sheet from the assets to
  which they apply:
Year ended December 31, 1993:
  For discounts and doubtful accounts.................    $      84      $      23      $       8      $     (56)     $      59
  Other assets........................................           38             26             --            (18)            46
                                                        -------------  -------------  -------------  --------------  ------------
                                                          $     122      $      49      $       8      $     (74)     $     105
                                                        -------------  -------------  -------------  --------------  ------------
                                                        -------------  -------------  -------------  --------------  ------------

Year ended December 31, 1992:
  For discounts and doubtful accounts.................    $      99      $      15      $       3      $     (33)     $      84
  Other assets........................................           30             25             --            (17)            38
                                                        -------------  -------------  -------------  --------------  ------------
                                                          $     129      $      40      $       3      $     (50)     $     122
                                                        -------------  -------------  -------------  --------------  ------------
                                                        -------------  -------------  -------------  --------------  ------------

Year ended December 31, 1991:
  For discounts and doubtful accounts.................    $      70      $      61      $       2      $     (34)     $      99
  Other assets........................................           31             15              1            (17)            30
                                                        -------------  -------------  -------------  --------------  ------------
                                                          $     101      $      76      $       3      $     (51)     $     129
                                                        -------------  -------------  -------------  --------------  ------------
                                                        -------------  -------------  -------------  --------------  ------------

- ---------------

      (A)  Miscellaneous adjustments.
      (B)  Principally charges against the accounts.
      (C)  Excludes valuation allowance accounts for deferred tax assets.

                                                                     SCHEDULE IX

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                       SCHEDULE IX--SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)

COLUMN A                                       COLUMN B      COLUMN C      COLUMN D       COLUMN E      COLUMN F
- ----------------------------------------------------------------------------------------------------------------
                                                                                                        WEIGHTED
                                                                            MAXIMUM        AVERAGE       AVERAGE
                                                             WEIGHTED       AMOUNT         AMOUNT       INTEREST
                                              BALANCE AT      AVERAGE     OUTSTANDING    OUTSTANDING   RATE DURING
           CATEGORY OF AGGREGATE                END OF       INTEREST     DURING THE     DURING THE        THE
           SHORT-TERM BORROWINGS               PERIOD(A)      RATE(C)       PERIOD        PERIOD(B)     PERIOD(C)
- ----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1993:
  Banks....................................    $     301          6.11%    $     712      $     365          8.37%
  Commercial paper holders(D)..............           --            --%           58             33          5.84%
Year ended December 31, 1992:
  Banks....................................    $     280          9.45%    $     632      $     333          9.74%
  Commercial paper holders(D)..............           18          6.90%           79             60          7.40%
Year ended December 31, 1991:
  Banks....................................    $     319          9.86%    $     639      $     396          9.26%
  Commercial paper holders(D)..............           50          9.54%           63             19          9.52%

- ---------------

      (A)  Varying maturity dates with no provision for extension at maturity.
      (B)  Primarily daily average balance of total short-term debt.
      (C)  Short-term interest expense as a percentage of the average balance of interest bearing short-term debt. The weighted average interest rates include nominal borrowing rates in high inflationary countries, primarily
           Latin America.
      (D)  Commercial paper interest rates reflect nominal Canadian borrowing costs.

                                                                      SCHEDULE X

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (DOLLARS IN MILLIONS)


COLUMN A                                                                                          COLUMN B
- ---------------------------------------------------------------------------------------------------------------------
ITEM                                                                                    CHARGED TO COSTS AND EXPENSES
- ---------------------------------------------------------------------------------------------------------------------
                                                                                         1993       1992       1991
                                                                                       ---------  ---------  ---------
Maintenance and repairs..............................................................  $     316  $     302  $     291
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Advertising costs....................................................................  $     544  $     564  $     657
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Amortization of trademarks...........................................................  $     253  $     253  $     252
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Amortization of goodwill.............................................................  $     372  $     363  $     357
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                                 EXHIBIT INDEX


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
    3.1       Amended and Restated Certificate of Incorporation of RJR Nabisco Holdings Corp., filed
              October 1, 1990 (incorporated by reference to Exhibit 3.1 to Amendment No. 4, filed on
              October 2, 1990, to the Registration Statement on Form S-4 of RJR Nabisco Holdings
              Corp., Registration No. 33-36070, filed on July 25, 1990, as amended (the "Form S-4,
              Registration No. 33-36070")).
    3.1(a)    Certificate of Amendment to Amended and Restated Certificate of Incorporation of RJR
              Nabisco Holdings Corp., filed January 29, 1991 (incorporated by reference to Exhibit
              3.1(a) to Amendment No. 3, filed on January 31, 1991, to the Registration Statement on
              Form S-4 of RJR Nabisco Holdings Corp., Registration No. 33-38227).
    3.1(b)    Certificate of Designation of ESOP Convertible Preferred Stock, filed April 10, 1991
              (incorporated by reference to Exhibit 3.1(b) to Amendment No. 2, filed on April 11,
              1991, to the Registration Statement on Form S-1 of RJR Nabisco Holdings Corp.,
              Registration No. 33-39532, filed on March 20, 1991).
    3.1(c)    Certificate of Designation of Series A Conversion Preferred Stock, filed November 7,
              1991 (incorporated by reference to Exhibit 3.1(c) to Amendment No. 3, filed on November
              1, 1991, to the Registration Statement on Form S-1 of RJR Nabisco Holdings Corp.,
              Registration No. 33-43137, filed October 2, 1991 (the "Form S-1, Registration No. 33-
              43137")).
    3.1(d)    Certificate of Amendment to Amended and Restated Certificate of Incorporation of RJR
              Nabisco Holdings Corp., filed December 16, 1991 (incorporated by reference to Exhibit
              3.1(d) of the Annual Report on Form 10-K of RJR Nabisco Holdings Corp., RJR Nabisco
              Holdings Group, Inc., RJR Nabisco Capital Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1991, File Nos. 1-10215, 1-10214, 1-10248 and 1-6388 (the "1991
              Form 10-K")).
    3.1(e)    Certificate of Amendment to the Amended and Restated Certificate of Incorporation of RJR
              Nabisco Holdings Corp., filed April 6, 1993 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc.
              for the fiscal quarter ended March 31, 1993, filed April 30, 1993 (the "March 1993 Form
              10-Q")).
   *3.1(f)    Certificate of Designation of Series B Cumulative Preferred Stock.
   *3.1(g)    A composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco
              Holdings Corp., as amended to August 16, 1993.
   *3.2       Amended and Restated By-Laws of RJR Nabisco Holdings Corp., as amended, effective
              January 20, 1994.
    3.3       Restated Certificate of Incorporation of RJR Nabisco, Inc. (incorporated by reference to
              Exhibit 3.9 to Amendment No. 2, filed on May 12, 1989, to the Registration Statement on
              Form S-1 of RJR Holdings Capital Corp., RJR Holdings Corp., RJR Holdings Group, Inc. and
              RJR Nabisco, Inc., Registration No. 33-27891, filed on April 4, 1989 (the "Form S-1,
              Registration No. 33-27891")).
    3.3(a)    Certificate of Amendment of the Certificate of Incorporation of RJR Nabisco, Inc., filed
              September 22, 1989 (incorporated by reference to Exhibit 3.7(b) to the Registration
              Statement on Form S-1 of RJR Holdings Capital Corp., RJR Holdings Corp., RJR Holdings
              Group, Inc. and RJR Nabisco, Inc., Registration No. 33-31937, filed on November 3, 1989, as amended (the "Form S-1, Registration No. 33-31937")).


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
    3.3(b)    Certificate of Change of Location of Registered Office and of Registered Agent of RJR
              Nabisco, Inc., filed July 5, 1990 (incorporated by reference to Exhibit 3.7(b) of the
              Annual Report on Form 10-K of RJR Nabisco Holdings Corp., RJR Nabisco Holdings Group,
              Inc., RJR Nabisco Capital Corp. and RJR Nabisco, Inc. for the year ended December 31,
              1990, File Nos. 1-10215, 1-10214, 1-10248 and 1-6388 (the "1990 Form 10-K")).
    3.3(c)    A composite of the Certificate of Incorporation of RJR Nabisco, Inc., as amended to July
              5, 1990 (incorporated by reference to Exhibit 3.7(c) of the 1990 Form 10-K).
   *3.4       Amended and Restated By-laws of RJR Nabisco, Inc., as amended, effective January 20,
              1994.
    4.1       Credit Agreement dated as of December 1, 1991 among RJR Nabisco Holdings Corp., RJR
              Nabisco Holdings Group, Inc., RJR Nabisco Capital Corp., RJR Nabisco, Inc. and the
              lending institutions party thereto (the "Credit Agreement") (incorporated by reference to Exhibit 4.1 of the 1991 Form 10-K).
    4.1(a)    Amendment No. 1 to Credit Agreement, dated as of October 21, 1992 (incorporated by reference to Exhibit 4.1(a) of the Annual Report on Form 10-K of RJR Nabisco Holdings
              Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1992, File Nos.
              1-10215 and 1-6388 (the "1992 Form 10-K")).
    4.1(b)    Second Amendment to Credit Agreement, dated as of March 4, 1993 (incorporated by reference to Exhibit 4.2 of the March 1993 Form 10-Q).
    4.1(c)    Third Amendment to Credit Agreement, dated as of October 12, 1993 (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of RJR Nabisco Holdings
              Corp. and RJR Nabisco, Inc. for the fiscal quarter ended September 30, 1993, filed
              October 29, 1993 (the "September 1993 Form 10-Q")).
    4.2       Credit Agreement dated as of April 15, 1993 among RJR Nabisco Holdings Corp., RJR
              Nabisco, Inc. and the lending institutions party thereto (incorporated by reference to
              Exhibit 4.3 of the March 1993 Form 10-Q).
    4.2(a)    First Amendment to Credit Agreement dated as of October 12, 1993 (incorporated by reference to Exhibit 10.1 of the September 1993 Form 10-Q).
    4.3       The Registrants agree to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Commission upon request.
   10.1       Registration Rights Agreement, dated as of February 9, 1989, among RJR Holdings Corp.,
              RJR Associates, L.P., KKR Partners II, L.P., Drexel Burnham Lambert Incorporated and
              Merrill Lynch & Co. (incorporated by reference to Exhibit 4.3 to the Registration
              Statement on Form S-1 of RJR Holdings Corp., Registration No. 33-29401, filed on June
              20, 1989, as amended (the "Form S-1, Registration No. 33-29401")).
   10.2       Retirement Plan for Directors of RJR Nabisco, Inc. as amended and restated on January 1,
              1989 (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for
              the fiscal year ended December 31, 1988, file number 1-6388, filed on March 9, 1989, as amended through April 14, 1989 (the "1988 Form 10-K")).
   10.3       Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and
              Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the
              Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc.,
              Registration No. 33-27894, filed April 5, 1989, as amended (the "Form S-4, Registration
              No. 33-27894")).


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
   10.4       Agreement Containing Consent Order to Cease and Desist, dated January 30, 1989, among
              KKR Associates, the general partners of KKR Associates, Kohlberg Kravis Roberts & Co.,
              L.P., the general partners of Kohlberg Kravis Roberts & Co., L.P., RJR Associates, L.P.,
              RJR Holdings Corp., RJR Holdings Group, Inc., RJR Acquisition Corporation and the
              Federal Trade Commission (incorporated by reference to Exhibit 10.2 to the Form S-4,
              Registration No. 33-27894).
   10.5       Form of Employment Agreement containing Change of Control provision (incorporated by reference to Exhibit 10.8 to the Form S-4, Registration No. 33-27894).
   10.6       Special Addendum to Form of Employment Agreement filed as Exhibit 10.22, dated December
              20, 1988 (incorporated by reference to Exhibit 10(d)(ii) to the 1988 Form 10-K).
   10.7       Form of Agreement containing Gross-Up provisions, dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iii) to the 1988 Form 10-K).
   10.8       Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A.,
              Trustee, dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the
              1988 Form 10-K).
   10.9       Form of Employment Agreement Without Change of Control provision (incorporated by reference to Exhibit 10.16 to the Form S-4, Registration No. 33-27894).
   10.10      Special Addendum, dated December 20, 1988 (incorporated by reference to Exhibit
              10(d)(ii) to the 1988 Form 10-K).
   10.11      Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
              Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to
              Exhibit 10.18 to the Form S-4, Registration No. 33-27894).
   10.11(a)   Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(ii) to the 1988 Form 10-K).
   10.11(b)   Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(g)(iii) to the 1988 Form 10-K).
   10.12      Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).
   10.12(a)   Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989
              (incorporated by reference to Exhibit 10(h)(ii) to the 1988 Form 10-K).
   10.13      Supplemental Benefits Plan of RJR Nabisco, Inc. and Participating Companies, as amended on October 12, 1988 (incorporated by reference to Exhibit 10.25 to the Form S-4,
              Registration No. 33-27894).
   10.13(a)   Amendment to Supplemental Benefits Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(k)(ii) to the 1988 Form 10-K).
   10.13(b)   Amendment No. 2 to Supplemental Benefits Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(k)(iii) to the 1988 Form 10-K).
   10.14      Additional Benefits Plan of RJR Nabisco, Inc. and Participating Companies, effective
              October 12, 1988 (incorporated by reference to Exhibit 10.28 to the Form S-4,
              Registration No. 33-27894).
   10.14(a)   Amendment to Additional Benefits Plan, dated October 28, 1988 (incorporated by reference to Exhibit 10(l)(ii) to the 1988 Form 10-K).
   10.14(b)   Amendment to Additional Benefits Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(1)(iii) to the 1988 Form 10-K).
   10.14(c)   Amendment to Additional Benefits Plan No. 3, dated January 27, 1989 (incorporated by reference to Exhibit 10(1)(iv) to the 1988 Form 10-K).


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
   10.15      RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988
              (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).
   10.15(a)   Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988
              (incorporated by reference to Exhibit 10(m)(ii) to the 1988 Form 10-K).
   10.15(b)   Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989
              (incorporated by reference to Exhibit 10(m)(iii) to the 1988 Form 10-K).
  *10.15(c)   Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993.
   10.16      Stock Option Plan for Directors and Key Employees of RJR Holdings Corp. and
              Subsidiaries, dated as of July 21, 1989 (incorporated by reference to Exhibit 10.71 to the Form S-1, Registration No. 33-29401).
   10.17      Form of Common Stock Subscription Agreement between RJR Holdings Corp. and the purchaser named therein (incorporated by reference to Exhibit A to Post-Effective Amendment No. 2, filed on August 21, 1989, to the Form S-1, Registration No. 33-29401 (the
              "Post-Effective Amendment No. 2 to the Form S-1, Registration No. 33-29401")).
   10.18      Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-1, Registration No. 33-29401).
  *10.19      Form of Non-Qualified Stock Option Agreement, dated December 31, 1993, between RJR
              Nabisco Holdings Corp. and Charles M. Harper.
   10.20      Employment Agreement, dated May 27, 1993, by and among RJR Nabisco Holdings Corp., RJR
              Nabisco, Inc. and Charles M. Harper (incorporated by reference to Exhibit 10.1 of the
              Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for
              the fiscal quarter ended June 30, 1993, filed August 3, 1993 (the "June 1993 Form
              10-Q")).
   10.21      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and
              Charles M. Harper (incorporated by reference to Exhibit 10.2 of the June 1993 Form
              10-Q).
   10.22      Employment Agreement, dated July 19, 1993, by and among RJR Nabisco Holdings Corp., RJR
              Nabisco, Inc. and Lawrence R. Ricciardi (incorporated by reference to Exhibit 10.3 of the June 1993 Form 10-Q).
   10.23      Letter Agreement, dated July 27, 1989, between RJR Holdings Corp. and Lawrence R.
              Ricciardi (incorporated by reference to Exhibit 10.71 to the Form S-1, Registration No.
              33-31937).
  *10.24      Letter Agreement, dated Janaury 20, 1994, between RJR Nabisco Holdings Corp. and
              Lawrence R. Ricciardi.
   10.25      Amended and Restated Employment Agreement, dated as of September 1, 1993, by and among
              R.J. Reynolds Tobacco Company, R.J. Reynolds Tobacco International Inc., RJR Nabisco
              Holdings Corp., RJR Nabisco, Inc. and Mr. James W. Johnston (incorporated by reference to Exhibit 10.2 to the September 1993 Form 10-Q).
   10.26      Letter Agreement, dated March 30, 1993, between RJR Nabisco, Inc. and Eugene R. Croisant
              (incorporated by reference to Exhibit 10.4 to the March 1993 Form 10-Q).
   10.27      Equity Securities Purchase Agreement dated as of July 15, 1990 between RJR Nabisco
              Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.4 to the Form S-4, Registration No. 33-36070).
   10.28      Registration Rights Agreement (Common Stock), dated as of July 15, 1990, between RJR
              Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to
              Exhibit 4.5 to the Form S-4, Registration No. 33-36070).


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
   10.29      Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
              (incorporated by reference to Exhibit 10.2 to the March 1993 Form 10-Q).
   10.30      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein (1991 Grant) (incorporated by reference to Exhibit 4.3 to the Registration
              Statement on Form S-8 of RJR Nabisco Holdings Corp., Registration No. 33-39791, filed on
              April 5, 1991 (the "Form S-8, Registration No. 33-39791").
   10.31      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1991 Grant) (incorporated by reference to
              Exhibit 4.4(a) to Form S-8, Registration No. 33-39791).
   10.32      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(b) to Form S-8, Registration No. 33-39791).
   10.33      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco
              Holdings Corp. (1991 Grant) (incorporated by reference to Exhibit 4.5 to Form S-8,
              Registration No. 33-39791).
  *10.33(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1991 Grant).
   10.34      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein (1992 Grant) (incorporated by reference to Exhibit 10.34 of the 1991 Form
              10-K).
   10.35      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/cycle) (incorporated by reference to
              Exhibit 10.35 of the 1991 Form 10-K).
   10.36      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/5-year) (incorporated by reference to Exhibit 10.36 of the 1991 Form 10-K).
   10.37      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1992 Grant) (incorporated by reference to Exhibit 10.37 of the 1991 Form 10-K).
  *10.38      Form of Restated Non-Qualified Stock Option Agreement under the 1990 Long Term Incentive
              Plan, between RJR Nabisco Holdings Corp. and the optionee named therein.
   10.39      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 of the
              1992 Form 10-K).
   10.40      Performance Share Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
              (incorporated by reference to Exhibit 10.40 of the 1992 Form 10-K).
   10.41      Form of Performance Share Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.41 of the 1992 Form
              10-K).
  *10.42      Restricted Stock Program under the 1990 Long Term Incentive Plan.
   10.43      Form of Restricted Stock Agreement under the 1990 Long Term Incentive Plan between RJR
              Nabisco Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.1 the March 1993 Form 10-Q).
  *10.44      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (3 year).


  EXHIBIT                                                                                                 SEQUENTIAL
    NO.                                                                                                    PAGE NO.
- ------------                                                                                            ---------------
  *10.45      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (4 year).
   10.46      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the
              Consultant named therein (1991 Grant) (incorporated by reference to Exhibit 10.42 of the
              1992 Form 10-K).
   10.47      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco
              Holdings Corp. (1992 Grant) (incorporated by reference to Exhibit 10.38 of the 1991 Form
              10-K).
  *10.47(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1992 Grant).
   10.48      Registration Rights Agreement (Preferred Stock), dated as of July 15, 1990, between RJR
              Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to
              Exhibit 4.6 to the Form S-4, Registration No. 33-36070).
   10.49      Preferred Stock Exchange Agreement dated as of October 1, 1990 between RJR Nabisco
              Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.8 to the Form S-4, Registration No. 33-36070).
  *11.        RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the years ended
              December 31, 1993, 1992 and 1991.
  *12.        RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the
              Coverage of Fixed Charges by Earnings before Fixed Charges for each of the periods within the five year period ended December 31, 1993.
  *21.        Subsidiaries of the Registrants.
  *23.        Consent of Independent Auditors.
  *24.        Powers of Attorney.

- ---------------
*Filed herewith.