Form 10-Q
period 1994-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1994-05-12
CIK 847903, 83612

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                           FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
                       For the Quarterly Period Ended March 31, 1994


                                   RJR NABISCO HOLDINGS CORP.
                    (Exact name of registrant as specified in its charter)

           Delaware                          1-10215                         13-3490602
(State or other jurisdiction of     (Commission file number)     (I.R.S. EmployerIdentification No.)
incorporation or organization)

                                         RJR NABISCO, INC.
                     (Exact name of registrant as specified in its charter)

           Delaware                          1-6388                          56-0950247
(State or other jurisdiction of     (Commission file number)     (I.R.S. EmployerIdentification No.)
incorporation or organization)


                                   1301 Avenue of the Americas
                                  New York, New York  10019-6013
                                          (212) 258-5600
                        (Address, including zip code, and telephone number,
                    including area code, of the principal executive offices of
                                    RJR Nabisco Holdings Corp.
                                      and RJR Nabisco, Inc.)


Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been
subject to such filing requirements for  the past 90 days. YES X , NO    .
                                                               --     ---
Indicate the number of shares  outstanding of each of the Registrants' classes of common stock as of the latest practicable date:  April 30, 1994:

       RJR Nabisco Holdings Corp.:  1,138,606,937 shares of common stock, par value $.01 per share
       RJR Nabisco, Inc.:  2,566.07515 shares of common stock, par value $1,000 per share



                                               INDEX



        PART I - FINANCIAL INFORMATION                                                         Page

        Item 1.     Financial Statements

     Consolidated Condensed Statements of Income - Three Months
       Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

     Consolidated Condensed Statements of Cash Flows - Three Months
       Ended March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     Consolidated Condensed Balance Sheets - March 31, 1994
       and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . 4-8

        Item 2.     Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 9-16

        PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

        Item 4.     Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . 18-19

        Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20
        Signatures    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21



 PART I
 ------

 Item 1.   Financial Statements.
           RJR Nabisco Holdings Corp.
           RJR Nabisco, Inc.



                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (Dollars in Millions Except Per Share Amounts)


                                                                     Three Months            Three Months
                                                                         Ended                   Ended
                                                                    March 31, 1994          March 31, 1993
                                                                 --------------------    ------------------------
                                                                 Holdings        RJRN    Holdings            RJRN
                                                                 --------        ----    --------            ----
 Net sales*  . . . . . . . . . . . . . . . . . . . . . . . .       $ 3,572    $ 3,572      $ 3,736        $3,736
                                                                   -------    -------      -------        ------
 Costs and expenses (Note 1)*:
   Cost of products sold                                             1,572      1,572        1,534         1,534
   Selling, advertising, administrative and general expenses         1,212      1,207        1,364         1,361
   Amortization of trademarks and goodwill                             156        156          155           155
                                                                   -------    -------      -------        ------
     Operating income  . . . . . . . . . . . . . . . . . . .           632        637          683           686
 Interest and debt expense (Note 5)  . . . . . . . . . . . .          (291)      (291)        (320)         (302)
 Other income (expense), net . . . . . . . . . . . . . . . .           (12)       (17)           7            (2)
                                                                   -------    -------      -------        ------
     Income before income taxes  . . . . . . . . . . . . . .           329        329          370           382
 Provision for income taxes  . . . . . . . . . . . . . . . .           135        135          160           164
                                                                   -------    -------      -------        ------
     Income before extraordinary item  . . . . . . . . . . .           194        194          210           218
 Extraordinary item - gain (loss) on early extinguishments of
   debt, net of income taxes (Note 4)  . . . . . . . . . . .             1          1          (47)          (40)
                                                                   -------    -------      -------        ------
     Net income    . . . . . . . . . . . . . . . . . . . . .           195        195          163           178
 Less preferred stock dividends  . . . . . . . . . . . . . .            33          -            6             -
                                                                   -------    -------      -------        ------
     Net income applicable to common stock . . . . . . . . .       $   162    $   195      $   157        $  178
                                                                   =======    =======      =======        ======
 Net income (loss) per common and common equivalent share:
   Income before extraordinary item  . . . . . . . . . . . .       $  0.12                 $  0.15
   Extraordinary item  . . . . . . . . . . . . . . . . . . .             -                   (0.03)
                                                                   -------                 -------
   Net income  . . . . . . . . . . . . . . . . . . . . . . .       $  0.12                 $  0.12
                                                                   =======                 =======

 Dividends per share of Series A Preferred Stock (Note 8)  .       $ 0.835                 $ 0.835
                                                                   =======                 =======
 Average number of common and common equivalent shares
   outstanding (in thousands) (Note 2) . . . . . . . . . . .     1,365,468               1,358,223
                                                                 ---------               ---------

 ____________________
 * Excludes excise taxes of $850 million and $868 million for the three months ended March 31, 1994 and 1993, respectively.


                      See Notes to Consolidated Condensed Financial Statements



                                                - 1 -








                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                       (Dollars in Millions)




                                                              Three Months            Three Months
                                                                  Ended                   Ended
                                                             March 31, 1994          March 31, 1993

                                                          --------------------    -----------------------
                                                          Holdings        RJRN    Holdings           RJRN
                                                          --------        ----    --------           ----


        Net cash flows from operating activities
         (Note 6) . . . . . . . . . . . . . . . . . . .     $   216    $   259      $   306        $   274
                                                            -------    -------      -------        -------
        Cash flows from (used in) investing activities:
          Capital expenditures                                 (107)      (107)        (115)          (115)

          Proceeds from dispositions of businesses  . .           -          -          453            453
          Acquisition of businesses                             (55)       (55)         (14)           (14)
          Other, net  . . . . . . . . . . . . . . . . .           1          1            2              2
                                                            -------    -------      -------        -------
          Net cash flows from (used in) investing
            activities  . . . . . . . . . . . . . . . .        (161)      (161)         326            326
                                                            -------    -------      -------        -------

        Cash flows from (used in) financing activities:
          Proceeds from issuance of long-term debt  . .       8,036      8,036        4,908          4,908
          Repayments of long-term debt  . . . . . . . .      (8,001)    (8,001)      (5,277)        (5,165)
          Financing and advisory fees paid                       (1)        (1)          (8)            (8)
          Increase in notes payable . . . . . . . . . .          72         72           36             36
          Proceeds from issuance of common stock  . . .           3          -            -              -
          Dividends paid  . . . . . . . . . . . . . . .         (83)         -          (57)             -
          Dividends paid to parent  . . . . . . . . . .           -        (19)           -            (29)
          Other, net  . . . . . . . . . . . . . . . . .          19        (81)          33            (75)
                                                            -------    -------      -------        -------
            Net cash flows from (used in) financing
              activities  . . . . . . . . . . . . . . .          45          6         (365)          (333)
                                                            -------    -------      -------        -------

        Effect of exchange rate changes on cash and
          cash equivalents  . . . . . . . . . . . . . .         (8)         (8)          (4)            (4)
                                                            -------    -------      -------        -------

            Net change in cash and cash equivalents . .         92          96          263            263
        Cash and cash equivalents at beginning of
          period  . . . . . . . . . . . . . . . . . . .        215         205           99             96
                                                            -------    -------      -------        -------
        Cash and cash equivalents at end of period  . .     $   307    $   301      $   362        $   359
                                                            =======    =======      =======        =======


                 See Notes to Consolidated Condensed Financial Statements


                                       CONSOLIDATED CONDENSED BALANCE SHEETS

                                               (Dollars in Millions)

                                                                March 31, 1994         December 31, 1993
                                                            ----------------------   ---------------------
                                                            Holdings         RJRN    Holdings         RJRN
                                                            --------         ----    --------         ----
 ASSETS
 Current assets:
   Cash and cash equivalents                            $     307     $      301    $     215    $     205
   Accounts and notes receivable, net                         996            992          856          847
   Inventories (Note 3)                                     2,674          2,674        2,700        2,700
   Prepaid expenses and excise taxes                          381            381          374          374
                                                        ---------      ---------    ---------    ---------
  Total current assets . . . . . . . . . . . . . . . .      4,358          4,348        4,145        4,126
                                                        ---------      ---------    ---------    ---------
 Property, plant and equipment - at cost . . . . . . .      7,292          7,292        7,166        7,166
 Less accumulated depreciation . . . . . . . . . . . .     (2,094)        (2,094)      (1,998)      (1,998)
                                                        ---------      ---------    ---------    ---------
     Net property, plant and equipment                      5,198          5,198        5,168        5,168
                                                        ---------      ---------    ---------    ---------
 Trademarks, net . . . . . . . . . . . . . . . . . . .      8,665          8,665        8,727        8,727
 Goodwill, net . . . . . . . . . . . . . . . . . . . .     12,759         12,759       12,851       12,851
 Other assets and deferred charges . . . . . . . . . .        424            421          404          400
                                                        ---------     ----------   ----------    ---------
                                                         $ 31,404       $ 31,391     $ 31,295     $ 31,272
                                                         ========       ========     ========     ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Notes payable                                          $   354       $    354     $    301     $    301
   Accounts payable                                           333            333          515          515
   Accrued liabilities                                      2,694          2,651        2,751        2,705
   Current maturities of long-term debt (Note 5)              248            248          142          142
   Income taxes accrued                                       394            394          234          234
                                                        ---------      ---------    ---------    ---------
  Total current liabilities  . . . . . . . . . . . . .      4,023          3,980        3,943        3,897
                                                        ---------      ---------    ---------    ---------
 Long-term debt (less current maturities) (Notes 5 and 9)  12,001         12,001       12,005       12,005
 Other noncurrent liabilities  . . . . . . . . . . . .      2,498          2,312        2,503        2,353
 Deferred income taxes . . . . . . . . . . . . . . . .      3,710          3,637        3,774        3,701
 Commitments and contingencies (Note 7)
 Stockholders' equity (Notes 8 and 9):
   ESOP convertible preferred stock (15,537,969 shares
     issued and outstanding at March 31, 1994)  . . .         249              -          249           --
   Series A convertible preferred stock (52,500,000
     shares issued and outstanding at March 31, 1994).          2              -            2           --
   Series B preferred stock (50,000 shares issued and
     outstanding at March 31, 1994) . . . . . . . . . . . . 1,250              -        1,250           --
   Common stock (1,138,587,737 shares issued and
     outstanding at March 31, 1994) . . . . . . . . . . . .    11              -           11           --
   Paid-in capital                                          8,703          9,857        8,778         9,877
   Retained earnings (accumulated deficit)                   (688)          (264)        (883)         (459)
   Receivable from ESOP                                      (200)             -         (211)          --
   Other stockholders' equity                                (155)          (132)        (126)         (102)
                                                        ---------      ---------    ---------    ---------
      Total stockholders' equity . . . . . . . . . . .      9,172          9,461        9,070        9,316
                                                        ---------      ---------    ---------    ---------
                                                         $ 31,404       $ 31,391     $ 31,295     $ 31,272
                                                         ========      ========      ========     ========

                   See Notes to Consolidated Condensed Financial Statements

                                    RJR Nabisco Holdings Corp.
                                         RJR Nabisco, Inc.

                       Notes to Consolidated Condensed Financial Statements


        Note 1 - Interim Reporting and Results of Operations

            For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

            Certain prior year amounts have been reclassified to conform to the 1994 presentation.

            In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("Holdings") and RJR Nabisco, Inc. ("RJRN" and collectively with Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

            During the first quarter of 1994, Holdings' net income was increased by a $20 million after-tax net benefit consisting of a pre-tax credit of $43 million ($41 million after-tax) related to the return of excess assets held in a trust that was established to fund certain payments related to employee compensation arrangements and a pre-tax charge of $32 million ($21 million after-tax) related to the settlement of certain benefits under a Supplemental Executive Retirement Plan maintained by Holdings.

        Note 2 - Earnings Per Share
            Earnings per share is based on the weighted average number of shares of Holdings' common stock, par value $.01 per share, ("Common Stock") and $.835 depositary shares ("Series A Depositary Shares") outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive warrants and options. Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be converted. Accordingly, Holdings' earnings per share and fully diluted earnings per share are the same.

        Note 3 - Inventories

            The major classes of inventory are shown in the table below:

                                                  March 31, 1994          December 31, 1993
                                                  --------------          -----------------
         Finished products . . . . . . . .           $    786                $    771
         Leaf tobacco  . . . . . . . . . .              1,375                   1,458
         Raw materials . . . . . . . . . .                226                     208
         Other . . . . . . . . . . . . . .                287                     263
                                                     --------                --------
                                                      $ 2,674                 $ 2,700
                                                      =======                 =======


 Note 4 - Extraordinary Item

     The early extinguishments of debt of Holdings and RJRN resulted in the following extraordinary gains or losses:

                                                               Three Months              Three Months
                                                                   Ended                     Ended
                                                              March 31, 1994            March 31, 1993
                                                           --------------------      --------------------
                                                           Holdings        RJRN      Holdings        RJRN
                                                           --------        ----      --------        ----
 Cash paid below (in excess of) net carrying amount
     (book value) of debt extinguished . . . . . . .           $ 1         $ 1        $ (67)      $ (57)
 Write-off of debt issuance costs  . . . . . . . . .             -           -           (4)         (4)
                                                              ----        ----       -------      ------
 Extraordinary item - gain (loss) on early
     extinguishments of debt before income taxes . .             1           1          (71)        (61)
 (Provision) benefit for income taxes  . . . . . . .             -           -            24          21
                                                              ----        ----          ----        ----
 Extraordinary item - gain (loss) on early
     extinguishments of debt, net of income taxes  .           $ 1         $ 1        $ (47)      $ (40)
                                                               ===         ===        ======      ======


 Note 5 - Long-term Debt and Interest Expense

     Long-term debt consisted of the following:

                                                              March 31, 1994           December 31, 1993
                                                           --------------------      --------------------
 Debentures and notes  . . . . . . . . . . . . . . .              $  8,061                  $  8,095
 Foreign currency debt . . . . . . . . . . . . . . .                   527                       595
 Revolving credit facility . . . . . . . . . . . . .                   960                       328
 Commercial paper  . . . . . . . . . . . . . . . . .                   379                       913
 Other indebtedness  . . . . . . . . . . . . . . . .                   311                       266
 Subordinated debentures and notes:
     Subordinated debentures . . . . . . . . . . . .                   280                       280
     Subordinated discount debentures  . . . . . . .                 1,454                     1,393
     Other subordinated indebtedness . . . . . . . .                   277                       277

 Less current maturities . . . . . . . . . . . . . .                 (248)                     (142)
                                                                ---------                 ---------
                                                                  $ 12,001                  $ 12,005
                                                                  ========                  ========

     Consolidated interest and debt expense for Holdings consisted of the following:

                                                                             Three Months
                                                                                 Ended
                                                                               March 31,
                                                                             --------------
                                                                           1994        1993
                                                                           ----        ----
 Cash interest . . . . . . . . . . . . . . . . . . .                        $ 222     $ 224
 Non-cash interest and debt expense  . . . . . . . .                           69        96
                                                                           ------    ------
                                                                            $ 291     $ 320
                                                                            =====     =====

            Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its domestic commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under RJRN's $6.5 billion revolving credit facility (as amended from time to time, the "1991 Credit Agreement"), commercial paper borrowings of $379 million have been included in "Long-term debt" as of March 31, 1994.

            Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The 1991 Credit Agreement, together with RJRN's $1 billion revolving credit facility (as amended from time to time, the "1993 Credit Agreement" and together with the 1991 Credit Agreement, the "Credit Agreements"), which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries.


        Note 6 - Supplemental Cash Flows Information

            A reconciliation of net income to net cash flows from operating activities follows:

                                                                           Three Months            Three Months
                                                                               Ended                   Ended
                                                                          March 31, 1994          March 31, 1993
                                                                       --------------------    --------------------
                                                                       Holdings        RJRN    Holdings        RJRN
                                                                       --------        ----    --------        ----
        Cash flows from (used in) operating activities:
          Net income                                                      $ 195      $ 195        $ 163      $ 178
                                                                          -----      -----        -----      -----
          Adjustments to reconcile net income to net cash
            flows from operating activities:
          Depreciation of property, plant and equipment . . . .             110        110          109        109
          Amortization (principally intangibles)  . . . . . . .             174        174          174        174
          Deferred income tax benefit . . . . . . . . . . . . .            (33)       (33)         (53)       (87)
          Non-cash interest and debt expense  . . . . . . . . .              69         69           96         78
          Extraordinary item - (gain) loss on early
                extinguishments of debt before income taxes . .             (1)        (1)           71         61
          Changes in working capital items, net . . . . . . . .           (228)      (184)        (214)      (159)
          Other, net  . . . . . . . . . . . . . . . . . . . . .            (70)       (71)         (40)       (80)
                                                                         -----      -----        -----     ------
                Total adjustments . . . . . . . . . . . . . . .             21         64          143         96
                                                                        ------     ------        -----     ------
        Net cash flows from operating activities                         $ 216     $  259        $ 306      $ 274
                                                                        ======     ======        =====     ======

          Note 7 - Contingencies

             Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnities, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1993, 16 new actions were filed or served against RJRT and/or its affiliates or indemnities and 18 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnities. A total of 35 such actions in the United States, one in Puerto Rico and one against RJRT's Canadian subsidiary were pending on December 31, 1993. As of May 9, 1994, 43 active cases were pending against RJRT and/or its affiliates or indemnities, 41 in the United States, one in Puerto Rico and one in Canada. Four of the 41 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. One of such cases is currently scheduled for trial on November 28, 1994 and if tried, will be the first such case to reach trial. Six of the active cases purport to be class actions on behalf of thousands of individuals.

            The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices and conspiracy. Punitive damages, often in amounts totaling many millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v.
                                                                    ------------
          Liggett Group, Inc., et. al., which award was overturned on appeal and
          ----------------------------
          the case was subsequently dismissed.

            On June 24, 1992, the United States Supreme  Court in Cipollone held
                                                                   ---------
          that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.
          ---------

            Certain legislation proposed in recent years in Congress, among other things, would eliminate any such preemptive effect on common law damage actions for personal injuries. RJRT is unable to predict whether such legislation will be enacted, if so, in what form, or whether such legislation would be intended by Congress to apply retroactively. The Supreme Court's Cipollone decision itself, or the
                                              ---------
          passage of such legislation, could increase the number of cases filed against cigarette manufacturers, including RJRT.

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

          Note 8 - Stockholders' Equity

            Retained earnings (accumulated deficit) at March 31, 1994 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $3.171 billion.

            Dividends per Series A Depositary Share are equal to one-fourth of the amount of dividends per share of Series A Conversion Preferred Stock, par value $.01 per share, ("Series A Preferred Stock") of Holdings. Because Series A Preferred Stock mandatorily converts into Common Stock of Holdings, dividends on shares of Series A Preferred Stock are reported similar to common equity dividends.

          Note 9 - Subsequent Events

            On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value .01 per share, ("Series C Preferred Stock") in connection with the sale of 266,750,000 depositary shares ("Series C Depositary Shares") at $6.50 per depositary share (the "Series C Preferred Stock Offering"). Approximately $900 million of the net proceeds from the Series C Preferred Stock Offering will be applied to the redemption of RJRN's subordinated debentures as discussed below. The remaining net proceeds may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions, such as a joint venture, merger, acquisition, divestiture, asset swap, spin-off and/or recapitalization, that would result in the separation of the tobacco and food businesses of Holdings. Pending such uses, proceeds are being used to repay indebtedness under the 1991 Credit Agreement and for short-term liquid investments.

            RJRN has called for redemption on May 15, 1994 substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures to be redeemed consist of the Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"), the 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 (the "15% Subordinated Debentures") and the 131/2% Subordinated Debentures due May 15, 2001 (the "131/2% Subordinated
       Debentures")  at premiums of 1071/2%, 1071/2% and 106 3/4%, respectively.
          Approximately  $1.2 billion  principal  or  accreted  amount  of  such debentures will be refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures will be funded with approximately $900 million of net proceeds from the Series C Preferred Stock Offering.
                              ____________________

  Item 2.   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.

     The following discussion and analysis of Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

 Results of Operations

     Summarized financial data for Holdings is as follows:
                                            Three Months
                                               Ended
                                             March 31,
 (Dollars in Millions)              1994         1993      % Change
                                    ----         ----      --------
 Net Sales:
      RJRT                        $ 1,134      $ 1,405     (19)%
      Tobacco International           727          699       4
      Total Tobacco                 1,861        2,104     (12)
      Total Food                    1,711        1,632       5
                                 --------      -------
                                  $ 3,572       $ 3,736     (4)
                                  =======       =======

 Operating Company Contribution*:
      RJRT                        $   393       $   50     (21)%
      Tobacco International           179          159      13
                                   ------       ------
      Total Tobacco                   572          659     (13)
      Total Food                      230          203      13
      Corporate                       (14)         (24)     42
                                  -------       ------
                                  $   788       $  838      (6)
                                   ======       ======

 Operating Income:

      RJRT                        $   302       $  409     (26)%
      Tobacco International           169          149      13
                                  -------       ------
      Total Tobacco                   471          558     (16)
      Total Food                      175          149      17
      Corporate                       (14)         (24)     42
                                  -------      -------
                                  $   632       $   683     (7)
                                   ======        ======

 ____________________

 * Operating income before amortization of trademarks and goodwill.

     -  Tobacco

        The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

       Holdings' worldwide tobacco business experienced continued net sales growth in its international business that was more than offset by a significant sales decline in the domestic business, resulting in reported net sales of $1.86 billion in the first quarter of 1994, a decline of 12% from the first quarter of 1993 level of $2.10 billion. Overall volume increased 2% in the first quarter of 1994 compared to the first quarter of 1993. Operating company contribution for the worldwide tobacco business of $572 million in the first quarter of 1994 declined 13% from the first quarter of 1993 level of $659 million, reflecting sharp reductions for the domestic business which were partially offset by gains in the international business. Operating income for the worldwide tobacco business in the first quarter of 1994 of $471 million declined 16% from $558 million in the first quarter of 1993, reflecting the lower operating company contribution.

        Net sales for RJRT amounted to $1.13 billion in the first quarter of 1994, a decline of 19% from the first quarter of 1993 level of $1.41 billion, primarily reflecting the impact of industry-wide price reductions on full price brands ($264 million) that went into effect during the second half of 1993. Although overall domestic volume declined 9% in the first quarter of 1994 compared to the first quarter of 1993 primarily as a result of a decline in the savings segment, net sales for the saving segment were down 5% as the impact of the lower savings segment volume was offset in part by higher selling prices for that segment. RJRT's operating company contribution was $393 million in the first quarter of 1994, a 21% decline from the first quarter of 1993 level of $500 million due to the price reductions on the full price brands which more than offset the cost savings achieved from
     previously   announced    restructuring  programs and lower  marketing
     expenses. Operating company contribution in the savings segment was flat in the first quarter of 1994 as compared to the first quarter of 1993 as the impact of lower savings segment volume was offset by the higher selling prices in that segment. RJRT's operating income was $302 million in the first quarter of 1994, a decline of 26% from $409 million in the first quarter of 1993. The decline in operating income reflected the lower RJRT operating company contribution.

        During recent years, the lower price segment of the domestic cigarette market has grown significantly and the full price segment has declined. This overall trend was mitigated by the reduction in price in the full price segment and the increased list prices on lower priced brands during the second half of 1993 but consumers remain sensitive to price changes. Although not the case in the first quarter of 1994, RJRT has experienced substantial increased volume in recent years in the lower price segment, but the earnings attributable to these sales have not been sufficient to offset decreased earnings from declining sales of RJRT's full price brands. During the first quarter of 1994, RJRT's margins improved from the fourth quarter of 1993 due to lower marketing expenses as well as the cost savings achieved from previously announced restructuring programs. RJRT's domestic cigarette volume of non-full price brands as a percentage of total domestic volume  was 42%  in  the first  quarter  of 1994  versus  34% for  the
     domestic cigarette  market.    For  the  full  year,  RJRT's  domestic
     cigarette volume of non-full price brands as a percentage of total domestic volume was 44% in 1993, 35% in 1992 and 25% in 1991 versus 37%, 30% and 25%, respectively, for the domestic cigarette market.

     -  Tobacco  (continued)

        In March 1994, OSHA announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJRT cannot predict the form of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJRT expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. Because many employers currently do not permit smoking in the workplace, RJRT cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales and RJRT.

        During February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over most cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic
     Act.   RJRT  is  unable to  predict the  outcome of  any Congressional deliberations  or the likelihood that the FDA will assert jurisdiction
     over cigarettes in some manner.   Were the FDA to  assert jurisdiction
     in a manner that materially restricts the availability of cigarettes to consumers, it would likely have a significant adverse effect on RJRT.

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

        For a description of certain litigation affecting RJRT and its affiliates, see Note 7 to the Consolidated Condensed Financial Statements.

        Tobacco International recorded net sales of $727 million in the first quarter of 1994, an increase of 4% from the first quarter of
     1993 level of $699 million, due to an overall volume increase reflecting market share gains in most key markets with particularly strong performance from operations in Western Europe, the former Soviet Union and Canada and favorable pricing in Western and Eastern Europe, offset in part by unfavorable foreign currency developments. Tobacco International's operating company contribution rose to $179 million in the first quarter of 1994, an increase of 13% compared to the first quarter of 1993 level of $159 million due to the volume gains and favorable pricing which was partially offset by unfavorable product mix and foreign currency developments. Tobacco International's operating income was $169 million in the first quarter of 1994, an increase of 13% from the 1993 level of $149 million. The increase in operating income reflects the increase in Tobacco International's operating company contribution.

     -  Food

        Holdings'  food  business  is  conducted   by  Nabisco  Foods  Group
     ("Nabisco"), which is comprised of Nabisco Biscuit Company, the LifeSavers Division, the Planters Division, the Specialty Products Company, the Fleischmann's Division, the Food Service Division and
     Nabisco Brands Ltd, (collectively the "North American Group") and Nabisco International.

        Nabisco reported net sales of $1.71 billion in the first quarter of 1994, an increase of 5% from the first quarter of 1993 level of $1.63 billion, with the North American Group up 6% and Nabisco International down 3%. The North American Group increase was primarily attributable to the Nabisco Biscuit Company as a result of volume increases reflecting the success of new product introductions in the U.S. biscuit market, including fat free and low fat cookies and crackers. The Nabisco International decrease was primarily the result of lower volume from its Brazilian and Mexican operations that more than offset the favorable impact from recent acquisitions.

        Nabisco's operating company contribution of $230 million in the first quarter of 1994 was 13% higher than the first quarter of 1993 level of $203 million with the North American Group up 19% and Nabisco
     International   down  15%.  The  North  American  Group  increase  was
     primarily due to the gain in net sales and savings from productivity programs, including previously announced restructuring programs. The Nabisco International decrease in operating company contribution was primarily due to the decrease in net sales.

        Nabisco's operating income was $175 million in the first quarter of 1994, an increase of 17% from the first quarter of 1993 level of $149 million, as a result of the gain in operating company contribution.

        During   April  1994,  Nabisco  International  acquired  seventy-one percent of Establecimiento Modelo  Terrabusi S.A., Argentina's  second
     largest  cookie  and  cracker  business.   During  May  1994,  Nabisco
     International acquired the remaining 50% interest in each of Royal Brands S.A. in Spain and Royal Brands Portugal.

     Interest and Debt Expense

        Consolidated interest and debt expense of $291 million in the first quarter of 1994 decreased 9% from the corresponding 1993 period, primarily as a result of refinancings that were completed during 1993, lower effective interest rates and the impact of lower market interest rates.

     Net Income

        Holdings' net income of $195 million in the first quarter of 1994 includes an after-tax extraordinary gain of $1 million related to the repurchase of debt during 1994. Excluding the extraordinary gain in 1994, as well as a similar extraordinary item which resulted in a loss in the first quarter of 1993 of $47 million, Holdings would have reported net income of $194 million for the first quarter of 1994, a decrease of $16 million from the comparable period last year primarily as a result of lower domestic tobacco operating income that more than offset the impact of lower interest expense and a $20 million after-tax net benefit (primarily reflected at Corporate) related to certain employee compensation arrangements.

     Liquidity and Financial Condition

     -  March 31, 1994

        Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration
     of  any   debt   and  equity   financing   transactions,   acquisition
     expenditures and divestiture proceeds, was $46 million and $161 million for the first three months of 1994 and 1993, respectively. The decrease in free cash flow for 1994 primarily reflects lower domestic
     tobacco  operating   company  contribution,  higher   working  capital
     requirements and higher dividend payments.

        The components of free cash flow are as follows:

                                                                                  Three Months
                                                                                      Ended
                                                                                    March 31,
                                                                                 ----------------
                                                                               1994           1993
                                                                               ----           ----
 (In Millions)
 Operating income  . . . . . . . . . . . . . . . . . . . . . . .              $ 632          $ 683
     Amortization of intangibles . . . . . . . . . . . . . . . .                156            155
                                                                              -----          -----

 Operating company contribution  . . . . . . . . . . . . . . . .                788            838
     Depreciation and other amortization . . . . . . . . . . . .                128            128
     Increase in operating working capital . . . . . . . . . . .              (335)          (313)
     Capital expenditures  . . . . . . . . . . . . . . . . . . .              (107)          (115)
     Change in other assets and liabilities  . . . . . . . . . .               (59)           (51)
                                                                            ------         ------
 Operating cash flow*  . . . . . . . . . . . . . . . . . . . . .                415            487
     Taxes Paid  . . . . . . . . . . . . . . . . . . . . . . . .               (42)           (53)
     Interest paid . . . . . . . . . . . . . . . . . . . . . . .              (183)          (189)
     Dividends paid  . . . . . . . . . . . . . . . . . . . . . .               (83)           (57)
     Other, net  . . . . . . . . . . . . . . . . . . . . . . . .               (61)           (27)
                                                                            ------         ------

 Free cash  flow . . . . . . . . . . . . . . . . . . . . . . . .             $   46          $ 161
                                                                             ======          =====


                              ____________________


                              ____________________

     * Operating cash flow, which is used as an internal management measurement for evaluating business performance, includes, in addition to net cash flows from (used in) operating activities as recorded in the Consolidated Condensed Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

                              ____________________

        At March 31, 1994, Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) and a
     total  capital  level   (total  debt  and  stockholders'   equity)  of
     approximately $12.6 billion and $21.8 billion, respectively, each of which approximated the corresponding amount at December 31, 1993. Holdings' ratio of total debt to total stockholders' equity at the end of both periods was 1.4-to-1. RJRN's ratio of total debt to common equity at the end of both periods was 1.3-to-1. In addition, total current liabilities and long-term debt of RJRN's subsidiaries as of March 31, 1994 was approximately $3.4 billion.

        Holdings' effective interest rate on its consolidated long-term debt increased from 8.4% at December 31, 1993 to 8.6% at March 31, 1994 as a result of higher market interest rates. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.

        Management expects to consider opportunities to improve Holdings' and its subsidiaries' capital and/or cost structure as they arise. Such opportunities, if pursued, could involve further acquisitions from time to time of substantial amounts of securities of Holdings or its subsidiaries through open market purchases, redemptions, privately negotiated transactions, tender or exchange offers or otherwise and/or the issuance from time to time of additional securities by Holdings or its subsidiaries. Acquisitions of securities at prices above their book value, together with the accelerated amortization of deferred financing fees attributable to the acquired securities, would reduce reported net income, depending upon the extent of such acquisitions. Nonetheless, Holdings' and its subsidiaries' ability to take advantage of such opportunities is subject to restrictions in the Credit Agreements and in certain of their debt indentures. As is further discussed below, RJRN has called for redemption on May 15, 1994 substantially all of its approximately $2 billion in outstanding subordinated debentures and on May 6, 1994, Holdings completed the
     issuance   of  26,675,000  shares  of  Series  C  Preferred  Stock  in connection with the sale of 266,750,000 Series C Depositary Shares. For a discussion of recent developments affecting the tobacco business and the potential effect on RJRT's cash flow, see Results of Operations - Tobacco.

        In addition, management currently is reviewing and expects to continue to review various corporate transactions, including, but not limited to, joint ventures, mergers, acquisitions, divestitures, asset
     swaps,   spin-offs  and   recapitalizations.  Although   Holdings  has
     discussed and continues to discuss various transactions with third parties, no assurance may be given that any transaction will be announced or completed. It is likely that Holdings' tobacco and food
     businesses   would  be  separated  should  certain  of  the  foregoing
     transactions be consummated. As a result of Holdings' issuance of Series C Preferred Stock in connection with the sale of Series C Depositary Shares discussed below, Holdings believes that its ability to accomplish one or more of the foregoing transactions may be enhanced due to an increase in its stockholders' equity.

        On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per depositary share pursuant to the Series C Preferred Stock Offering. Approximately $900 million of the net proceeds from the Series C Preferred Stock Offering will be applied to the redemption of RJRN's subordinated debentures discussed below. The remaining net proceeds may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions as described
     above.  Pending  such   uses,  proceeds  are   being  used  to   repay
     indebtedness under the 1991 Credit Agreement and for short-term liquid investments.

        The 1991 Credit Agreement is a $6.5 billion revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability under the 1991 Credit Agreement is reduced by an amount equal to the stated amount of such letters of credit outstanding, by commercial paper borrowings in excess of $1 billion and by amounts borrowed under such facility. At March 31, 1994, approximately $389 million stated amount of letters of credit was outstanding and $960 million was borrowed under the 1991 Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at March 31, 1994 was $5.151 billion.

        Availability under the 1993 Credit Agreement, which matures on April 3, 1995 and provides a back-up line of credit to support domestic commercial paper issuances of up to $1 billion, is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At March 31, 1994, approximately $379 million of domestic commercial paper was outstanding. Accordingly, $621 million was available under the 1993 Credit Agreement at March 31, 1994.

        The  aggregate  of  consolidated  indebtedness  and  interest   rate
     arrangements subject to fluctuating interest rates approximated $4.3 billion at March 31, 1994. This represents a decrease of $1.2 billion from the year-end 1993 level of $5.5 billion, primarily due to Holdings' on-going management of its interest rate exposure.

        Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of
     dividends   by  Holdings.   The   Credit  Agreements,   which  contain
     restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures
     relating  to  certain   of  RJRN's  debt  securities,   which  contain
     restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions
     limit  the  ability  of  Holdings   and  its  subsidiaries  to   incur
     indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries. The Registrants believe that they are currently in compliance with all covenants and restrictions in the Credit Agreements and their other indebtedness.

        Capital expenditures were $107 million for the first three months of 1994. The current level of expenditures planned for 1994 is expected to be in the range of approximately $550 million to $600 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

        RJRN has called for redemption on May 15, 1994 substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures to be redeemed consist of the Subordinated Discount Debentures, the 15% Subordinated Debentures and the 131/2% Subordinated Debentures at premiums of 1071/2%, 1071/2% and 1063/4%, respectively. Approximately $1.2 billion principal or accreted amount of such debentures will be refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures will be funded with approximately $900 million of net proceeds from the Series C Preferred Stock Offering. The redemption will result in an after-tax extraordinary charge in the second quarter of 1994 of approximately
     $150   million.   Furthermore,   after  considering   the   additional
     indebtedness under the 1991 Credit Agreement, such redemption would result in an annual net interest savings of approximately $233 million (approximately $151 million after-tax) based on the interest rate in effect as of May 11, 1994 of 5.8% under the 1991 Credit Agreement. The redemption will not materially impact liquidity because the net interest savings will be offset by dividends to be paid on the Series C Preferred Stock (approximately $160 million).

        The amount of cash outlays incurred during the first quarter of 1994 in connection with the restructuring program announced in 1993 was primarily offset by the after-tax cash savings realized from the restructuring program during such period.
                              ____________________

     PART II
     -------

     Item 1.  Legal Proceedings.

     Tobacco-Related Litigation

        During 1994 and through the date of this report nine new actions have been filed or served against RJRT and/or its affiliates or indemnities, including six actions purporting to be class actions, and five actions were dismissed or otherwise resolved in favor of RJRT and or its affiliates or indemnities without trial. As of May 9, 1994, 43 active cases were pending against RJRT and/or its affiliates or indemnities, 41 in the United States, one in Puerto Rico and one in Canada. Four of the alleged class actions (two of which have been consolidated into one action) are based on, among other things, claims that cigarette manufacturers manipulated levels of nicotine in cigarettes to addict smokers. One such action is based upon a claim that the tobacco manufacturers improperly failed to disclose ingredients in their products and one challenges an RJRT advertising campaign alleging that it is directed toward children.

                              ____________________


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

     Item 4.  Submission of Matters to a Vote of Security Holders

          The matters indicated below were voted upon at the annual meeting of stockholders of Holdings held on May 4, 1994. Holders of Common Stock, Series A Conversion Preferred Stock, par value $.01 per share, ("Series A Preferred Stock"), and ESOP Convertible Preferred Stock, par value $.01 per share, and stated value $16 per share ("ESOP Preferred Stock"), were entitled to vote upon the proposals to elect directors and ratify the appointment of auditors, as well as on four stockholder proposals. At the meeting, there were entitled to vote 1,138,538,697 shares of Common Stock, 52,500,000 shares of Series A Preferred Stock and 15,576,577 shares of ESOP Preferred Stock.

     (a)  Election of Fifteen Directors.

            Name                                Votes For          Votes Withheld        Abstentions
            ----                                ---------          --------------        -----------
            John T. Chain, Jr.                 1,136,620,875           3,741,066           3,638,464
            John L. Clendenin                  1,136,626,863           3,735,079           3,638,464
            James H. Greene, Jr.               1,136,586,498           3,775,443           3,638,464
            H. John Greeniaus                  1,136,608,883           3,753,058           3,638,464
            Charles M. Harper                  1,136,574,288           3,787,653           3,638,464
            James W. Johnston                  1,136,644,370           3,717,571           3,638,464
            Henry R. Kravis                    1,136,528,858           3,833,083           3,638,464
            John G. Medlin, Jr.                1,136,652,691           3,709,250           3,638,464
            Paul E. Raether                    1,136,592,908           3,769,034           3,638,464
            Lawrence R. Ricciardi              1,136,662,712           3,699,229           3,638,464
            Rozanne L. Ridgway                 1,136,666,267           3,695,674           3,638,464
            Clifton S. Robbins                 1,136,576,959           3,784,982           3,638,464
            George R. Roberts                  1,135,692,799           4,669,142           3,638,464
            Scott M. Stuart                    1,136,583,922           3,778,020           3,638,464
            Michael T. Tokarz                  1,136,598,372           3,763,569           3,638,464

          (b) Ratification of Appointment of Deloitte & Touche as Independent Auditors.

               For:           1,135,109,399
               Against:           3,261,149
               Abstain:           1,991,393

          (c)  Stockholder Proposal on Cigarette Sales to Minors.

               For:              25,092,534
               Against:         831,021,506
               Abstain:          79,554,641
               Broker Non-Votes:204,693,259

          (d) Stockholder Proposal on Facilitating Tobacco Farmers' Economic Conversion.

               For:              18,639,014
               Against:         841,966,628
               Abstain:          75,063,039
               Broker Non-Votes:204,693,259

          (e) Stockholder Proposal on Warning Labels for Advertising and Promotional Items.

               For:              86,540,512
               Against:         837,066,527
               Abstain:          12,061,643
               Broker Non-Votes:204,693,259

          (f)  Stockholder  Proposal   on  Legislative  Activity   and  Research
          Funding.

               For:              22,621,357
               Against:         835,383,791
               Abstain:          77,663,534
               Broker Non-Votes:204,693,259

     Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          --------

        4.1 Registrants agree to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.

       *4.2    Second Amendment  to Credit Agreement  dated as of  April 5,
           1993 among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and the lending institutions party thereto.
      *10.1    Restated and Amended Stock Option Plan for Directors and Key
           Employees of  RJR Nabisco  Holdings Corp.  dated as  of March 1,
           1994.

      *10.2    Amendment No.  1 dated March 8, 1994 to Employment Agreement dated May 27, 1993 by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and Charles M. Harper.

      *10.3    Performance Unit  Program under  RJR Nabisco  Holdings Corp.
           1990 Long Term Incentive Plan.

      *10.4    Form  of  Performance  Unit  Agreement  between  RJR Nabisco
           Holdings Corp. and the grantee named therein (1994 Grant - 1 Year Period).
      *10.5    Form of  Performance  Unit  Agreement  between  RJR  Nabisco
           Holdings Corp. and the grantee named therein (1994 Grant - 3 Year Period).

      *11.1    RJR Nabisco Holdings Corp. Computation of Earnings Per Share
           for the three months ended March 31, 1994 and 1993.

      *12.1    RJR Nabisco, Inc. Computation of  Ratio of Earnings to Fixed
           Charges for the three months ended March 31, 1994.

     ____________________

*Filed herewith
           .

     (b)  Reports on Form 8-K
          -------------------


               A current report on Form 8-K dated April 21, 1994 was filed by the Registrants on April 25, 1994 reporting first quarter 1994 operating results. Such report was amended on Form 8-K/A on April 27, 1994.

                                        SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             RJR NABISCO HOLDINGS CORP.
                                             RJR NABISCO, INC.
                                               (Registrants)



          Date:  May 12, 1994                /s/ Stephen R. Wilson
                                             -----------------------------------
                                             Stephen R. Wilson,
                                             Executive Vice President and
                                             Chief Financial Officer



                                             /s/ Robert S. Roath
                                             -----------------------------------
                                             Robert S. Roath,
                                             Senior Vice President and
                                             Controller

                                  EXHIBIT INDEX

     Exhibit No.Page
     ---------------


     4.1     Registrants   agree   to   furnish   copies   of   any
             instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.

     4.2 Second Amendment to Credit Agreement dated as of April 5, 1993 among RJR Nabisco Holdings Corp., RJR
             Nabisco, Inc. and the lending institutions party thereto.

     10.1 Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp. dated as of March 1, 1994.

     10.2 Amendment No. 1 dated March 8, 1994 to Employment Agreement dated May 27, 1993 by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and Charles M. Harper.

     10.3 Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan.

     10.4    Form  of   Performance  Unit  Agreement  between   RJR
             Nabisco Holdings Corp. and the grantee named therein (1994 Grant - 1 Year Period).

     10.5    Form  of  Performance   Unit  Agreement   between  RJR
             Nabisco Holdings Corp. and the grantee named therein (1994 Grant - 3 Year Period).

     11.1 RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended March 31, 1994 and 1993.

     12.1 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1994.