Form 10-Q
period 1994-06-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1994-08-03
CIK 847903, 83612

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1994


                           RJR NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

  Delaware                                  1-10215                          13-3490602
(State or  other jurisdiction of    (Commission file number)      (I.R.S. Employer Identification No.)
incorporation or organization)

                                RJR NABISCO, INC.
             (Exact name of registrant as specified in its charter)

  Delaware                                   1-6388                          56-0950247
(State or  other jurisdiction of    (Commission file number)      (I.R.S. Employer Identification No.)
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

Indicate the number of shares outstanding of each of the Registrants' classes of common stock as of the latest practicable date: June 30, 1994:

       RJR  Nabisco  Holdings Corp.:   1,141,853,614  shares  of  common
       stock, par value $.01 per share
       RJR Nabisco, Inc.: 3,021.86513 shares of common stock, par value $1,000 per share

                                --------------------
RJR Nabisco, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                     Page

Item 1.        Financial Statements

               Consolidated Condensed Statements of Income - Three Months
                    Ended June 30, 1994 and 1993                                                                     1

               Consolidated Condensed Statements of Income - Six Months
                    Ended June 30, 1994 and 1993                                                                     2

               Consolidated Condensed Statements of Cash Flows - Six Months
                    Ended June 30, 1994 and 1993                                                                     3

               Consolidated Condensed Balance Sheets - June 30, 1994
                    and December 31, 1993                                                                            4

               Notes to Consolidated Condensed Financial Statements                                                  5-11

Item 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                             12-21

PART II - OTHER INFORMATION


Item 1.        Legal Proceedings                                                                                    22-23

Item 6.        Exhibits and Reports on Form 8-K                                                                      24

Signatures                                                                                                           25

   PART I
   ------

   Item 1.   Financial Statements.
        RJR Nabisco Holdings Corp.
        RJR Nabisco, Inc.


                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                    (Dollars in Millions Except Per Share Amounts)

                                       Three Months           Three Months
                                          Ended                   Ended
                                      June 30, 1994          June 30, 1993
                                   ------------------        ----------------
                                   Holdings    RJRN          Holdings    RJRN
                                   --------    ----          --------    ----

   Net sales*                      $   3,784 $  3,784        $  3,719  $  3,719
                                   --------- --------        --------  --------
   Costs and expenses (Note 1)*:
        Cost of products sold         1,692     1,692           1,526     1,526
        Selling, advertising,
         administrative and
         general expenses             1,261     1,260           1,456     1,453
        Amortization of trademarks
         and goodwill                   156       156             155       155
                                   -------- ----------       --------  --------
        Operating income                675       676             582       585
   Interest and debt expense (Note 5)  (297)     (297)           (300)     (295)
   Other income (expense), net          (31)      (36)             (3)      (16)
                                   -------- ----------       --------  --------
        Income before income taxes      347       343             279       274
   Provision for income taxes           155       154             137       136
                                   -------- ----------       --------  --------
        Income before extraordinary
         item                           192       189             142       138
   Extraordinary item - loss on early
    extinguishments of debt, net of
    income taxes (Note 4)              (146)     (146)            (65)      (65)
                                   -------- ----------       --------  --------
        Net income                       46        43              77        73
   Less preferred stock dividends        32         -               7         -
                                   -------- ----------       --------  --------
        Net income applicable to
         common stock              $     14  $     43        $     70  $     73
                                   ======== =========        ========  ========

   Net income (loss) per common
    and common equivalent share:
        Income before extraordinary
         item                      $   0.11                  $   0.10
        Extraordinary item            (0.10)                    (0.05)
                                   --------                  --------
        Net income                 $   0.01                  $   0.05
                                   ========                  ========

   Dividends per share of Series A
    Preferred Stock (Note 8)       $  0.835                  $  0.835
                                   ========                  ========

   Dividends per share of Series C
    Preferred Stock (Note 8)       $  0.935                  $      -
                                   ========                  ========

   Average number of common and
    common equivalent shares
    outstanding (in thousands)
    (Note 2)                      1,519,452                 1,352,205
                                  ---------                 ---------

* Excludes excise taxes of $888 million and $913 million for the three months ended June 30, 1994 and 1993, respectively.

          See Notes to Consolidated Condensed Financial Statements

                CONSOLIDATED CONDENSED STATEMENTS OF INCOME

               (Dollars in Millions Except Per Share Amounts)


                                        Six Months             Six Months
                                          Ended                   Ended
                                      June 30, 1994          June 30, 1993
                                   ------------------        ----------------
                                   Holdings    RJRN          Holdings    RJRN
                                   --------    ----          --------    ----

Net sales*                         $  7,356  $  7,356        $  7,455  $  7,455
                                   --------  --------        --------  --------
Costs and expenses (Note 1)*:
   Cost of products sold              3,264     3,264           3,060     3,060
   Selling, advertising,
    administrative and
    general expenses                  2,473     2,467           2,820     2,814
   Amortization of trademarks
    and goodwill                        312       312             310       310
                                   --------  --------        --------  --------
   Operating income                   1,307     1,313           1,265     1,271
Interest and debt expense (Note 5)     (588)     (588)           (620)     (597)
Other income (expense), net             (43)      (53)              4       (18)
                                   --------  --------        --------  --------
   Income before income taxes           676       672             649       656
Provision for income taxes              290       289             297       300
                                   --------  --------        --------  --------
   Income before extraordinary item     386       383             352       356
Extraordinary item - loss on
 early extinguishments of debt,
 net of income taxes (Note 4)          (145)     (145)           (112)     (105)
                                   --------  --------        --------  --------
   Net income                           241       238             240       251
Less preferred stock dividends           65         -              13         -
                                   --------  --------        --------  --------
   Net income applicable to
    common stock                   $    176  $    238        $    227  $    251
                                   ========  ========        ========  ========

Net income (loss) per common
 and common equivalent share:
   Income before extraordinary
    item                           $   0.22                  $  0.25
   Extraordinary item                 (0.10)                   (0.08)
                                   --------                  -------
   Net income                      $   0.12                  $  0.17
                                   ========                  =======

Dividends per share of Series A
 Preferred Stock (Note 8)          $  1.670                  $   1.670
                                   ========                  =========

Dividends per share of Series C
 Preferred Stock (Note 8)          $  0.935                  $       -
                                   ========                  =========

Average number of common and common
 equivalent shares outstanding
 (in thousands) (Note 2)          1,442,461                  1,355,214
                                  ---------                  ---------

* Excludes excise taxes of $1,738 million and $1,781 million for the six months ended June 30, 1994 and 1993, respectively.



          See Notes to Consolidated Condensed Financial Statements

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (Dollars in Millions)



                                        Six Months             Six Months
                                          Ended                   Ended
                                      June 30, 1994          June 30, 1993
                                   ------------------        ----------------
                                   Holdings    RJRN          Holdings    RJRN
                                   --------    ----          --------    ----

   Net cash flows from operating
    activities (Note 6)            $    641  $    729        $    652    $  230
                                   --------  --------        --------  --------
   Cash flows from (used in)
    investing activities:
        Capital expenditures           (270)     (270)           (260)     (260)
        Proceeds from dispositions
         of businesses                    -         -             452       452
        Acquisition of businesses      (390)     (390)            (14)      (14)
        Other, net                        8         8               6         6
                                   --------  --------        --------  --------
        Net cash flows from (used
         in) investing activities      (652)     (652)            184       184
                                   --------  --------        --------  --------
   Cash flows from (used in)
    financing activities:
        Net borrowings (repayments)
         under the Credit Agreements  1,478     1,478            (207)     (207)
        Net proceeds from the
         issuance (repayments) of
          commercial paper             (199)     (199)            165       165
        Proceeds from issuance of
         long-term debt                  14        14             981       981
        Repayments of long-term debt (2,523)   (2,523)         (1,727)   (1,179)
        Financing and advisory fees
         paid                           (55)       (1)             (8)       (8)
        Increase in notes payable        69        69             104       104
        Proceeds from issuance of
         common stock                    20         -               4         -
        Proceeds from issuance of Series
         C Preferred Stock            1,734         -               -         -
        Issuance of common stock to
         parent                           -     1,680               -         -
        Dividends paid                 (155)        -            (103)        -
        Dividends paid to parent          -       (20)              -       (29)
        Other, net                       15      (200)             34      (162)
                                   --------  --------        --------  --------
        Net cash flows from (used
         in) financing activities       398       298            (757)     (335)
                                   --------  --------        --------  --------
   Effect of exchange rate changes
    on cash and cash equivalents        (4)       (4)              (5)       (5)
                                   --------  --------        --------  --------
        Net change in cash and
         cash equivalents              383       371               74        74
   Cash and cash equivalents at
    beginning of period                215       205               99        96
                                   --------  --------        --------  --------
   Cash and cash equivalents at
    end of period                  $   598   $   576         $    173  $    170
                                   =======   =======         ========  ========


               See Notes to Consolidated Condensed Financial Statements

                   CONSOLIDATED CONDENSED BALANCE SHEETS

                           (Dollars in Millions)

                                        June 30, 1994        December 31, 1993
                                   -------------------       -----------------
                                   Holdings       RJRN       Holdings      RJRN
                                   --------       ----       --------      ----
ASSETS
Current assets:
   Cash and cash equivalents       $    598     $  576       $    215    $  205
   Accounts and notes receivable,
    net                               1,036      1,028            856       847
   Inventories (Note 3)               2,597      2,597          2,700     2,700
   Prepaid expenses and excise taxes    398        398            374       374
                                    -------     ------       --------    ------
   Total current assets               4,629      4,599          4,145     4,126
                                    -------     ------       --------    ------
Property, plant and equipment
 - at cost                            7,553      7,553          7,166     7,166
Less accumulated depreciation        (2,199)    (2,199)        (1,998)   (1,998)
                                    -------     ------       --------    ------
   Net property, plant and equipment  5,354      5,354          5,168     5,168
                                    -------     ------       --------    ------
Trademarks, net                       8,637      8,637          8,727     8,727
Goodwill, net                        12,855     12,855         12,851    12,851
Other assets and deferred charges       399        394            404       400
                                    -------     ------       --------    ------
                                   $ 31,874   $ 31,839       $ 31,295   $31,272
                                   ========   ========       ========   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                   $    356   $   356        $    301   $   301
   Accounts payable                     386       386             515       515
   Accrued liabilities                2,632     2,553           2,751     2,705
   Current maturities of long-term
    debt (Note 5)                       496       496             142       142
   Income taxes accrued                 249       249             234       234
                                    -------     ------       --------    ------
   Total current liabilities          4,119     4,040           3,943     3,897
                                    -------     ------       --------    ------
Long-term debt (less current
 maturities) (Note 5)                10,763    10,763          12,005    12,005
Other noncurrent liabilities          2,491     2,235           2,503     2,353
Deferred income taxes                 3,687     3,614           3,774     3,701
Commitments and contingencies (Note 7)
Stockholders' equity (Note 8):
   ESOP convertible preferred stock
    (15,490,397 shares issued and
    outstanding at June 30, 1994)       247         -             249         -
   Series A convertible preferred
    stock (52,500,000 shares issued
    and outstanding at June 30, 1994)     2         -               2         -
   Series B preferred stock (50,000
    shares issued and outstanding at
    June 30, 1994)                    1,250         -           1,250         -
   Series C Convertible preferred
    stock (26,675,000 shares issued
    and outstanding at June 30, 1994)     3         -               -         -
   Common stock (1,141,853,614 shares
    issued and outstanding at
    June 30, 1994)                       11         -              11         -
   Paid-in capital                   10,292    11,538           8,778     9,877
   Retained earnings (accumulated
    deficit)                           (642)     (221)           (883)     (459)
   Receivable from ESOP                (200)        -            (211)        -
   Other stockholders' equity          (149)     (130)           (126)     (102)
                                    -------    ------        --------    ------
   Total stockholders' equity        10,814    11,187           9,070     9,316
                                    -------    ------        --------    ------
                                   $ 31,874  $ 31,839        $ 31,295  $ 31,272
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

Note 2 - Earnings Per Share

        Earnings per share is based on the weighted average number of shares of Holdings' common stock, par value $.01 per share, ("Common Stock"), $.835 Depositary Shares ("Series A Depositary Shares") and Series C Depositary Shares ("Series C Depositary Shares") outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive warrants and options. Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be converted. Accordingly, Holdings' earnings per share and fully diluted earnings per share are the same.


Note 3 - Inventories

        The major classes of inventory are shown in the table below:


                                                  June 30, 1994      December 31, 1993
                                                  -------------      -----------------
                    Finished products              $       803         $      771
                    Leaf tobacco                         1,278              1,458
                    Raw materials                          199                208
                    Other                                  317                263
                                                   -----------         ----------
                                                   $     2,597         $    2,700
                                                   ===========         ==========

Note 4 - Extraordinary Item

      The early extinguishments of debt of Holdings and RJRN resulted in the following extraordinary losses:

                                         Three Months Ended June 30,                    Six Months Ended June 30,
                                             1994               1993                      1994                   1993
                                         Holdings    RJRN   Holdings   RJRN        Holdings    RJRN      Holdings         RJRN
Cash paid in excess of net carrying
  amount (book value) of debt
  extinguished                           $ 207       $ 207  $  93      $  93        $ 206     $ 206       $ 160          $ 150
Write-off of debt issuance costs            17          17      5          5           17        17           9              9
                                         -----       -----  -----      -----        -----     -----       -----          -----
Extraordinary item - loss on early
  extinguishments of debt
  before income taxes                      224         224     98         98          223       223         169            159
Benefit for income taxes                   (78)        (78)   (33)       (33)         (78)      (78)        (57)           (54)
                                         -----       -----  -----      -----        -----     -----       -----          -----
Extraordinary item - loss on early
  extinguishments of debt,
  net of income taxes                    $ 146       $ 146  $  65      $  65        $ 145     $ 145       $ 112          $ 105
                                         =====       =====  =====      =====        =====     =====       =====          =====



Note 5 - Long-term Debt and Interest Expense

     Long-term debt consisted of the following:


                                     June 30, 1994            December 31, 1993
                                     -------------            -----------------

Debentures and notes                  $     8,056                  $    8,095
Foreign currency debt                         498                         595
Revolving credit facility                   1,650                         328
Commercial paper                              714                         913
Other indebtedness                            241                         266
Subordinated debentures and notes:
   Subordinated debentures                      -                         280
   Subordinated discount debentures             -                       1,393
   Other subordinated indebtedness            100                         277

Less current maturities                      (496)                       (142)
                                      -----------                 -----------
                                      $    10,763                 $    12,005
                                      ===========                 ===========

     Consolidated interest and debt expense for Holdings consisted of the following:


                                  Three Months                   Six Months
                                     Ended                          Ended
                                    June 30,                      June 30,
                                 1994       1993              1994       1993

Cash interest                  $   260      $  230          $  482     $  454
Non-cash interest
 and debt expense                   37          70             106        166
                               -------      ------          ------     ------
                               $   297      $  300          $  588     $  620
                               =======      ======          ======     ======

         Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its domestic commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under RJRN's $6.5 billion revolving credit facility (as amended from time to time, the "1991 Credit Agreement"), commercial paper borrowings of $714 million have been included in "Long-term debt" as of June 30, 1994.

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

         On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"), the 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 (the "15% Subordinated Debentures") and the 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures") at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of 266,750,000 Series C Depositary Shares completed on May 6, 1994 in connection with the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value .01 per share, ("Series C Preferred Stock").

Note 6 - Supplemental Cash Flows Information

      A reconciliation of net income to net cash flows from operating activities follows:

                                                            Six Months                       Six Months
                                                              Ended                             Ended
                                                          June 30, 1994                    June 30, 1993
                                                         Holdings      RJRN              Holdings       RJRN
Cash flows from (used in) operating activities:
  Net income                                             $   241     $  238              $   240      $  251
                                                         -------     ------              -------      ------
  Adjustments to reconcile net income to cash flows
    from operating activities:
       Depreciation of property, plant and equipment         222        222                  218         218
       Amortization (principally intangibles)                346        346                  347         347
       Deferred income tax benefit                            (3)        (3)                 (78)       (115)
       Non-cash interest and debt expense                    106        106                  166         143
       Extraordinary item - loss on early
         extinguishments of debt before income taxes         223        223                  169         159
       Changes in working capital items, net                (393)      (302)                (328)       (620)
       Other, net                                           (101)      (101)                 (82)       (153)
                                                         -------     ------              -------      ------
         Total adjustments                                   400        491                  412         (21)
                                                         -------     ------              -------      ------
  Net cash flows from operating activities               $   641     $  729              $   652      $  230
                                                         =======     ======              =======      ======

Note 7 - Contingencies

         Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1993, 16 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 18 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees. A total of 35 such actions in the United States, one in Puerto Rico and one against RJRT's Canadian subsidiary were pending on December 31, 1993. As of July 27, 1994, 46 active cases were pending against RJRT and/or its affiliates or indemnitees, 44 in the United States, one in Puerto Rico and one in Canada. Four of the 44 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six of the active cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals.

         The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts totaling many millions of dollars, are specifically pleaded in 21 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone
                                                                      ---------
v. Liggett Group, Inc., et. al., which award was overturned on appeal and the
- -------------------------------
case was subsequently dismissed.

        On June 24, 1992, the United States Supreme Court in Cipollone held that
                                                             ---------
claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.
    ---------

        Certain legislation proposed in recent years in Congress, among other things, would eliminate any such preemptive effect on common law damage actions for personal injuries. RJRT is unable to predict whether such legislation will be enacted and, if so, in what form, or whether such legislation would be intended by Congress to apply retroactively. The Supreme Court's Cipollone
                                                                 ---------
decision itself, or the passage of such legislation, could increase the number of cases filed against cigarette manufacturers, including RJRT.

        RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

        RJRT has received a civil investigative demand from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.

        In March 1994, in Broin v. Philip Morris Companies Inc., et al., a
                          ---------------------------------------------
purported class action against certain tobacco industry defendants, including RJRT, in which flight attendants, claiming to represent a class of 60,000 individuals allege personal injury caused by exposure to environmental tobacco smoke in their workplace, a Florida state intermediate appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations. The appellate court also ordered the trial court to hold further hearings on the class allegations. The defendants have filed a request for review of this ruling by a full panel of judges.

        In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et al., a
                       ------------------------------------------------
purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

        In March 1994, Castano v. The American Tobacco Company, et al., a
                       -----------------------------------------------
purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers.

        In March 1994, Allman v. Philip Morris, Inc., et al., and Higley v.
                       -------------------------------------      ---------
Philip Morris, Inc., et al., were filed in the United States District Court for
- ---------------------------
the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case.
                                          ------

        In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al. was filed in
                     ----------------------------------------------
Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. Plaintiffs cite the Florida appellate court reversal in Broin in support of their allegations of
                                    -----
class action status.

        In June 1994, in Moore v. The American Tobacco Company., et al., RJRN
                         ----------------------------------------------
was named along with other industry members as a defendant in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (equity) Court, Jackson County, Mississippi, and which has been removed to the United States District Court for the Southern District of Mississippi, also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts.

        In April 1994, Sparks v. R. J. Reynolds Tobacco Company, et al. was
                       ------------------------------------------------
brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In May 1994, the case was removed to the United States District Court for the Western District of Washington.

        In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., a
                         ------------------------------------------------
lawsuit similar to Sparks pending in California, which is a not class action but which is a suit brought by plaintiffs acting as private attorneys general alleging that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code, the California Supreme Court ruled that plaintiffs' claim was not preempted by the Cigarette Act. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level.

        Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT and its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously
                     ---------
all such actions.

        The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on either of the Registrant's financial position; however, it is possible that the results of operations or cash flows of the Registrants in particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

Note 8 - Stockholders' Equity

        Retained earnings (accumulated deficit) at June 30, 1994 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $3.327 billion.

        Dividends per Series A Depositary Share are equal to one-fourth of the amount of dividends per share of Series A Conversion Preferred Stock, par value $.01 per share, ("Series A Preferred Stock") of Holdings. Dividends per Series C Depositary Share are equal to one-tenth of the amount of dividends per share of Series C Preferred Stock of Holdings. Because Series A Preferred Stock and Series C Preferred Stock mandatorily convert into Common Stock of Holdings, dividends on shares of Series A Preferred Stock and Series C Preferred Stock are reported similar to common equity dividends.

        On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares were applied to the redemption of RJRN's subordinated debentures on May 15, 1994. The remaining net proceeds may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions, such as a joint venture, merger, acquisition, divestiture, asset swap, spin-off and/or recapitalization, that could result in the separation of the tobacco and food businesses of Holdings. Pending such uses, proceeds are being used to repay indebtedness under the 1991 Credit Agreement and for short-term liquid investments.

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

Results of Operations

     Summarized financial data for Holdings is as follows:

                                                    Three Months                                      Six Months
                                                       Ended                                            Ended
                                                      June 30,                                         June 30,
(Dollars in Millions)                     1994          1993           % Change             1994         1993            % Change
Net Sales:

RJRT                                    $ 1,182       $ 1,331        (11)%                 $2,316       $2,736            (15)%
Tobacco International                       712           699          2                    1,439        1,398              3
                                        -------       -------                              ------       ------
Total Tobacco                             1,894         2,030         (7)                   3,755        4,134             (9)
Total Food                                1,890         1,689         12                    3,601        3,321              8
                                        -------       -------                              ------       ------
                                        $ 3,784       $ 3,719          2                   $7,356       $7,455             (1)
                                        =======       =======                              ======       ======


Operating Company Contribution*:

RJRT                                    $   400       $   369          8%                  $  793       $  869             (9)%
Tobacco International                       173           146         18                      352          305             15
                                        -------       -------                              ------       ------
Total Tobacco                               573           515         11                    1,145        1,174             (2)
Total Food                                  282           254         11                      512          457             12
Corporate                                   (24)          (32)        25                      (38)         (56)            32
                                        -------       -------                              ------       ------
                                        $   831       $   737         13                   $1,619       $1,575              3
                                        =======       =======                              ======       ======


Operating Income:

RJRT                                    $   308       $   277         11%                  $  610       $  686            (11)%
Tobacco International                       164           137         20                      333          286             16
                                        -------       -------                              ------       ------
Total Tobacco                               472           414         14                      943          972             (3)
Total Food                                  227           200         14                      402          349             15
Corporate                                   (24)          (32)        25                      (38)         (56)            32
                                        -------       -------                              ------       ------
                                        $   675       $   582         16                   $1,307       $1,265              3
                                        =======       =======                              ======       ======

____________________
* Operating income before amortization of trademarks and goodwill.

Tobacco

        The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

        Holdings' worldwide tobacco business experienced continued net sales growth in its international business conducted by Tobacco International that was more than offset by a significant sales decline in the domestic business conducted by RJRT. Net sales from the worldwide tobacco business amounted to $1.89 billion in the second quarter of 1994, a decline of 7% from the second quarter of 1993 level of $2.03 billion, and $3.76 billion in the first six months of 1994, a decline of 9% from the first six months of 1993 level of $4.13 billion. Worldwide volume for the second quarter of 1994 and the first six months of 1994 increased 8% and 5%, respectively, compared to the corresponding periods of the prior year. Operating company contribution for the worldwide tobacco business increased to $573 million in the second quarter of 1994, up 11% from the second quarter of 1993 level of $515 million, as a result of gains in both the domestic and international businesses. Operating company contribution for the worldwide tobacco business amounted to $1.15 billion in the first six months of 1994, a decline of 2% from the first six months of 1993 level of $1.17 billion, reflecting reductions for the domestic business which were partially offset by gains in the international business. Operating income for the worldwide tobacco business amounted to $472 million in the second quarter of 1994, an increase of 14% from the second quarter of 1993 level of $414 million, and $943 million in the first six months of 1994, a decline of 3% from the first six months of 1993 level of $972 million, reflecting the change in operating company contribution.

        Net sales for RJRT amounted to $1.18 billion in the second quarter of 1994, a decline of 11% from the second quarter of 1993 level of $1.33 billion, and $2.32 billion in the first six months of 1994, a decline of 15% from the first six months of 1993 level of $2.74 billion, primarily reflecting the impact of industry-wide price reductions on full price brands (approximately $250 million in the second quarter of 1994 and approximately $500 million in the first six months of 1994), which went into effect during the second half of 1993 that more than offset the impact of a higher proportion of sales from full price brands in both periods. Overall volume decreased 3% in the second quarter of 1994 compared to the second quarter of 1993, and decreased 6% in the first six months of 1994 compared to the first six months of 1993, primarily as a result of a decline in the savings segment that more than offset the volume gains in the full price segment. The impact of lower savings segment volume for the second quarter of 1994 and the first six months of 1994 was partially offset by higher selling prices in that segment. RJRT's operating company contribution was $400 million in the second quarter of 1994, an 8% increase from the second quarter of 1993 level of $369 million, as a result of the increased proportion of sales from the higher margin full price segment and reduced promotional spending which more than offset the impact of the industry-wide price reductions on full price brands. RJRT's operating company contribution was $793 million in the first six months of 1994, a 9% decline from the first six months of 1993 level of $869 million, due to the price reductions on the full price brands which more than offset the cost savings achieved from previously established restructuring programs, reduced promotional spending and the increased proportion of sales from the higher margin full price segment. RJRT's operating income was $308 million in the second quarter of 1994, an increase of 11% from the second quarter of 1993 level of $277 million, and $610 million in the first six months of 1994, a decline of 11% from the first six months of 1993 level of $686 million. The change in operating income for both the second quarter of 1994 and the first six months of 1994 reflects the change in RJRT's operating company contribution.

        During recent years, the lower price segment of the domestic cigarette market has grown significantly and the full price segment has declined. This overall trend was mitigated by the reduction in price in the full price segment and the increased list prices on lower priced brands during the second half of 1993 but consumers remain sensitive to price changes. Although not the case in the first and second quarters of 1994, RJRT has experienced substantial increased volume in recent years in the lower price segment, but the earnings attributable to these sales have not been sufficient to offset decreased earnings resulting from declining sales of RJRT's full price brands. During the second quarter of 1994 and the first six months of 1994, RJRT's margins improved compared to the fourth quarter of 1993 due to more efficient marketing and cost savings achieved from the previously established restructuring programs. RJRT's domestic cigarette volume of non-full price brands as a percentage of its total domestic volume was 40% in the second quarter of 1994 versus 32% for the domestic cigarette market, and 41% in the first six months of 1994 versus 33% for the domestic cigarette market. For the full year, RJRT's domestic cigarette volume of non-full price brands as a percentage of its total domestic volume was 44% in 1993, 35% in 1992 and 25% in 1991 versus 37%, 30% and 25%, respectively, for the domestic cigarette market.

        In March 1994, the U.S. Occupational Safety and Health Administration ("OSHA") announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJRT cannot predict the form of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJRT expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. Because many employers currently do not permit smoking in the workplace, RJRT cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales and RJRT.

        During February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over most cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard and RJRT, along with other members of the U.S. cigarette industry, were asked to provide voluntarily certain documents and other information to Congress and the FDA. RJRT is unable to predict the outcome of any Congressional deliberations or the likelihood that the FDA will assert jurisdiction over cigarettes in some manner. Were the FDA to assert jurisdiction in a manner that materially restricts the availability of cigarettes to consumers, it would likely have a significant adverse effect on RJRT.

        In July 1994, an amendment to a Florida statute became effective, which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care and permits a lawsuit to be filed as a class action. The statute, which has been challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores on June 30, 1994, eliminates the comparative negligence and assumption of risk defenses. RJRT is unable to predict whether a lawsuit will be filed under the Florida statute, or if filed, the outcome thereof.

        In addition, in June 1994, legislation was introduced in the U.S. Senate which would authorize the Attorney General of the United States to seek to recover from tobacco product manufacturers funds paid out in the form of Medicaid and Medicare payments to treat illnesses allegedly related to the use of tobacco products. It is not possible to predict whether such legislation will be enacted or any resulting effect thereof on RJRT.

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

        Tobacco International recorded net sales of $712 million in the second quarter of 1994, an increase of 2% from the second quarter of 1993 level of $699 million, and $1.44 billion in the first six months of 1994, an increase of 3% from the first six months of 1993 level of $1.40 billion, due to volume gains in the former Soviet Union, Malaysia and Western Europe, particularly Spain, and favorable pricing in Eastern and Western Europe, which more than offset the impact of product mix differences across markets and unfavorable foreign currency developments. Tobacco International's operating company contribution rose to $173 million in the second quarter of 1994, an increase of 18% compared to the second quarter of 1993 level of $146 million, and $352 million in the first six months of 1994, an increase of 15% from the first six months of 1993 level of $305 million, due to the volume gains, favorable pricing and lower promotional spending which were partially offset by the product mix differences across markets and unfavorable foreign currency developments. Tobacco International's operating income was $164 million in the second quarter of 1994, an increase of 20% from the second quarter of 1993 level of $137 million, and $333 million in the first six months of 1994, an increase of 16% from the first six months of 1993 level of $286 million. The increases in operating income reflect the increase in Tobacco International's operating company contribution.

        During the second quarter of 1994, Tobacco International continued its significant pace of international expansion, opening a cigarette factory in Poland and acquiring a tobacco processing plant in Russia and a 90 percent interest in a confectionery plant in Kazakhstan, where it will establish a cigarette production unit.

Food

        Holdings' food business is conducted by Nabisco Group ("Nabisco"), which is comprised of the Nabisco Biscuit Company, the LifeSavers Company, the Planters Company, the Specialty Products Company, the Fleischmann's Company, the Food Service Company and Nabisco Brands Ltd, (collectively the "North American Group") and Nabisco International.

        Nabisco reported net sales of $1.89 billion in the second quarter of 1994, an increase of 12% from the second quarter of 1993 level of $1.69 billion, and $3.60 billion in the first six months of 1994, an increase of 8% from the first six months of 1993 level of $3.32 billion, with the North American Group up 4% and 5%, respectively, and Nabisco International up 72% and 29%, respectively. The North American Group increases are primarily attributable to significant volume increases at the Nabisco Biscuit Company reflecting the success of new product introductions in the U.S. biscuit market, including fat free and low fat cookies and crackers, and volume increases from the Food Service Company, the Specialty Products Company and the Fleischmann's Company's refrigerated and frozen Egg Beaters. The Nabisco International increases were primarily the result of the favorable impact of recent acquisitions.

        Nabisco's operating company contribution was $282 million in the second quarter of 1994, an increase of 11% from the second quarter of 1993 level of $254 million, and $512 million in the first six months of 1994, an increase of 12% from the first six months of 1993 level of $457 million, with the North American Group up 11% and 14%, respectively, and Nabisco International up 11% and down 3%, respectively. The North American Group increases were primarily due to the increase in net sales and savings from productivity programs, including previously established restructuring programs. The Nabisco International increase in operating company contribution for the second quarter of 1994 was primarily due to the profit contribution from recent acquisitions and strong results in Spain and Venezuela, partially offset by declines in volume resulting from unfavorable business conditions in the Mexican and Brazilian markets. The Nabisco International decrease in operating company contribution for the first six months of 1994 was primarily due to the lower volume from its Brazilian and Mexican operations that more than offset the impact of recent acquisitions.

        Nabisco's operating income was $227 million in the second quarter of 1994, an increase of 14% from the second quarter of 1993 level of $200 million, and $402 million in the first six months of 1994, an increase of 15% from the first six months of 1993 level of $349 million, as a result of the increases in operating company contribution.

        During April 1994, Nabisco International acquired seventy-one percent of Establecimiento Modelo Terrabusi S.A., Argentina's second largest cookie and cracker business. During May 1994, Nabisco International acquired the remaining 50% interest in each of Royal Brands S.A. in Spain and Royal Brands Portugal.

Interest and Debt Expense

        Consolidated interest and debt expense of $297 million in the second quarter of 1994 and $588 million in the first six months of 1994 decreased 1% and 5%, respectively, from the corresponding 1993 periods, primarily as a result of refinancings of debt during 1993 and 1994, lower debt levels from the application of proceeds from the issuances of preferred stock and lower effective interest rates which more than offset the impact of higher market interest rates in 1994.

Net Income

        Holdings' net income of $46 million in the second quarter of 1994 and $241 million in the first six months of 1994 includes an after-tax extraordinary loss of $146 million and $145 million, respectively, related to the repurchase of debt during such periods. Excluding the extraordinary loss in both 1994 periods, as well as a similar extraordinary item which resulted in a $65 million after- tax loss in the second quarter of 1993 and a $112 million after-tax loss in the first six months of 1993, Holdings would have reported net income of $192 million for the second quarter of 1994 and $386 million for the first six months of 1994, an increase of $50 million and $34 million, respectively, from the comparable periods last year, primarily as a result of higher consolidated operating income and the impact of lower interest expense for both periods, offset in part by unfavorable foreign currency developments and, with respect to the six months of 1994 period only, a $20 million after-tax net benefit reported in the first quarter of 1994 (primarily reflected at Corporate) related to certain employee compensation arrangements.

Liquidity and Financial Condition

        June 30, 1994

        Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, for the first six months of 1994 and 1993 was $240 million and $357 million, respectively.

        The components of free cash flow are as follows:

                                                                                                       Six Months
                                                                                                         Ended
                                                                                                        June 30,
                                                                                                  1994               1993
(In Millions)
Operating income                                                                              $  1,307           $  1,265
     Amortization of intangibles                                                                   312                310
                                                                                              --------           --------

Operating Company Contributions                                                                  1,619              1,575
     Depreciation and other amortization                                                           256                255
     Increase in operating working capital                                                       (299)              (319)
     Capital expenditures                                                                        (270)              (260)
     Change in other assets and liabilities                                                       (46)               (51)
                                                                                              --------           --------

Operating cash flow*                                                                             1,260              1,200
     Taxes paid                                                                                  (286)              (259)
     Interest paid                                                                               (490)              (471)
     Dividends paid                                                                              (155)              (103)
     Other, net                                                                                   (89)               (10)
                                                                                              --------           --------


Free cash  flow                                                                               $    240           $    357
                                                                                              ========           ========

                              ____________________

* Operating cash flow, which is used as an internal management measurement for evaluating business performance, includes, in addition to net cash flows from operating activities as recorded in the Consolidated Condensed Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

                                ____________________

        At June 30, 1994, Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) of approximately $11.6 billion and a total capital level (total debt and stockholders' equity) of approximately $22.4 billion, a decrease of $833 million and an increase of $911 million, respectively, when compared to the corresponding amount at December 31, 1993. The decrease in the outstanding debt level is primarily due to the application of approximately $900 million of net proceeds from the sale of the Series C Depositary Shares to redeem a portion of RJRN's subordinated debentures as discussed below. The increase in the total capital level is primarily due to the sale of the Series C Depositary Shares, offset in part by the use of a portion of the funds provided therefrom for the redemption of a portion of RJRN's subordinated debentures. Holdings' ratio of total debt to stockholders' equity improved to 1.1-to-1 at June 30, 1994 versus 1.4-to-1 at December 31, 1993. RJRN's ratio of total debt to common equity improved to 1.0-to-1 at June 30, 1994 versus 1.3-to-1 at December 31, 1993. In addition, total current liabilities and long-term debt of RJRN's subsidiaries as of June 30, 1994 was approximately $3.5 billion.

        Holdings' effective interest rate on its consolidated long-term debt decreased from 8.4% at December 31, 1993 to 7.6% at June 30, 1994 as a result of the redemption of RJRN's subordinated debentures described below. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.

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

        In addition, management currently is reviewing and expects to continue to review various corporate transactions, including, but not limited to, joint ventures, mergers, acquisitions, divestitures, asset swaps, spin-offs and recapitalizations. Although Holdings has discussed and continues to discuss various transactions with third parties, no assurance may be given that any transaction will be announced or completed. It is possible that Holdings' tobacco and food businesses would be separated should certain of the foregoing transactions be consummated.

        On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares was applied to the redemption of RJRN's subordinated debentures discussed below. The remaining net proceeds may be used for general corporate purposes which may include refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases or redemptions of securities. In addition, such proceeds may be used to facilitate one or more significant corporate transactions as described above. Pending such uses, proceeds are being used to repay indebtedness under the 1991 Credit Agreement and for short-term liquid investments.

        The 1991 Credit Agreement is a $6.5 billion revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability under the 1991 Credit Agreement is reduced by an amount equal to the stated amount of such letters of credit outstanding, by commercial paper borrowings in excess of $1 billion and by amounts borrowed under such facility. At June 30, 1994, approximately $364 million stated amount of letters of credit was outstanding and $1.650 billion was borrowed under the 1991 Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at June 30, 1994 was $4.486 billion.

        Availability under the 1993 Credit Agreement, which matures on April 3, 1995 and provides a back-up line of credit to support domestic commercial paper issuances of up to $1 billion, is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At June 30, 1994, approximately $714 million of domestic commercial paper was outstanding. Accordingly, $286 million was available under the 1993 Credit Agreement at June 30, 1994.

        The aggregate of consolidated indebtedness and interest rate arrangements subject to fluctuating interest rates approximated $3.9 billion at June 30, 1994. This represents a decrease of $1.6 billion from the year-end 1993 level of $5.5 billion, primarily due to Holdings' on-going management of its interest rate exposure.

        Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The Credit Agreements, which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts, or for certain specified purposes, effectively limit the payment of dividends on the Common Stock. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries. The Registrants believe that they are currently in compliance with all covenants and provisions in the Credit Agreements and their other indebtedness.

        Capital expenditures were $270 million for the first six months of 1994. The current level of expenditures planned for 1994 is expected to be in the range of approximately $600 million to $650 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

        On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures, 15% Subordinated Debentures and the 13 1/2% Subordinated Debentures at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of the Series C Depositary Shares completed on May 6, 1994 in connection with the issuance of the Series C Preferred Stock. The redemption resulted in an after-tax extraordinary loss in the second quarter of 1994 of approximately $146 million.

        The amount of cash outlays incurred during the first six months of 1994 in connection with the restructuring program announced in 1993 was primarily offset by the after-tax cash savings realized from the restructuring program during such period.
                                ____________________

PART II

Item 1. Legal Proceedings.

Tobacco-Related Litigation

        As of July 27, 1994, 19 new actions have been filed or served against RJRT and/or its affiliates or indemnitees, including 5 actions purporting to be class actions, and 10 actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. As of July 27, 1994, 46 active cases were pending against RJRT and/or its affiliates or indemnitees, 44 in the United States, one in Puerto Rico and one in Canada. The United States cases are in 18 states and are distributed as follows: 13 in Louisiana, 7 in Texas, 3 in California, 3 in Mississippi, 2 in Alabama, 2 in Florida, 2 in Indiana, 2 in New Jersey, and one each in Illinois, Kansas, Massachusetts, Minnesota, New York, Ohio, South Carolina, Tennessee, Washington and West Virginia. Of the 44 active cases in the United States, 27 are pending in state court and 17 in federal court.

        In March 1994, in Broin v. Philip Morris Companies Inc., et al., a
                          ---------------------------------------------
purported class action against certain tobacco industry defendants, including RJRT, in which flight attendants, claiming to represent a class of 60,000 individuals allege personal injury caused by exposure to environmental tobacco smoke in their workplace, a Florida state intermediate appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations. The appellate court also ordered the trial court to hold further hearings on the class allegations. The defendants have filed a request for review of this ruling by a full panel of judges.

        In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et al., a
                       ------------------------------------------------
purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per each class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

        In March 1994, Castano v. The American Tobacco Company, et al., a
                       -----------------------------------------------
purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers.

        In March 1994, Allman v. Philip Morris, Inc., et al., and Higley v.
                       -------------------------------------      ---------
Philip Morris, Inc., et al., were filed in the United States District Court for
- ---------------------------
the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case.
                                          ------

        In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al. was filed in
                     ----------------------------------------------
Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who were allegedly addicted, to tobacco products. Plaintiffs cite the Florida appellate court reversal in Broin in support of their allegations of
                                    -----
class action status.

        In June 1994, in Moore v. The American Tobacco Company., et al., RJRN
                         ----------------------------------------------
was named along with other industry members as a defendant in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (equity) Court, Jackson County, Mississippi, and which has been removed to the United States District Court for the Southern District of Mississippi, also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts.

        In April 1994, Sparks v. R. J. Reynolds Tobacco Company, et al. was
                       -----------------------------------------------
brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In May 1994, the case was removed to the United States District Court for the Western District of Washington.

        In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., a
                         ------------------------------------------------
lawsuit similar to Sparks pending in California, which is a not class action but which is a suit brought by plaintiffs acting as private attorneys general alleging that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code, the California Supreme Court ruled that plaintiffs' claim was not preempted by the Cigarette Act. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level.

                                _________________

        The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on either of the Registrant's financial position; however, it is possible that the results of operations or cash flows of the Registrants in particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     --------

                 *4.1      Certificate of Elimination of Cumulative Convertible
                           Preferred Stock of RJR Nabisco Holdings Corp., filed July 7,
                           1994.

                 *4.2      Certificate of Amendment of the Amended and Restated
                           Certificate of Incorporation of RJR Nabisco, Inc., filed May
                           13, 1994.

                  4.3      Registrants agree to furnish copies of any
                           instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and
                           Exchange Commission upon request.

                *10.1      Letter Agreement dated June 10, 1994 between Eugene
                           R. Croisant, RJR Nabisco Holdings Corp. and RJR Nabisco, Inc.

                *11.1      RJR Nabisco Holdings Corp. Computation of Earnings
                           Per Share for the three months ended June 30, 1994 and 1993.

                *11.2      RJR Nabisco Holdings Corp. Computation of Earnings
                           Per Share for the six months ended June 30, 1994 and 1993.

                *12.1      RJR Nabisco, Inc. Computation of Ratio of Earnings to
                           Fixed Charges for the six months ended June 30, 1994.

____________________

                    *Filed herewith.

(b)  Reports on Form 8-K
     -------------------

          None.











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





                                                   RJR NABISCO HOLDINGS CORP.
                                                   RJR NABISCO, INC.
                                                    (Registrants)



Date:  August 3, 1994                              /s/ Stephen R. Wilson
                                                   ----------------------------
                                                   Stephen R. Wilson,
                                                   Executive Vice President and
                                                   Chief Financial Officer



                                                   /s/ Robert S. Roath
                                                   ----------------------------
                                                   Robert S. Roath,
                                                   Senior Vice President and
                                                    Controller







                                    EXHIBIT INDEX

   Exhibit No.                                                          Page
   -----------                                                          ----


      4.1    Certificate  of  Elimination of Cumulative Convertible
             Preferred Stock of RJR Nabisco  Holdings  Corp., filed
             July 7, 1994.

      4.2    Certificate of Amendment of the  Amended and  Restated
             Certificate of Incorporation of RJR Nabisco, Inc., filed May 13, 1994.

      4.3    Registrants   agree   to   furnish   copies   of   any
             instruments  defining the  rights of holders  of long-
             term debt of  the Registrants  and their  consolidated
             subsidiaries that  does not exceed  10 percent of  the
             total   assets   of   the   Registrants   and    their
             consolidated  subsidiaries   to  the  Securities   and
             Exchange Commission upon request.

     10.1    Letter Agreement dated  June 10,  1994 between  Eugene
             R.  Croisant,  RJR  Nabisco  Holdings  Corp.  and  RJR
             Nabisco, Inc.

     11.1    RJR  Nabisco  Holdings Corp.  Computation of  Earnings
             Per Share  for the  three months ended  June 30,  1994
             and 1993.

     11.2    RJR  Nabisco  Holdings Corp.  Computation of  Earnings
             Per Share for the six months ended June 30, 1994 and 1993.

     12.1    RJR Nabisco, Inc. Computation of Ratio of Earnings  to
             Fixed Charges for the six months ended June 30,1994.





