Form 10-Q
period 1994-09-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1994-11-02
CIK 847903, 83612

Draft of 10/31/94



- ------------------------------------------------------------------------------

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

- ------------------------------------------------------------------------------



                                         FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended September 30, 1994



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

          Indicate the number of shares outstanding of each of the Registrants' classes of common stock as of the latest practicable date: September 30, 1994:

              RJR Nabisco Holdings Corp.:    1,147,648,192  shares of  common
              stock, par value $.01 per share
              RJR Nabisco,  Inc.:   3,021.86513 shares  of common stock,  par
              value $1,000 per share

          RJR Nabisco, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                                              INDEX


        PART I - FINANCIAL INFORMATION                                                                             Page

        Item 1.     Financial Statements

                    Consolidated Condensed Statements of Income - Three Months
                        Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

                    Consolidated Condensed Statements of Income - Nine Months
                        Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

                    Consolidated Condensed Statements of Cash Flows - Nine Months
                        Ended September 30, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                    Consolidated Condensed Balance Sheets - September 30, 1994
                        and December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                    Notes to Consolidated Condensed Financial Statements  . . . . . . . . . . . . . . . . . . . . .   5-13

        Item 2.     Management's Discussion and Analysis of Financial
                        Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14-24


        PART II - OTHER INFORMATION

        Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25-28

        Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29

        Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

           PART I
           ------
           Item 1.   Financial Statements.
                     RJR Nabisco Holdings Corp.
                     RJR Nabisco, Inc.


                                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                              (Dollars in Millions Except Per Share Amounts)

                                                                           Three Months              Three  Months
                                                                              Ended                       Ended
                                                                         September 30, 1994         September 30, 1993
                                                                         -------------------        -------------------
                                                                         Holdings        RJRN       Holdings        RJRN
                                                                         ----------      ----       ---------       ----
Net sales*                                                               $    3,966  $   3,966       $   3,598  $   3,598
                                                                         ----------  ---------       ---------  ---------
Costs and expenses (Note 1) *:
   Cost of products sold                                                      1,815      1,815           1,649      1,649
   Selling, advertising, administrative and general expenses                  1,316      1,313           1,362      1,359
   Amortization of trademarks and goodwill                                      157        157             156        156
                                                                         ----------  ---------       ---------  ---------
       Operating income                                                         678        681             431        434
Interest and debt expense (Note 5)                                             (240)      (240)           (290)      (290)
Other income (expense), net                                                     (38)       (39)             (8)        (9)
                                                                         ----------  ---------       ---------  ---------
       Income before income taxes                                               400        402             133        135
Provision for income taxes                                                      184        185              59         60
                                                                         ----------  ---------       ---------  ---------
       Income before extraordinary item                                         216        217              74         75
Extraordinary item - gain on early extinguishments of
  debt, net of income taxes (Note 4)                                              -          -               2          2
                                                                         ----------  ---------       ---------  ---------
       Net income                                                               216        217              76         77
Less preferred stock dividends                                                   33          -              20          -
                                                                         ----------  ---------       ---------  ---------
       Net income applicable to common stock                             $      183  $     217       $      56  $      77
                                                                         ==========  =========       =========  =========

Net income per common and common equivalent share:
  Income before extraordinary item                                       $      .11                   $    .04
  Extraordinary item                                                              -                          -
                                                                         ----------                   --------
       Net income                                                        $      .11                   $    .04
                                                                         ==========                   ========

Dividends per share of Series A Preferred Stock (Note 8)                 $     .835                   $   .835
                                                                         ==========                   ========
Dividends per share of Series C Preferred Stock (Note 8)                 $    1.503                   $      -
                                                                         ==========                   ========

Average number of common and common equivalent
  shares outstanding (in thousands) (Note 2)                              1,632,590                  1,350,485
                                                                         ==========                  =========

_____________________
* Excludes excise taxes of $931 million and $914 million for the three months ended
  September 30, 1994 and 1993, respectively.

                    See Notes to Consolidated Condensed Financial Statements

                                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                             (Dollars in Millions Except Per Share Amounts)


                                                                                Nine Months             Nine Months
                                                                                   Ended                   Ended
                                                                            September 30, 1994     September 30, 1993
                                                                           ------------------- ----------------------
                                                                           Holdings        RJRN    Holdings        RJRN
                                                                           --------        ----    --------        ----
           Net sales*  . . . . . . . . . . . . . . . . . . . . . . . .      $ 11,322   $ 11,322     $ 11,053   $ 11,053
                                                                            --------   --------     --------   --------
           Costs and expenses (Note 1)*:
              Cost of products sold  . . . . . . . . . . . . . . . . .         5,079      5,079        4,709      4,709
              Selling, advertising, administrative and general expenses        3,789      3,780        4,182      4,173
              Amortization of trademarks and goodwill  . . . . . . . .           469        469          466        466
                                                                          ---------- ----------    --------- ----------
                 Operating income  . . . . . . . . . . . . . . . . . .         1,985      1,994        1,696      1,705
           Interest and debt expense (Note 5)  . . . . . . . . . . . .          (828)      (828)        (910)      (887)
           Other income (expense), net . . . . . . . . . . . . . . . .           (81)       (92)          (4)       (27)
                                                                          ---------- ----------    --------- ----------
                 Income before income taxes  . . . . . . . . . . . . .         1,076      1,074          782        791
           Provision for income taxes  . . . . . . . . . . . . . . . .           474        474          356        360
                                                                          ---------- ----------    --------- ----------
                 Income before extraordinary item  . . . . . . . . . .           602        600          426        431
           Extraordinary item - loss on early extinguishments of
             debt, net of income taxes (Note 4)  . . . . . . . . . . .          (145)      (145)        (110)      (103)
                                                                          ---------- ----------    --------- ----------
                 Net income  . . . . . . . . . . . . . . . . . . . . .           457        455          316        328
           Less preferred stock dividends  . . . . . . . . . . . . . .            98          -           33          -
                                                                          ---------- ----------    --------- -----------
                 Net income applicable to common stock . . . . . . . .   $       359 $      455   $      283 $      328
                                                                         =========== ==========   ========== ==========
           Net income (loss) per common and common equivalent share:
             Income before extraordinary item  . . . . . . . . . . . .   $       .33              $      .29
             Extraordinary item  . . . . . . . . . . . . . . . . . . .          (.10)                 (  .08)
                                                                         -----------              ----------
                 Net income  . . . . . . . . . . . . . . . . . . . . .   $       .23              $      .21
                                                                         ===========              ==========

           Dividends per share of Series A Preferred Stock (Note 8)  .   $     2.505              $    2.505
                                                                         ===========              ==========

           Dividends per share of Series C Preferred Stock (Note 8)  .   $     2.438              $        -
                                                                         ===========              ==========

           Average number of common and common equivalent
             shares outstanding (in thousands) (Note 2)  . . . . . . .     1,505,837               1,353,638
                                                                           ---------               ---------

           ____________________
           *Excludes excise taxes of $2.670 billion and $2.695 billion for the nine months ended September 30, 1994 and
             1993, respectively.

                      See Notes to Consolidated Condensed Financial Statements

                                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                          (Dollars in Millions)




                                                                                Nine Months             Nine Months
                                                                                   Ended                   Ended
                                                                            September 30, 1994     September 30, 1993
                                                                           ------------------- ----------------------
                                                                           Holdings        RJRN    Holdings        RJRN
                                                                           --------        ----    --------        ----
           Net cash flows from operating activities (Note 6) . . . . .     $    1,410  $   1,533   $      887  $     676
                                                                           ----------  ---------   ----------  ---------
           Cash flows from (used in) investing activities:
              Capital expenditures . . . . . . . . . . . . . . . . . .           (441)      (441)        (392)      (392)
              Proceeds from dispositions of businesses . . . . . . . .              -          -          451        451
              Acquisition of businesses  . . . . . . . . . . . . . . .
                                                                                 (418)      (418)        (159)      (159)
              Other, net . . . . . . . . . . . . . . . . . . . . . . .             14         14           21         21
                                                                           ----------  ---------   ----------  ---------
                 Net cash flows used in investing activities . . . . .           (845)      (845)         (79)       (79)
                                                                           ----------  ---------   ----------  ---------
           Cash flows from (used in) financing activities:
              Net borrowings (repayments) under the Credit Agreements           1,141      1,141       (2,386)    (2,386)
              Net proceeds from the issuance (repayments) of
                 commercial paper  . . . . . . . . . . . . . . . . . .           (155)      (155)         651        651
              Proceeds from issuance of other long-term debt . . . . .             15         15        1,966      1,966
              Repayments of other long-term debt . . . . . . . . . . .         (2,526)    (2,526)      (1,825)    (1,277)
              Financing and advisory fees paid . . . . . . . . . . . .            (57)        (3)         (48)        (9)
              Increase (decrease) in notes payable . . . . . . . . . .            (63)       (63)          73         73
              Proceeds from issuance of common stock . . . . . . . . .             29          -            8          -
              Proceeds from issuance of Series B Preferred Stock . . .              -          -        1,250          -
              Proceeds from issuance of Series C Preferred Stock . . .          1,734          -            -          -
              Issuance of common stock to parent . . . . . . . . . . .              -      1,680            -          -
              Dividends paid on Series A and Series C Preferred Stock.           (176)         -         (132)         -
              Dividends paid on Series B Preferred Stock . . . . . . .            (87)         -            -          -
              Other dividends paid . . . . . . . .. . .  . . . . . . .            (19)         -          (28)         -
              Dividends paid to parent . . . . . . . . . . . . . . . .              -        (39)           -        (47)
              Other, net . . . . . . . . . . . . . . . . . . . . . . .             34       (297)          61        371
                                                                           ----------  ---------   ----------  ---------
                 Net cash flows used in financing activities . . . . .           (130)      (247)        (410)      (658)
                                                                           ----------  ---------   ----------  ---------
           Effect of exchange rate changes on cash and cash equivalents            (3)        (3)          (7)        (7)
                                                                           ----------  ---------   ----------  ---------
                 Net change in cash and cash equivalents . . . . . . .            432        438          391        (68)
           Cash and cash equivalents at beginning of period  . . . . .            215        205           99         96
                                                                           ----------  ---------   ----------  ---------
           Cash and cash equivalents at end of period  . . . . . . . .     $      647  $     643   $      490  $      28
                                                                           ==========  =========   ==========  =========

                       See Notes to Consolidated Condensed Financial Statements

                                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                                          (Dollars in Millions)

                                                                   September 30, 1994         December 31, 1993
                                                                  -------------------    ----------------------
                                                                  Holdings        RJRN      Holdings        RJRN
                                                                  --------        ----      --------        ----
           ASSETS
           Current assets:
              Cash and cash equivalents  . . . . . . . . . . . . .$        647   $      643  $      215  $       205
              Accounts and notes receivable, net . . . . . . . . .       1,107        1,107         856          847
              Inventories (Note 3) . . . . . . . . . . . . . . . .       2,504        2,504       2,700        2,700
              Prepaid expenses and excise taxes  . . . . . . . . .         414          414         374          374
                                                                  ------------   ---------- -----------  -----------
                Total current assets . . . . . . . . . . . . . . .       4,672        4,668       4,145        4,126
                                                                  ------------   ---------- -----------  -----------
           Property, plant and equipment - at cost . . . . . . . .       7,710        7,710       7,166        7,166
           Less accumulated depreciation . . . . . . . . . . . . .      (2,281)      (2,281)     (1,998)      (1,998)
                                                                  ------------   ---------  ----------   ----------
              Net property, plant and equipment  . . . . . . . . .       5,429        5,429       5,168        5,168
           Trademarks, net . . . . . . . . . . . . . . . . . . . .       8,573        8,573       8,727        8,727
           Goodwill, net . . . . . . . . . . . . . . . . . . . . .      12,761       12,761      12,851       12,851
           Other assets and deferred charges . . . . . . . . . . .         416          415         404          400
                                                                  ------------   ----------  ----------  -----------
                                                                  $     31,851   $   31,846  $   31,295  $    31,272
                                                                  ============   ==========  ==========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           Current liabilities:
              Notes payable  . . . . . . . . . . . . . . . . . . .$        229   $      229  $      301  $       301
              Accounts payable . . . . . . . . . . . . . . . . . .         469          469         515          515
              Accrued liabilities  . . . . . . . . . . . . . . . .       2,646        2,588       2,751        2,705
              Current maturities of long-term debt (Notes 5) . . .         613          613         142          142
              Income taxes accrued . . . . . . . . . . . . . . . .         357          357         234          234
                                                                    ----------   ----------  ----------   ----------
                Total current liabilities  . . . . . . . . . . . .       4,314        4,256       3,943        3,897
                                                                  ------------   ----------  ----------   ----------
           Long-term debt (less current maturities) (Notes 5 and 9)     10,363       10,363      12,005       12,005
           Other noncurrent liabilities  . . . . . . . . . . . . .       2,534        2,218       2,503        2,353
           Deferred income taxes . . . . . . . . . . . . . . . . .       3,683        3,610       3,774        3,701
           Commitments and contingencies (Note 7)
           Stockholders' equity (Notes 8 and 9):
              ESOP convertible preferred stock (15,412,250 shares
                issued and outstanding at September 30, 1994)  . .         247            -         249            -
              Series A convertible preferred stock (52,500,000
                 shares issued and outstanding at September 30,
                 1994) . . . . . . . . . . . . . . . . . . . . . .           2            -           2            -
              Series B preferred stock (50,000 shares issued and
                outstanding at September 30, 1994) . . . . . . . .       1,250            -       1,250            -
              Series C convertible preferred stock (26,675,000
                   shares issued and outstanding at September 30,
                   1994) . . . . . . . . . . . . . . . . . . . . .           3            -           -            -
              Common stock (1,147,648,192 shares issued and
                outstanding at September 30, 1994) . . . . . . . .          11            -          11            -
              Paid-in capital  . . . . . . . . . . . . . . . . . .      10,214       11,519       8,778        9,877
              Retained earnings (accumulated deficit)  . . . . . .        (427)          (4)       (883)        (459)
              Receivable from ESOP . . . . . . . . . . . . . . . .        (190)            -       (211)            -
              Other stockholders' equity . . . . . . . . . . . . .        (153)        (116)       (126)        (102)
                                                                  ------------   ----------  ----------   ----------
                Total stockholders' equity . . . . . . . . . . . .      10,957       11,399       9,070        9,316
                                                                  ------------   ----------  ----------   ----------
                                                                    $   31,851    $  31,846   $  31,295   $   31,272
                                                                  ============   ==========  ==========  ===========

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

     During the first quarter of 1994, Holdings' net income was increased by a $20 million after-tax net benefit consisting of a pre-tax credit of $43 million ($41 million after-tax) related to the return of excess assets held in a trust established to fund certain payments related to employee compensation arrangements and a pre-tax charge of $32 million ($21 million after-tax) related to the settlement of certain benefits under a Supplemental Executive Retirement Plan maintained by Holdings.

   Note 2 - Earnings Per Share

     Earnings per share is based on the weighted average number of shares of Holdings' common stock, par value $.01 per share, ("Common Stock"), $.835 Depositary Shares ("Series A Depositary Shares") and Series C Depositary Shares ("Series C Depositary Shares") outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive options. Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be converted. Accordingly, Holdings' earnings per share and fully diluted earnings per share are the same.


   Note 3 - Inventories

     The major classes of inventory are shown in the table below:

                                                                                    September 30, 1994    December 31, 1993
                                                                                    ------------------    -----------------
                            Finished products . . . . . . . .                            $     835           $       771
                            Leaf tobacco  . . . . . . . . . .                                1,152                 1,458
                            Raw materials . . . . . . . . . .                                  197                   208
                            Other . . . . . . . . . . . . . .                                  320                   263
                                                                                       -----------           -----------
                                                                                         $   2,504           $     2,700
                                                                                         =========           ===========

        Note 4 - Extraordinary Item

          The early extinguishments of debt of Holdings and RJRN resulted in the following extraordinary losses (gain):

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                         ---------------------------------------    ----------------------------------------
                                                      1994                  1993                  1994                  1993
                                         -------------------  --------------------  --------------------  --------------------
                                         Holdings     RJRN    Holdings     RJRN     Holdings     RJRN     Holdings     RJRN
                                         --------     ----    --------     ----     --------     ----     --------     ----
       Cash paid in excess of the net
       carrying amount (book value)
       of debt extinguished              $      -   $      -  $      -     $   -    $ 206        $ 206    $ 160        $ 150
       Write-off of debt issuance
       costs                                    -          -         -         -       17           17        9            9
                                         --------   --------  ---------    ------   -----        -----    -----        -----
       Extraordinary item  -  loss  on
       early extinguishments
       of debt before income
       taxes                                    -          -         -         -      223          223      169          159
       Benefit for income taxes*                -          -        (2)       (2)     (78)         (78)     (59)         (56)
                                         --------   --------  ---------    ------   -----        -----    -----        -----
       Extraordinary item - loss
       (gain) on early
       extinguishments
       of debt,
       net of income taxes               $      -   $     -   $     (2)    $  (2)   $ 145        $ 145    $ 110        $ 103
                                         ========   ========  =========    ======   =====        =====    =====        =====
    __________________
        *The benefit for income taxes for the three months ended September 30, 1993 reflects the increase in federal corporate income tax rates to 35%  from 34% on the year-to-date extraordinary losses.

          Note 5 - Long-term Debt and Interest and Debt Expense

            Long-term debt consisted of the following:

                                                September 30, 1994   December 31, 1993
                                                ------------------   -----------------
        Debentures and notes                      $     8,056              $    8,095
        Foreign currency debt                             510                     595
        Revolving credit facility                         950                     328
        Commercial paper                                  758                     913
        Other indebtedness                                602                     266
        Subordinated debentures and notes:
           Subordinated debentures                          -                     280
           Subordinated discount debentures                 -                   1,393
           Other subordinated indebtedness                100                     277

        Less current maturities                          (613)                   (142)
                                                  ------------             ----------
                                                  $    10,363              $   12,005
                                                  ===========              ==========

           Consolidated interest and debt expense for Holdings consisted of the following:

                                                                                Three Months           Nine Months
                                                                                    Ended                Ended
                                                                               September 30,           September 30,
                                                                              ---------------          ---------------
                                                                              1994       1993          1994      1993
                                                                              ----       ----          ----      ----
    Cash interest . . . . . . . . . . . . . . . . . . .                       $ 233      $ 225         $ 715     $ 679
    Non-cash interest and debt expense  . . . . . . . .                           7         65           113       231
                                                                              -----      -----         -----     -----
                                                                              $ 240      $ 290         $ 828     $ 910
                                                                              =====      =====         =====     =====

          Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its domestic commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under RJRN's $6.5 billion revolving credit facility (as amended from time to time, the "1991 Credit Agreement"), commercial paper borrowings of $758 million have been included in "Long-term debt" as of September 30, 1994.

          On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"), the 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 (the "15% Subordinated Debentures") and the 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures") at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of 266,750,000 Series C Depositary Shares completed on May 6, 1994 in connection with the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

          Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The 1991 Credit Agreement, together with RJRN's $1 billion revolving credit facility (as amended from time to time, the "1993 Credit Agreement" and together with the 1991 Credit Agreement, the "Credit Agreements"), which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts or for certain specified purposes, effectively limit the payment of dividends on the Common Stock and preferred stock of Holdings. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries. See Note 9 to the Consolidated Condensed Financial Statements for information on certain issues of debt securities that RJRN has called for redemption or plans to redeem.

   Note 6 - Supplemental Cash Flows Information

     A reconciliation of net income to net cash flows from operating activities follows:

                                                                       Nine Months             Nine Months
                                                                          Ended                   Ended
                                                                   September 30, 1994     September 30, 1993
                                                                  ------------------- ----------------------
                                                                  Holdings        RJRN    Holdings        RJRN
                                                                  --------        ----    --------        ----
    Cash flows from (used in) operating activities:
      Net income                                                  $     457    $   455    $     316  $     328
                                                                  ---------    ---------  ---------  ---------
      Adjustments to reconcile net income to cash flows
       from operating activities:
      Depreciation of property, plant and equipment . . . .             332        332          327        327
      Amortization (principally intangibles)  . . . . . . .             521        521          524        524
      Deferred income tax benefit . . . . . . . . . . . . .             (53)      (117)        (162)      (165)
      Non-cash interest and debt expense  . . . . . . . . .             113        113          231        208
      Extraordinary item - loss on early
      extinguishments of debt before income taxes . . . . .             223        223          169        159
      Changes in working capital items, net . . . . . . . .            (127)        67         (374)      (593)
      Other, net  . . . . . . . . . . . . . . . . . . . . .             (56)       (61)        (144)      (112)
                                                                  ---------    ---------  ---------  ---------
            Total adjustments . . . . . . . . . . . . . . .             953      1,078          571        348
                                                                  ---------    ---------  ---------  ---------
    Net cash flows from operating activities                      $   1,410    $ 1,533    $     887  $     676
                                                                  =========    =========  =========  =========

   Note 7 - Contingencies

   Tobacco - Related Litigation

     Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1993, 16 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 18 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees. A total of 35 such actions in the United States, one in Puerto Rico and one against RJRT's Canadian subsidiary were pending on December 31, 1993. As of October 31, 1994, 50 active cases were pending against RJRT and/or its affiliates or indemnitees, 49 in the United States and one in Canada. Four of the 49 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Seven of the active cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and parents claiming that the Joe Camel advertising constitutes an unfair trade practice.

     The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts totaling many millions of dollars, are specifically pleaded in 23 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal
   Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et. al., which
                           -----------------------------------------
   award was overturned on appeal and the case was subsequently dismissed.

          On June 24, 1992, the United States Supreme Court in Cipollone held
                                                               ---------
        that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to
                                                         ---------
        other cases must await rulings in those cases.

          Certain legislation proposed in recent years in Congress, among other things, would eliminate any such preemptive effect on common law damage actions for personal injuries. RJRT is unable to predict whether such legislation will be enacted and, if so, in what form, or whether such legislation would be intended by Congress to apply retroactively. The passage of such legislation could increase the number of cases filed against cigarette manufacturers, including RJRT.

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

          In March 1994, in Broin v. Philip Morris Companies Inc., et al., a
                            ---------------------------------------------
        purported class action against certain tobacco industry defendants, including RJRT, in which flight attendants, claiming to represent a class of 60,000 individuals allege personal injury caused by exposure to environmental tobacco smoke in their workplace, a Florida state intermediate appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations. The appellate court also ordered the trial court to hold further hearings on the class allegations. The defendants' request for review of this ruling by a full panel of judges was denied and the defendants are seeking review by the Florida Supreme Court.

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

          In March 1994, Castano v. The American Tobacco Company, et al., a
                         -----------------------------------------------
        purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class will be argued on November 16, 1994.

          In March 1994, Allman v. Philip Morris, Inc., et al. and Higley v.
                         -------------------------------------     ---------
        Philip Morris, Inc., et al. were filed in the United States District
        ---------------------------
        Court for the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced and Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case. On September 28, 1994, the court granted the defendants'
        ------
        motion to dismiss the remaining case with prejudice. Plaintiffs have filed a notice of appeal.

          In April 1994, Sparks v. R.J. Reynolds Tobacco Company, et al. was
                         -----------------------------------------------
        brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In May 1994, the case was removed to the United States District Court for the Western District of Washington. Defendants' motion to dismiss the case on preemption grounds is scheduled for November 3, 1994.

          In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al. was filed
                       ----------------------------------------------
        in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. Plaintiffs cite the Florida appellate court reversal in Broin in support of their allegations of
                                    -----
        class action status. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants will appeal that ruling to the Florida District Court of Appeals.

          In June 1994, in Moore v. The American Tobacco Company, et al., RJRN
                           ---------------------------------------------
        and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (equity) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court and plaintiff's motion to strike certain defenses are scheduled for December 19, 1994.

          In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., a
                           ------------------------------------------------
        lawsuit similar to Sparks pending in California, which is not a class
                           ------
        action but which is a suit brought by plaintiffs acting as private attorneys general alleging that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code, the California Supreme Court ruled that plaintiffs' claim was not preempted by the Cigarette Act. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. On September 28, 1994, the defendants in this case filed a Petition for Certiorari to the United States Supreme Court.

          In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et al.,
                                         ----------------------------------
        alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and seeks injunctive relief and money damages, trebled for violations of the state antitrust law.

          In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN, and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company,
                                        -----------------------------------
        et al., is similar to those previously filed in Mississippi and
        ------
        Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. As of October 31, 1994, RJRT and RJRN had not yet been served with a copy of the complaint.

          In September 1994, Granier v. American Tobacco Company, et al., a
                             -------------------------------------------
        purported class action apparently patterned after the Castano case, was
                                                              -------
        filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers.

        Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT and its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.
     ---------

     Other Litigation

        In September 1994, six putative class and derivative actions were filed by purported Holdings' stockholders in the Court of Chancery of the State of Delaware in and for New Castle County against members of Holdings'
     Board of Directors, KKR and Holdings, as nominal defendant, challenging the proposed acquisition by Holdings of an interest in Borden, Inc. ("Borden"). These actions, entitled Mushala v. Greeniaus, et al., C.A.
                                          ----------------------------
     No. 13738; Leffler v. Greeniaus, et al., C.A. No. 13751; Schreiber
                ----------------------------                  ---------
     v. Greeniaus, et al., C.A. No. 13749; Malloy v. Greeniaus, et al.,
     --------------------                  ---------------------------
     C.A. No. 13748; Alessi v. Greeniaus, et al., C.A. No. 13750; and
                     ---------------------------
     Schwartz v. Greeniaus, et al., C.A. No. 13758 (collectively, the
     -----------------------------
     "Class and Derivative Complaints"), allege, among other things, that the agreement in principle for Holdings to purchase a 20% stake in Borden constitutes a breach of fiduciary duty and waste of corporate assets in that the price paid by Holdings for its Borden stake is inflated because it includes a control premium and that the issuance of new Holdings'
     Common Stock will substantially dilute the cash value and shareholdings of the noncontrolling public stockholders of Holdings. The Class and Derivative Complaints seek preliminary and permanent relief, including declaratory relief, a preliminary injunction, rescission, damages and attorneys' fees and costs. The plaintiff in the Mushala case has filed
                                                      -------
     a First Request for Production of Documents.

        On or about September 20, 1994, an additional putative class and derivative action, entitled Debora v. Greeniaus, et al., C.A. No.
                                 ---------------------------
     13755, was brought in the Court of Chancery of the State of Delaware in and for New Castle County by a purported holder of Series A Depositary Shares of Holdings. The Debora action names the same defendants and
                             ------
     contains the same allegations and prayers for relief as the Class and Derivative Complaints.

        On or about September 13, 1994, a putative shareholder's derivative complaint, entitled Shingala v. Harper, et al., C.A. No. 13739, was filed
                         --------------------------
     in the Court of Chancery of the State of Delaware in and for New Castle County by a putative Holdings shareholder against Borden, Holdings and members of the Board of Directors of Holdings alleging, among other things, that the proposed acquisition by Holdings of a stake in Borden constitutes a breach of the fiduciary duty of loyalty of Holdings' Board of Directors and waste of corporate assets because the purpose of the Borden transaction is solely to benefit KKR and serves no legitimate business purpose of Holdings, and that Holdings has been required to participate in the trasaction due to KKR's domination and effective control of the
     Holdings' Board.  The Shingala complaint seeks an injunction of the Borden
                           --------
     transaction, damages, and attorneys' fees.

        On or about September 26, 1994, an additional putative shareholder's derivative complaint, entitled Kahn v. Kohlberg Kravis Roberts & Co.,
                                    --------------------------------------
     et al., C.A. No. 13767, was filed in the Court of Chancery for the State
     ------
     of Delaware in and for New Castle County by a purported holder of Common Stock and Series A Depositary Shares of Holdings. This action is against KKR, KKR Associates, Holdings and members of the Holdings Board of Directors who are also partners or associates of KKR and alleges, among other things, breach of an investment banking services contract between KKR and Holdings, breach of fiduciary duty based on a violation of the corporate opportunity doctrine and waste of corporate assets. The complaint seeks declaratory relief, damages, expenses and attorneys' fees.

        On October 24, 1994, counsel for plaintiffs in the nine actions described above submitted a proposed order to the Court of Chancery that, if approved, would consolidate the actions.

        See Note 9 to the Consolidated Condensed Financial Statements for information concerning the termination of the agreement in principle between Holdings and KKR relating to a proposed investment in Borden.

                                ---------------------

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

Note 8 - Stockholders' Equity

  Retained earnings (accumulated deficit) at September 30, 1994 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $3.485 billion.

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

  On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000
Series C Depositary Shares at $6.50 per depositary share.  Approximately
$900 million of the net proceeds from the sale of the Series C
Depositary Shares was applied to the redemption of RJRN's subordinated debentures on May 15, 1994 discussed in Note 5 to the Consolidated
Condensed Financial Statements. The remaining net proceeds are expected to be used to fund the redemption of certain debt issues as discussed in Note 9 to the Consolidated Condensed Financial Statements. Pending such use, proceeds are being used to repay indebtedness under the 1991 Credit
Agreement and for short-term liquid investments.

Note 9 - Subsequent Events

  On October 5, 1994, Holdings filed a registration statement on Form
S-4 with the Securities and Exchange Commission (the "Comission") with respect to 353,680,264 shares of Common Stock held by certain partnerships affiliated with Kohlberg Kravis Roberts & Co., L.P. ("KKR"), pursuant to the terms of a Registration Rights Agreement between Holdings and one of such partnerships dated as of July 15, 1990 and a Registration Rights Agreement among Holdings, certain affiliates of KKR and others dated as of February 9, 1989. The registration statement relates to a proposed offer to exchange shares of Holdings Common Stock for all of the outstanding shares of Borden.

  On October 28, 1994, Nabisco Holdings Corp. (hereinafter referred to in this Note 9 as "Nabisco") filed a registration statement with the Commission for the initial public offering of 45 million shares of its Class A Common Stock (51.75 million shares if the underwriters' over-allotment options are exercised in full). For purposes of the filing, the initial offering price was estimated to be between $23 and $26 per share. Upon completion of the proposed public offering, Holdings would beneficially own 100% of Nabisco's outstanding Class B Common Stock, which would represent approximately 82.6% of the economic interest in Nabisco (80.5% if the underwriters' over-allotment options are exercised in full). Holders of Class A Common Stock of Nabisco generally would have identical rights to holders of Class B Common Stock except that holders of Class A Common Stock would be entitled to one vote per share while holders of Class B Common Stock would be entitled to ten votes per share on all matters submitted to a vote of stockholders. The registration statement has not become effective and there can be no assurance that such offering will be consummated.

  The initial public offering of shares of Nabisco is part of a broader proposed initiative of Holdings designed to reduce consolidated debt of Holdings by approximately $1 billion and establish a separately traded common stock for Nabisco. After completion of the proposed public offering, Holdings would anticipate commencing a quarterly cash dividend on its common stock of $.075 per share or $.30 per share on an annualized basis. The proposed transactions are subject to the approval of lenders under RJRN's bank credit facilities.

  At the time of the proposed public offering, Nabisco is expected to have approximately $4.2 billion of intercompany debt and approximately $1.3 billion of borrowings under a short-term bank credit agreement. The net proceeds of the proposed public offering will be used by Nabisco to repay a portion of the borrowings under its bank facility.

  As part of the initiative, RJRN has called for redemption four issues of debt securities. The securities are $1.5 billion of 10 1/2% Senior Notes due 1998; $373.5 million of 8 3/8% Sinking Fund Debentures due 2017; approximately $24.8 million of 7 3/8% Sinking Fund Debentures due 2001; and $100 million of 13 1/2% Subordinated Debentures. The redemption date for the 10 1/2%
Senior Notes due 1998, the 8 3/8 % Sinking Fund Debentures due 2017 and the 7 3/8% Sinking Fund Debentures due 2001 is November 30, 1994. The redemption date for the 13 1/2% Subordinated Debentures is December 2, 1994. The redemption price for the 10 1/2% Senior Notes due 1998 is 100 percent of the principal amount of each note, plus accrued interest and an applicable premium. The premium is equal to the excess of the present value of the required interest and principal payments due on each note, computed using a discount rate equal to a defined treasury rate plus 50 basis points, over the outstanding principal amount of such note. The amount of the premium will be set no later than November 28, 1994. The redemption price for the 8 3/8% Sinking Fund Debentures due 2017 is equal to $1,054.44 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 7 3/8% Sinking Fund Debentures due 2001 is equal to $1,005.60 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 13 1/2% Subordinated Debentures is equal to $1,067.50 plus accrued interest for each $1,000 principal amount of debentures. RJRN expects to fund these redemptions with borrowings under its existing credit facilities, proceeds from Holdings' Series C Preferred Stock offering completed on May 6, 1994 and internally generated cash flow.

  Upon completion of the proposed public offering of Nabisco, RJRN may seek to restructure approximately $6 billion of its domestic publicly held debt which currently limits the ability of Nabisco to incur long-term debt other than intercompany debt. The restructuring, which would require consent of public debtholders and lenders under bank facilities, may include one or more offers to exchange Nabisco debt securities for a portion of such debt. The goal of the exchange offers would be to permit Nabisco to establish long-term borrowing capacity independent of its parent and to reduce intercompany debt. No assurance can be given that RJRN will seek to restructure its debt or that any such restructuring will be consummated.

  The Board of Directors of Holdings has adopted, or is expected to adopt, certain polices which would become effective upon the closing of the Nabisco initial public offering. One policy would provide that Holdings would limit, until December 31, 1998, the aggregate amount of cash dividends on its capital stock. Under this policy, during that period Holdings would not pay any extraordinary cash dividends and would limit the amount of its cash dividends, cash distributions and repurchases for cash of capital stock and subordinated debt to an amount equal to the sum of $500 million plus (i) 65% of Holdings' cumulative consolidated net income before extraordinary gains or losses and restructuring charges and (ii) net cash proceeds from the sale of capital stock of Holdings or its subsidiaries (other than proceeds from the Nabisco initial public offering) to the extent used to repay, purchase or redeem debt or preferred stock. The Board is expected to adopt a policy limiting the amount by which such net cash proceeds from sales of capital stock may increase the amount available for cash dividends by Holdings to up to $250 million in any year. Another policy would provide that Holdings would not declare a dividend or distribution to its stockholders of the shares of capital stock of a subsidiary before December 31, 1996. The Board of Directors of Holdings is also expected to adopt a policy that it would not make such a distribution prior to December 31, 1998 if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly held senior indebtedness of the distributed company would not be rated investment grade. There is no assurance that any such distribution will take place. The Board of Directors of Holdings is also expected to adopt policies providing that an amount equal to the net cash proceeds from any issuance and sale of equity by Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business. In addition, the Board of Directors of Holdings is expected to adopt a policy that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

  Holdings has been unable to reach a definitive agreement for the transaction contemplated by its agreement in principle with KKR to acquire a minority interest in Borden, as announced on September 12, 1994. That announcement indicated that, following KKR's successful acquisition of Borden, Holdings would issue to Borden approximately $500 million of newly issued common shares of Holdings for newly issued Borden shares representing a 20% pro forma interest in Borden and a warrant to acquire an additional 10% pro forma interest in Borden. The inability to reach agreement resulted from various complexities affecting the transaction, including certain accounting issues. Holdings may in the future explore a basis on which it or its Nabisco subsidiary may acquire a minority equity interest in Borden in exchange for common stock of Holdings. However, Holdings is not currently engaged in any such negotiations, and there is no assurance that Holdings will seek to pursue any such negotiations or that any such negotiations will be successful.

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

        Results of Operations

          Summarized financial data for Holdings is as follows:

                                                        Three Months                                 Nine Months
                                                           Ended                                       Ended
                                                        September 30,                              September 30,
                                                 ----------------------------              ----------------------------------
         (Dollars in Millions)                    1994        1993       % Change           1994          1993        % Change
                                                  ----        ----       --------           ----          ----        ---------
        Net Sales:

        RJRT  . . . . . . . . . . . . . . .      $ 1,179    $ 1,122          5%             $  3,495   $   3,858         (9)%
        Tobacco International . . . . . . .          836        748         12                 2,275       2,146          6
                                                 -------    -------                          -------    --------
        Total Tobacco . . . . . . . . . . .        2,015      1,870          8                 5,770       6,004         (4)
        Total Food  . . . . . . . . . . . .        1,951      1,728         13                 5,552       5,049         10
                                                 -------    -------                          -------    --------
                                                 $ 3,966    $ 3,598         10               $11,322    $ 11,053          2
                                                 =======    =======                          =======    ========


        Operating Company Contribution*:

        RJRT  . . . . . . . . . . . . . . .      $   382    $   201         90%              $ 1,175    $  1,070         10%
        Tobacco International . . . . . . .          205        181         14                   557         486         15
                                                 -------    -------                          -------    --------
        Total Tobacco . . . . . . . . . . .          587        382         54                 1,732       1,556         11
        Total Food  . . . . . . . . . . . .          285        230         24                   797         687         16
        Headquarters  . . . . . . . . . . .          (37)       (25)       (48)                  (75)        (81)         7
                                                 -------    -------                          -------    --------
                                                 $   835    $   587         42               $ 2,454    $  2,162         14
                                                 =======    =======                          =======    ========
        Operating Income:

        RJRT  . . . . . . . . . . . . . . .      $   291    $   110       165%               $   901    $    796         13%
        Tobacco International . . . . . . .          195        171        14                    528         457         16
                                                 -------    -------                          -------    --------
        Total Tobacco . . . . . . . . . . .          486        281        73                  1,429       1,253         14
        Total Food  . . . . . . . . . . . .          229        175        31                    631         524         20
        Headquarters  . . . . . . . . . . .          (37)       (25)      (48)                   (75)        (81)         7
                                                 -------    -------                          -------    --------
                                                 $   678    $   431        57                $ 1,985    $  1,696         17
                                                 =======    =======                          =======    ========

        ____________________
        * Operating income before amortization of trademarks and goodwill.

     -  Tobacco

        The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

       The worldwide tobacco business experienced continued net sales growth in its international business conducted by Tobacco International for both the third quarter of 1994 and the first nine months of 1994. The domestic side of the worldwide tobacco business conducted by RJRT experienced net sales growth for the third quarter of 1994 and a net sales decline for the first nine months of 1994. Net sales from the worldwide tobacco business amounted to $2.02 billion in the third quarter of 1994, an increase of 8% from the third quarter of 1993 level of $1.87 billion, and $5.77 billion in the first nine months of 1994, a decline of 4% from the first nine months of 1993 level of $6.00 billion. Worldwide volume increased by 6% for both the third quarter of 1994 and the first nine months of 1994 compared to the corresponding periods of the prior year. Operating company contribution for the worldwide tobacco business amounted to $587 million in the third quarter of 1994, an increase of 54% from the third quarter of 1993 level of $382 million, as a result of gains in both the domestic and international businesses. Operating company contribution for the worldwide tobacco business amounted to $1.73 billion in the first nine months of 1994, an increase of 11% from the first nine months of 1993 level of $1.56 billion, also as a result of gains in both the domestic and international businesses. Operating income for the worldwide tobacco business amounted to $486 million in the third quarter of 1994, an increase of 73% from the third quarter of 1993 level of $281 million, and $1.43 billion in the first nine months of 1994, an increase of 14% from the first nine months of 1993 level of $1.25 billion, reflecting the change in operating company contribution.

        Net sales for RJRT amounted to $1.18 billion in the third quarter of 1994, an increase of 5% from the third quarter of 1993 level of $1.12 billion, and $3.50 billion in the first nine months of 1994, a decline of 9% from the first nine months of 1993 level of $3.86 billion. The third quarter increase is due to higher volume in the full price segment (excluding the impact on volume from a special promotion in 1993 which had no impact on net sales for the third quarter of 1993), a higher proportion of sales from full price brands and higher pricing in the savings segment of approximately $17 million, offset in part by lower volume in the savings segment primarily due to RJRT's decision to be more selective in its participation in that segment. The nine month decrease reflects the impact of industry-wide price reductions on full price brands (approximately $500 million) which went into effect during the second half of 1993 and lower volume in the savings segment primarily due to RJRT's decision to be more selective in its participation in that segment that more than offset the impact of a higher proportion of sales from full price brands, higher volume in the full price segment and higher selling prices in the savings segment. RJRT's operating company contribution was $382 million in the third quarter of 1994, a 90% increase from the third quarter of 1993 level of $201 million, as a result of the increase in net sales, including the increased proportion of sales from the higher margin full price segment, as well as reduced promotional and selling expenses. RJRT's operating company contribution was $1.18 billion in the first nine months of 1994, a 10% increase from the first nine months of 1993 level of $1.07 billion, as reduced promotional and selling expenses more than offset the decline in net sales. RJRT's operating income was $291 million in the third quarter of 1994, an increase of 165% from the third quarter of 1993 level of $110 million, and $901 million in the first nine months of 1994, an increase of 13% from the first nine months of 1993 level of $796 million. The change in operating income for the third quarter of 1994 and the first nine months of 1994 from the corresponding periods of the prior year reflect the changes in RJRT's operating company contribution as discussed above.

          -  Tobacco  (continued)

             During recent years, the lower price segment of the domestic cigarette market has grown significantly and the full price segment has declined. This overall trend was mitigated by the reduction in price in the full price segment and the increased list prices on lower priced brands during the second half of 1993 but consumers remain sensitive to price changes. Although not the case in the first three quarters of 1994, RJRT has experienced substantial increased volume in recent years in the lower price segment, but the earnings attributable to these sales have not been sufficient to offset decreased earnings resulting from declining sales of RJRT's full price brands. During the third quarter of 1994 and the first nine months of 1994, RJRT's margins improved compared to the fourth quarter of 1993 due to more efficient marketing and cost savings achieved from the previously established restructuring programs. RJRT's domestic cigarette volume of non-full price brands as a percentage of its total domestic volume was 41% in the third quarter of 1994 versus 32% for the domestic cigarette market, and 41% in the first nine months of 1994 versus 33% for the domestic cigarette market. For the full year, RJRT's domestic cigarette volume of non-full price brands as a percentage of its total domestic volume was 44% in 1993, 35% in 1992 and 25% in 1991 versus 37%, 30% and 25%, respectively, for the domestic cigarette market.

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

             In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over most cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard and RJRT, along with other members of the U.S. cigarette industry, were asked to provide voluntarily certain documents and other information to Congress and the FDA. RJRT is unable to predict the outcome of any Congressional deliberations or the likelihood that the FDA will assert jurisdiction over cigarettes in some manner. Were the FDA to assert jurisdiction in a manner that materially restricts the availability of cigarettes to consumers, it would likely have a significant adverse effect on RJRT.

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

     -  Tobacco  (continued)

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

        Tobacco International recorded net sales of $836 million in the third quarter of 1994, an increase of 12% from the third quarter of 1993 level of $748 million, and $2.28 billion in the first nine months of 1994, an increase of 6% from the first nine months of 1993 level of $2.15 billion. The net sales increase for the third quarter of 1994 was due to volume gains in the former Soviet Union, Eastern and Central Europe (particularly Poland and Turkey), Malaysia and Spain which more than offset the unfavorable impact of product mix differences across markets. The net sales increase for the first nine months of 1994 resulted from volume gains in the former Soviet Union, Poland, Turkey, Malaysia and Spain and increased pricing which more than offset the unfavorable product mix differences across markets and unfavorable foreign exchange developments. Tobacco International's operating company contribution rose to $205 million in the third quarter of 1994, an increase of 14% compared to the third quarter of 1993 level of $181 million, and $557 million in the first nine months of 1994, an increase of 15% from the first nine months of 1993 level of $486 million. The increase in operating company contribution for the third quarter of 1994 was due to the increase in net sales which more than offset the unfavorable product mix differences across markets and higher support costs directed at start-up operations in the former Soviet Union and Eastern and Central Europe (particularly Turkey, Poland and Hungary).
     The increase in operating company contribution for the first nine months of 1994 was due to the volume gains, pricing gains and reduced promotional spending which more than offset unfavorable product mix differences across markets, and the higher support costs directed at the start-up operations and unfavorable foreign exchange developments. Tobacco International's operating income was $195 million in the third quarter of 1994, an increase of 14% from the third quarter of 1993 level of $171 million, and $528 million in the first nine months of 1994, an increase of 16% from the first nine months of 1993 level of $457 million. The increases in operating income reflect the increase in Tobacco International's operating company contribution, as discussed above.

          -  Food

             The food business is conducted by Nabisco, Inc. ("Nabisco"), which is comprised of the Nabisco Biscuit Company, the Specialty Products Company, the LifeSavers Company, the Planters Company, the Food Service Company, the Fleischmann's Company, and Nabisco Brands Ltd (collectively the "North American Group") and by Nabisco International.

             Nabisco reported net sales of $1.95 billion in the third quarter of 1994, an increase of 13% from the third quarter of 1993 level of $1.73 billion, and $5.55 billion in the first nine months of 1994, an increase of 10% from the first nine months of 1993 level of $5.05 billion, with the North American Group up 3% and 4%, respectively, and Nabisco International up 80% and 47%, respectively. The North American Group increases are primarily attributable to significant volume gains at the Nabisco Biscuit Company reflecting the success of new product introductions and product line extensions in the U.S. biscuit market and volume increases from the Specialty Products Company. The Nabisco International increases were primarily the result of the favorable impact of recent acquisitions and continued strong results in Spain which more than offset unfavorable business conditions in Mexico.

             Nabisco's operating company contribution was $285 million in the third quarter of 1994, an increase of 24% from the third quarter of 1993 level of $230 million, and $797 million in the first nine months of 1994, an increase of 16% from the first nine months of 1993 level of $687 million, with the North American Group up 16% and 15%, respectively, and Nabisco International up 91% and 23%, respectively. The North American Group increases for the third quarter of 1994 and the first nine months of 1994 were primarily due to the increases in net sales and savings from productivity programs, including previously established restructuring programs. The Nabisco International increases in operating company contribution for the third quarter of 1994 and first nine months of 1994 were primarily due to the profit contribution from recent acquisitions and strong results in Spain, partially offset by declines in volume resulting from unfavorable business conditions in Mexico in both periods and unfavorable business conditions in Brazil with respect to only the first six months of 1994.

             Nabisco's operating income was $229 million in the third quarter of 1994, an increase of 31% from the third quarter of 1993 level of $175 million, and $631 million in the first nine months of 1994, an increase of 20% from the first nine months of 1993 level of $524 million, as a result of the increases in operating company contribution as compared to the corresponding periods of the prior year.

             During April 1994, Nabisco International acquired 71% of Establecimiento Modelo Terrabusi S.A., an Argentine biscuit and pasta company. In October 1994, Nabisco International commenced a tender offer to acquire the remaining 29%. During May 1994, Nabisco International acquired the remaining 50% interest in each of Royal Brands S.A. in Spain and Royal Brands Portugal.

     Interest and Debt Expense

        Consolidated interest and debt expense of $240 million in the third quarter of 1994 and $828 million in the first nine months of 1994 decreased 17% and 9%, respectively, from the corresponding 1993 periods, primarily as a result of refinancings of debt during 1993 and 1994, lower debt levels from the application of proceeds from the issuances of preferred stock and lower effective interest rates which more than offset the impact of higher market interest rates in 1994.

     Net Income

        Holdings' net income of $457 million in the first nine months of 1994 includes an after-tax extraordinary loss of $145 million, related to the repurchase of debt during such period. Excluding the extraordinary loss in the first nine months of 1994, as well as a similar extraordinary item which resulted in a $110 million after-tax loss in the first nine months of 1993, Holdings would have reported net income of $602 million for the first nine months of 1994, an increase of $176 million, from the comparable period last year. Holdings reported net income of $216 million for the third quarter of 1994, an increase of $142 million (excluding the $2 million after-tax extraordinary gain in the third quarter of 1993) from the comparable period last year. Such increases result primarily from higher consolidated operating income and the impact of lower interest expense for both periods, offset in part by unfavorable foreign currency developments and, with respect to the nine-month period of 1994, a $20 million after-tax net benefit reported in the first quarter of 1994 (primarily reflected at Headquarters) related to certain employee compensation arrangements.

          Liquidity and Financial Condition

          -  September 30, 1994

             Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, for the first nine months of 1994 and 1993 was $735 million and $465 million, respectively.

             The components of free cash flow are as follows:

                                                                                          Nine Months
                                                                                             Ended
                                                                                         September 30,
                                                                                       ------------------
                                                                                      1994           1993
                                                                                      ----           ----
        (In Millions)
        Operating income  . . . . . . . . . . . . . . . . . . . . . . .          $   1,985       $  1,696
            Amortization of intangibles . . . . . . . . . . . . . . . .                469            466
                                                                                ----------      ---------

        Operating company contributions . . . . . . . . . . . . . . . .              2,454          2,162
            Depreciation and other amortization . . . . . . . . . . . .                383            385
            Increase in operating working capital . . . . . . . . . . .              (227)          (522)
            Capital expenditures  . . . . . . . . . . . . . . . . . . .              (441)          (392)
            Change in other assets and liabilities  . . . . . . . . . .                 21          (113)
                                                                                  --------     ---------
        Operating cash flow*  . . . . . . . . . . . . . . . . . . . . .              2,190          1,520
            Taxes paid  . . . . . . . . . . . . . . . . . . . . . . . .              (372)          (277)
            Interest paid . . . . . . . . . . . . . . . . . . . . . . .              (704)          (640)
            Dividends paid  . . . . . . . . . . . . . . . . . . . . . .              (282)          (160)
            Other, net  . . . . . . . . . . . . . . . . . . . . . . . .               (97)             22
                                                                              -----------        --------

        Free cash  flow . . . . . . . . . . . . . . . . . . . . . . . .         $      735       $    465
                                                                                ==========       ========


                                   ____________________

          * Operating cash flow, which is used as an internal measurement for evaluating business performance, includes, in addition to net cash flows from operating activities as recorded in the Consolidated Condensed Statements of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes paid and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

                                   ____________________

        At September 30, 1994, Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) of approximately $11.2 billion and a total capital level (total debt and total stockholders' equity) of approximately $22.2 billion, a decrease of $1.2 billion and an increase of $644 million respectively, when compared to the corresponding amounts at December 31, 1993. The decrease in the outstanding debt level is primarily due to the application of approximately $900 million of net proceeds from the sale of the Series C Depositary Shares to redeem a portion of RJRN's subordinated debentures as discussed below. The increase in the total capital level is primarily due to the sale of the Series C Depositary Shares, offset in part by the use of a portion of the funds provided therefrom for the redemption of a portion of RJRN's subordinated debentures. Holdings' ratio of total debt to total stockholders' equity improved to 1.0-to-1 at September 30, 1994 versus 1.4-to-1 at December 31, 1993. RJRN's ratio of total debt to common equity improved to 1.0-to-1 at September 30, 1994 versus 1.3-to-1 at December 31, 1993. In addition, total current liabilities and long-term debt of RJRN's subsidiaries as of September 30, 1994 was approximately $3.5 billion.

        Holdings' effective interest rate on its consolidated long-term debt decreased from 8.4% at December 31, 1993 to 7.8% at September 30, 1994 primarily as a result of the redemption of RJRN's subordinated debentures described below. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.

        Management expects to consider opportunities to improve Holdings' and its subsidiaries' capital and/or cost structure as they arise.
     Such opportunities, if pursued, could involve further acquisitions from time to time of substantial amounts of securities of Holdings or its subsidiaries through open market purchases, redemptions, privately negotiated transactions, tender or exchange offers or otherwise and/or the issuance from time to time of additional securities by Holdings or its subsidiaries. Acquisitions of securities at prices above their book value, together with the accelerated amortization of deferred financing fees attributable to the acquired securities, as applicable, would reduce reported net income and/or stockholders' equity, depending upon the extent of such acquisitions. Nonetheless, Holdings' and its subsidiaries' ability to take advantage of such opportunities is subject to restrictions in the Credit Agreements and in certain of their debt indentures. See "Subsequent Events" below for information on certain issues of debt securities that RJRN has called for redemption or plans to redeem. In addition to the transactions described in "Subsequent Events" below, management expects to continue to review various corporate transactions, including, but not limited to, joint ventures, mergers, acquisitions, divestitures, asset swaps, spin-offs and recapitalizations. It is possible that the tobacco and food businesses would be separated should certain of the foregoing transactions be consummated.

        On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares was applied to the redemption of RJRN's subordinated debentures discussed below. The remaining net proceeds will be used to fund the redemption of certain debt issues. See "Subsequent Events" below for information on certain issues of debt securities that RJRN has called for redemption or plans to redeem. Pending such use, proceeds are being used to repay indebtedness under the 1991 Credit Agreement and for short-term liquid investments.

         The 1991 Credit Agreement is a $6.5 billion revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability under the 1991 Credit Agreement is reduced by an amount equal to the stated amount of such letters of credit outstanding, by commercial paper borrowings in excess of $1 billion and by amounts borrowed under such facility. At September 30, 1994, approximately $373 million stated amount of letters of credit was outstanding and $950 million was borrowed under the 1991 Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at September 30, 1994 was $5.18 billion.

         Availability under the 1993 Credit Agreement, which matures on April 3, 1995 and provides a back-up line of credit to support domestic commercial paper issuances of up to $1 billion, is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At September 30, 1994, approximately $758 million of domestic commercial paper was outstanding. Accordingly, $242 million was available under the 1993 Credit Agreement at September 30, 1994.

         The aggregate of consolidated indebtedness and interest rate arrangements subject to fluctuating interest rates approximated $3.5 billion at September 30, 1994. This represents a decrease of $2.0 billion from the year-end 1993 level of $5.5 billion, primarily due to Holdings' on-going management of its interest rate exposure.

         On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated
      Discount Debentures, the 15% Subordinated Debentures and the 13 1/2% Subordinated Debentures at redemption prices of 107 1/2%, 107 1/2%, and 106 3/4%, respectively. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993.
      Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of the Series C Depositary Shares completed on May 6, 1994 in connection with the issuance of the Series C Preferred Stock. The redemption resulted in an after-tax extraordinary loss in the second quarter of 1994 of approximately $146 million.

         Certain financing agreements to which Holdings is a party and debt instruments of RJRN directly or indirectly restrict the payment of dividends by Holdings. The Credit Agreements, which contain restrictions on the payment of cash dividends or other distributions by Holdings in excess of certain specified amounts, and the indentures relating to certain of RJRN's debt securities, which contain restrictions on the payment of cash dividends or other distributions by RJRN to Holdings in excess of certain specified amounts or for certain specified purposes, effectively limit the payment of dividends on the Common Stock and preferred stock of Holdings. In addition, the declaration and payment of dividends is subject to the discretion of the board of directors of Holdings and to certain limitations under Delaware law. The Credit Agreements and the indentures under which certain debt securities of RJRN have been issued also impose certain operating and financial restrictions on Holdings and its subsidiaries. These restrictions limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations and make investments in unrestricted subsidiaries. The Registrants believe that they are currently in compliance with all covenants and provisions in the Credit Agreements and their other indebtedness. See "Subsequent Events" below for information on certain issues of debt securities that RJRN has called for redemption or plans to redeem.

         Capital expenditures were $441 million for the first nine months of 1994. The current level of expenditures planned for 1994 is expected to be in the range of approximately $600 million to $650 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

   The amount of cash outlays incurred during the first nine months of 1994 in connection with the restructuring program announced in 1993 was primarily offset by the after-tax cash savings realized from the restructuring program during such period.

Subsequent Events

   On October 5, 1994, Holdings filed a registration statement on Form S-4 with the Commission with respect to 353,680,264 shares of Common Stock held by certain partnerships affiliated with KKR pursuant to the terms of a Registration Rights Agreement between Holdings and one of such partnerships dated as of July 15, 1990 and a Registration Rights Agreement among Holdings, certain affiliates of KKR and others dated as of February 9, 1989. The registration statement relates to a proposed offer to exchange shares of Holdings Common Stock for all of the outstanding shares of Borden.

   On October 28, 1994, Nabisco Holdings Corp. (hereinafter referred to in this "Subsequent Events" section as "Nabisco") filed a registration statement with the Commission for the initial public offering of 45 million shares of its Class A Common Stock (51.75 million shares if the underwriters' over-allotment options are exercised in full). For purposes of the filing, the initial offering price was estimated to be between $23 and $26 per share. Upon completion of the proposed public offering, Holdings would beneficially own 100% of Nabisco's outstanding Class B Common Stock, which would represent approximately 82.6% of the economic interest in Nabisco (80.5% if the underwriters' over-allotment options are exercised in full). Holders of Class A Common Stock of Nabisco generally would have identical rights to holders of Class B Common Stock except that holders of Class A Common Stock would be entitled to one vote per share while holders of Class B Common Stock would be entitled to ten votes per share on all matters submitted to a vote of stockholders. The registration statement has not become effective and there can be no assurance that such offering will be consummated.

    The initial public offering of shares of Nabisco is part of a broader proposed initiative of Holdings designed to reduce consolidated debt of Holdings by approximately $1 billion and establish a separately traded common stock for Nabisco. After completion of the proposed public offering, Holdings would anticipate commencing a quarterly cash dividend on its common stock of $.075 per share or $.30 per share on an annualized basis. The proposed transactions are subject to the approval of lenders under RJRN's bank credit facilities.

    At the time of the proposed public offering, Nabisco is expected to have approximately $4.2 billion of intercompany debt and approximately $1.3 billion of borrowings under a short-term bank credit agreement. The net proceeds of the proposed public offering will be used by Nabisco to repay a portion of the borrowings under its bank facility.

    As part of the initiative, RJRN has called for redemption four issues of debt securities. The securities are $1.5 billion of 10 1/2% Senior Notes due 1998; $373.5 million of 8 3/8% Sinking Fund Debentures due 2017;
approximately $24.8 million of 7 3/8% Sinking Fund Debentures due 2001; and $100 million of 13 1/2% Subordinated Debentures. The redemption date for the 10 1/2% Senior Notes due 1998, the 8 3/8% Sinking Fund Debentures due 2017 and the
7 3/8% Sinking Fund Debentures due 2001 is November 30, 1994. The redemption date for the 13 1/2% Subordinated Debentures is December 2, 1994. The redemption price for the 10 1/2% Senior Notes due 1998 is 100 percent of the principal amount of each note, plus accrued interest and an applicable premium. The premium is equal to the excess of the present value of the required interest and principal payments due on each note, computed using a discount rate equal to a defined treasury rate plus 50 basis points, over the outstanding principal amount of such note. The amount of the premium will be set no later than November 28, 1994. The redemption price for the 8 3/8% Sinking Fund Debentures due 2017 is equal to $1,054.44 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 7 3/8% Sinking Fund Debentures due 2001 is equal to $1,005.60 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 13 1/2% Subordinated Debentures is equal to $1,067.50 plus accrued interest for each $1,000 principal amount of debentures. RJRN expects to fund these redemptions with borrowings under its existing credit facilities, proceeds from Holdings' Series C Preferred Stock offering completed on May 6, 1994 and internally generated cash flow.

    Upon completion of the proposed public offering of Nabisco, RJRN may seek to restructure approximately $6 billion of its domestic publicly held debt which currently limits the ability of Nabisco to incur long-term debt other than intercompany debt. The restructuring, which would require consent of public debtholders and lenders under bank facilities, may include one or more offers to exchange Nabisco debt securities for a portion of such debt. The goal of the exchange offers would be to permit Nabisco to establish long-term borrowing capacity independent of its parent and to reduce intercompany debt. No assurance can be given that RJRN will seek to restructure its debt or that any such restructuring will be consummated.

    The Board of Directors of Holdings has adopted, or is expected to adopt, certain policies which would become effective upon the closing of the Nabisco initial public offering. One policy would provide that Holdings would limit, until December 31, 1998, the aggregate amount of cash dividends on its capital stock. Under this policy, during that period Holdings would not pay any extraordinary cash dividends and would limit the amount of its cash dividends, cash distributions and repurchases for cash of capital stock and subordinated debt to an amount equal to the sum of $500 million plus (i) 65% of Holdings' cumulative consolidated net income before extraordinary gains or losses and restructuring charges and (ii) net cash proceeds from the sale of capital stock of Holdings or its subsidiaries (other than proceeds from the Nabisco initial public offering) to the extent used to repay, purchase or redeem debt or preferred stock. The Board is expected to adopt a policy limiting the amount by which such net cash proceeds from sales of capital stock may increase the amount available for cash dividends by Holdings to up to $250 million in any year. Another policy would provide that Holdings would not declare a dividend or distribution to its stockholders of the shares of capital stock of a subsidiary before December 31, 1996. The Board of Directors of Holdings is also expected to adopt a policy that it would not make such a distribution prior to December 31, 1998 if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly held senior indebtedness of the distributed company would not be rated investment grade. There is no assurance that any such distribution will take place. The Board of Directors of Holdings is also expected to adopt policies providing that an amount equal to the net cash proceeds from any issuance and sale of equity by Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business. In addition, the Board of Directors of Holdings is expected to adopt a policy that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

    Holdings has been unable to reach a definitive agreement for the transaction contemplated by its agreement in principle with KKR to acquire a minority interest in Borden, as announced on September 12, 1994. That announcement indicated that, following KKR's successful acquisition of Borden, Holdings would issue to Borden approximately $500 million of newly issued common shares of Holdings for newly issued Borden shares representing a 20% pro forma interest in Borden and a warrant to acquire an additional 10% pro forma interest in Borden. The inability to reach agreement resulted from various complexities affecting the transaction, including certain accounting issues. Holdings may in the future explore a basis on which it or its Nabisco subsidiary may acquire a minority equity interest in Borden in exchange for common stock of Holdings. However, Holdings is not currently engaged in any such negotiations, and there is no assurance that Holdings will seek to pursue any such negotiations or that any such negotiations will be successful.

     PART II
     -------

     Item 1.  Legal Proceedings.

     Tobacco-Related Litigation

        As of October 31, 1994, 24 new actions have been filed or served against RJRT and/or its affiliates or indemnitees, including 6 actions purporting to be class actions, and 11 actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial since December 31, 1993. As of October 31, 1994, 50 active cases were pending against RJRT and/or its affiliates or indemnitees, 49 in the United States and one in Canada. The United States cases are in 19 states and are distributed as follows: 14 in Louisiana, 7 in Texas, 4 in California, 3 in Mississippi, 3 in Indiana, 2 in Alabama,
     2 in Florida, 2 in Minnesota, 2 in New Jersey, and one each in Illinois, Kansas, Massachusetts, Nevada, New York, Ohio, South Carolina, Tennessee, Washington and West Virginia. Of the 49 active cases in the United States, 29 are pending in state court and 20 in federal court.

        In March 1994, in Broin v. Philip Morris Companies Inc., et al., a
                          ---------------------------------------------
     purported class action against certain tobacco industry defendants, including RJRT, in which flight attendants, claiming to represent a class of 60,000 individuals allege personal injury caused by exposure to environmental tobacco smoke in their workplace, a Florida state intermediate appellate court reversed a lower court ruling and reinstated plaintiffs' class action allegations. The appellate court also ordered the trial court to hold further hearings on the class allegations. The defendants' request for review of this ruling by a full panel of judges was denied and the defendants are seeking review by the Florida Supreme Court.

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

        In March 1994, Castano v. The American Tobacco Company, et al., a
                       -----------------------------------------------
     purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class will be argued on November 16, 1994.

        In March 1994, Allman v. Philip Morris, Inc., et al. and Higley v.
                       -------------------------------------     ---------
     Philip Morris, Inc., et al. were filed in the United States District
     ---------------------------
     Court for the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced and Corrupt Organizations Act
     and claim unspecified actual and treble damages.  In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case. On September
                                               ------
     28, 1994, the court granted the defendants' motion to dismiss the remaining case with prejudice. Plaintiffs have filed a notice of appeal.

             In April 1994, Sparks v. R.J. Reynolds Tobacco Company, et al. was
                            -----------------------------------------------
          brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In May 1994, the case was removed to the United States District Court for the Western District of Washington. Defendants' motion to dismiss the case on preemption grounds is scheduled for November 3, 1994.

             In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al. was
                          ----------------------------------------------
          filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. Plaintiffs cite the Florida appellate court reversal in Broin in support of their
                                              -----
          allegations of class action status. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class.
          The defendents will appeal that ruling to the Florida District Court of Appeals.

             In June 1994, in Moore v. The American Tobacco Company, et al.,
                              ---------------------------------------------
          RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (equity) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court and plaintiff's motion to strike certain defenses are scheduled for December 19, 1994.

             In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al.,
                              ------------------------------------------------
          a lawsuit similar to Sparks pending in California, which is not a
                               ------
          class action but which is a suit brought by plaintiffs acting as private attorneys general alleging that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code, the California Supreme Court ruled that plaintiffs' claim was not preempted by the Cigarette Act. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. On September 28, 1994, the defendants in this case filed a Petition for Certiorari to the United States Supreme Court.

             In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et
                                                  ------------------------------
          al., alleges consumer fraud, unlawful and deceptive trade practices,
          ---
          false advertising and restraint of trade, and seeks injunctive relief and money damages, trebled for violations of the state antitrust law.

             In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN, and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco
                                                --------------------------
          Company, et al., is similar to those previously filed in Mississippi
          ---------------
          and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. As of October 31, 1994, RJRT and RJRN had not yet been served with a copy of the complaint.

          In September 1994, Granier v. American Tobacco Company, et al.,
                             -------------------------------------------
          a purported class action apparently patterned after the Castano
                                                                  -------
          case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industy defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers.

   Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT and its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions and it intends to defend vigorously all such actions.
- ---------

Other Litigation

   In September 1994, six putative class and derivative actions were filed by purported Holdings' stockholders in the Court of Chancery of the State of Delaware in and for New Castle County against members of the Holdings' Board of Directors, KKR and Holdings, as nominal defendant, challenging the proposed acquisition by Holdings of an interest in Borden. These actions, entitled Mushala v. Greeniaus, et al., C.A. No. 13738;
                        -----------------------------
Leffler v. Greeniaus, et al., C.A. No. 13751; Schreiber
- ----------------------------                  ---------
v. Greeniaus, et al., C.A. No. 13749; Malloy v. Greeniaus, et al.,
- --------------------                  ---------------------------
C.A. No. 13748; Alessi v. Greeniaus, et al., C.A. No. 13750; and
                ---------------------------
Schwartz v. Greeniaus, et al., C.A. No. 13758 (collectively, the
- -----------------------------
"Class and Derivative Complaints"), allege, among other things, that the agreement in principle for Holdings to purchase a 20% stake in Borden constitutes a breach of fiduciary duty and waste of corporate assets in that the price paid by Holdings for its Borden stake is inflated because it includes a control premium and that the issuance of new Holdings'
Common Stock will substantially dilute the cash value and shareholdings of the noncontrolling public stockholders of Holdings. The Class and Derivative Complaints seek preliminary and permanent relief, including declaratory relief, a preliminary injunction, rescission, damages and attorneys' fees and costs. The plaintiff in the Mushala case has filed
                                                 -------
a First Request for Production of Documents.

   On or about September 20, 1994, an additional putative class and derivative action, entitled Debora v. Greeniaus, et al., C.A. No.
                            ---------------------------
13755, was brought in the Court of Chancery of the State of Delaware in and for New Castle County by a purported holder of Series A Depositary Shares of Holdings. The Debora action names the same defendants and
                        ------
contains the same allegations and prayers for relief as the Class and Derivative Complaints.

   On or about September 13, 1994, a putative shareholder's derivative complaint, entitled Shingala v. Harper, et al., C.A. No. 13739, was filed
                    --------------------------
in the Court of Chancery of the State of Delaware in and for New Castle County by a putative Holdings shareholder against Borden, Holdings and members of the Board of Directors of Holdings alleging, among other things, that the proposed acquisition by Holdings of a stake in Borden constitutes a breach of the fiduciary duty of loyalty of Holdings' Board of Directors and waste of corporate assets because the purpose of the Borden transaction is solely to benefit KKR and serves no legitimate business purpose of Holdings and that Holdings has been required to participate in the trasaction due to KKR's domination and effective control of the
Holdings' Board.  The Shingala complaint seeks an injunction of the Borden
                     --------
transaction, damages, and attorneys' fees.

   On or about September 26, 1994, an additional putative shareholder's derivative complaint, entitled Kahn v. Kohlberg Kravis Roberts & Co.,
                               --------------------------------------
et al., C.A. No. 13767, was filed in the Court of Chancery for the State
- ------
of Delaware in and for New Castle County by a purported holder of Common Stock and Series A Depositary Shares of Holdings. This action is against KKR, KKR Associates, Holdings and members of the Holdings Board of
Directors who are also partners or associates of KKR and alleges, among other things, breach of an investment banking services contract between KKR and Holdings, breach of fiduciary duty based on a violation of the corporate opportunity doctrine and waste of corporate assets. The complaint seeks declaratory relief, damages, expenses and attorneys' fees.

   On October 24, 1994, counsel for the plaintiffs in the nine actions described above submitted a proposed order to the Court of Chancery that, if approved, would consolidate the actions.

        See "Subsequent Events" herein for information concerning the termination of the agreement in principle between Holdings and KKR relating to a proposed investment in Borden.

                           -----------------------------

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

                           -----------------------------

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

           *11.1 RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended September 30, 1994 and 1993.

           *11.2 RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the nine months ended September 30, 1994 and 1993.

           *12.1 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1994.

           *27.1 RJR Nabisco Holdings Corp. Financial Data Schedule as of and for the nine months ended September 30, 1994.

           *27.2 RJR Nabisco, Inc. Financial Data Schedule as of and for the nine months ended September 30, 1994.

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





                                        RJR NABISCO HOLDINGS CORP.
                                        RJR NABISCO, INC.
                                          (Registrants)



     Date:  November 2, 1994            /s/ Stephen R. Wilson
                                        -----------------------------------
                                        Stephen R. Wilson,
                                        Executive Vice President and
                                        Chief Financial Officer



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

    11.1 RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended September 30, 1994 and 1993.

    11.2 RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the nine months ended September 30, 1994 and 1993.

    12.1          RJR  Nabisco, Inc. Computation of Ratio of
                  Earnings to Fixed Charges for the nine months ended September 30, 1994.

    27.1 RJR Nabisco Holdings Corp. Financial Data Schedule as of and for the nine months ended September 30, 1994.

    27.2 RJR Nabisco, Inc. Financial Data Schedule as of and for the nine months ended September 30, 1994.