Form 10-K
period 1994-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1995-02-23
CIK 847903, 83612

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                              -------------------
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

                          1301 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10019
                                 (212) 258-5600
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of RJR Nabisco Holdings Corp. and RJR
                                 Nabisco, Inc.)
                              -------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        NAME OF EACH
                                        EXCHANGE ON
         TITLE OF EACH CLASS          WHICH REGISTERED
- ------------------------------------------------------
RJR NABISCO HOLDINGS CORP.
 Common Stock, par value $.01 per
 share                                    New York
 Series B Depositary Shares               New York
 Series C Depositary Shares               New York
RJR NABISCO, INC.
 8.30% Senior Notes due April 15, 1999    New York
 8.75% Senior Notes due April 15, 2004    New York
 7 5/8% Notes due September 15, 2003      New York
 8 5/8% Notes due 2002                    New York
 8% Notes due 2000                        New York
 9 1/4% Debentures due 2013               New York
 8 3/4% Notes due 2005                    New York

SUBSIDIARIES OF THE REGISTRANTS
 Nabisco, Inc.
 7 3/4% Sinking Fund Debentures due
  May 1, 2001                             New York
 7 3/4% Sinking Fund Debentures due
  November 1, 2003                        New York
 Standard Brands Incorporated
 7 3/4% Sinking Fund Debentures, due
  May 1, 2001                             New York


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

   INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO __

   INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

   THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF RJR NABISCO HOLDINGS CORP. ON JANUARY 31, 1995 WAS APPROXIMATELY $5.9 BILLION. CERTAIN AFFILIATES OF KKR ASSOCIATES AND DIRECTORS OF RJR NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF RJR NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JANUARY 31, 1995:
  RJR NABISCO HOLDINGS CORP.: 1,362,133,648 SHARES OF COMMON STOCK, PAR VALUE,
                                 $.01 PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE
                              -------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH
THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF RJR NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1995 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I
Item 1.      Business....................................................................     1
                 (a) General Development of Business.....................................     1
                 (b) Financial Information about Industry Segments.......................     3
                 (c) Narrative Description of Business...................................     3
                       Tobacco...........................................................     3
                       Food..............................................................    13
                       Other Matters.....................................................    17
                 (d) Financial Information about Foreign and Domestic Operations             17
                       and Export Sales..................................................
Item 2.      Properties..................................................................    18
Item 3.      Legal Proceedings...........................................................    18
Item 4.      Submission of Matters to a Vote of Security Holders.........................    18
             Executive Officers of the Registrants.......................................    19

PART II
Item 5.      Market for Registrants' Common Equity and Related Stockholder Matters.......    21
Item 6.      Selected Financial Data.....................................................    22
Item 7.      Management's Discussion and Analysis of Financial Condition and                 24
               Results of Operations.....................................................
Item 8.      Financial Statements and Supplementary Data.................................    38
Item 9.      Changes in and Disagreements with Accountants on Accounting and                 38
               Financial Disclosure......................................................

PART III
Item 10.     Directors and Executive Officers of the Registrants.........................    39
Item 11.     Executive Compensation......................................................    39
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    39
Item 13.     Certain Relationships and Related Transactions..............................    39

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    40

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN") (collectively the "Registrants") comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by Nabisco Holdings Corp. ("Nabisco Holdings") through its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Outside the United States, the tobacco operations are conducted by R. J. Reynolds Tobacco International, Inc. ("Tobacco International"), and the food operations are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Brands Ltd. RJRT's and Tobacco International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America and certain other international markets. For financial information with respect to RJRN's industry segments, lines of business and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 15 to the consolidated financial statements, and the related notes thereto, of Holdings and RJRN as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 (the "Consolidated Financial Statements").

    Holdings was organized as a Delaware corporation in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), a Delaware limited partnership, to effect the acquisition of RJRN, which was completed on April 28, 1989 (the "Acquisition"). As a result of the Acquisition, RJRN became an indirect, wholly owned subsidiary of Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly owned subsidiary of Holdings. The business of Holdings is conducted through RJRN.

    RJRN was incorporated as a holding company in 1970. RJRT can trace its origins back to its formation in 1875. Activities were confined to the tobacco industry until the 1960's, when diversification led to investments in transportation, energy and food. With the acquisition of Del Monte Corporation ("Del Monte") in 1979 (which was sold in 1989), RJRN began to concentrate its focus on consumer products. This strategy led to the acquisition of Nabisco Holdings Corp. (formerly Nabisco Brands, Inc.) in 1985.

    In recent years subsidiaries of the Registrants have completed a number of acquisitions. In 1994, these acquisitions included (i) the KNOX gelatin brand;
(ii) an approximately 99% interest in Establecimiento Modelo Terrabusi S.A., Argentina's second largest biscuit and pasta maker; (iii) a 76% interest in the Yelets tobacco processing plant in Russia; (iv) a controlling interest in a cigarette manufacturer in the Krasnodar region of southern Russia; and (v) a 90% interest in Shimkent Confectionery Enterprises and a site for a new cigarette factory in Kazakhstan. In February 1995, Tobacco International acquired Oy P.C. Rettig Ab, Finland's second largest tobacco company.

    In 1993, these acquisitions included (i) a 50% interest (increased to 100% in 1994) in Royal Brands, S.A. in Spain and Royal Brands Portugal; (ii) a 95% interest in Cia. Arturo Field y la Estrella Ltda., S.A., the leading biscuit maker in Peru; (iii) the remaining interest in Compania Nacional de Galletas Nabisco La Favorita, C.A., a Venezuelan biscuit maker, which as a result became a wholly-owned indirect subsidiary of Nabisco International; and (iv) a 70% interest in two cigarette factories in Ukraine.

    In 1992, these acquisitions included (i) the assets of New York Style Bagel Chip Company, Inc., the country's leading producer and marketer of bagel chips and pita chips; (ii) Plush Pippin Corporation ("Plush Pippin"), a leading regional supplier of frozen pies to in-store supermarket bakeries; (iii) Stella D'oro Biscuit Co., Inc., a New York based specialty bakery ("Stella D'oro") that manufactures breadsticks, breakfast biscuits, specialty cakes, pastries and snacks; (iv) Industrias Alimenticias Maguary S.A., Brazil's largest producer and marketer of packaged fruit-based beverages; (v) the NOW & LATER confection brand, a fruit chewy taffy product; (vi) Lance S.A. de C.V., one of Mexico's leading biscuit and pasta manufacturers; (vii) six food and pet food businesses in Mexico in exchange for Nabisco International's previous minority interest in a joint venture operating those and other businesses in Mexico; and (viii) a 52% interest (increased to 80% in 1994) in a cigarette factory in St. Petersburg, Russia.

    RJRN will continue to assess its businesses to evaluate their consistency with strategic objectives. Although RJRN may acquire and/or divest additional businesses in the future, no other decisions have been made with respect to any such acquisitions or divestitures. The Registrants' credit agreement, dated as of December 1, 1991, as amended (the "1991 Credit Agreement"), and credit agreement, dated as of April 5, 1993, as amended (the "1993 Credit Agreement" and, together with the 1991 Credit Agreement, the "Credit Agreements"), prohibit the sale of all or substantially all or any substantial portion of the business of certain subsidiaries of RJRN.

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock at an initial offering price of $24.50 per share. Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its initial borrowing under its credit agreement, dated as of December 6, 1994 (the "Nabisco 1994 Credit Agreement"). RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. In connection with the offering, Holdings, RJRN and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to Nabisco Holdings and Nabisco securities.

    Certain provisions in approximately $6 billion of RJRN's publicly held debt limit the ability of its subsidiaries to incur long-term debt. RJRN and Nabisco are currently considering a transaction in which they would seek to obtain consents to remove such limitations in order to permit Nabisco to establish long-term borrowing capacity independent of RJRN and to reduce its intercompany debt to RJRN. It is anticipated that such consents would be sought in connection with offers by Nabisco or RJRN to exchange debt of Nabisco for, or to pay certain cash consent solicitation fees in respect of, all or a portion of such RJRN debt. RJRN believes that any such transaction would not materially change the amount of consolidated indebtedness of either RJRN or Nabisco, although any newly issued debt of RJRN or Nabisco incurred in connection with the transaction may have maturities, interest rates or other terms that are less attractive to RJRN or Nabisco, respectively, than the terms of their existing debt. No assurance can be given that any such restructuring will be pursued or consummated or as to the timing of any such restructuring.

    During 1994, the percentage voting power of Holdings held by partnerships affiliated with KKR (the "KKR Partnerships") decreased substantially. This reduction was principally the result of transactions in connection with the acquisition of Borden, Inc. ("Borden") by certain of the KKR Partnerships. As of December 31, 1993, an aggregate of approximately 46.16% (approximately 38.28% on a fully diluted basis) of the total voting power of Holdings was held by the KKR Partnerships. As of December 31, 1994, after giving effect to certain transactions in connection with the acquisition of Borden by the KKR Partnerships, the KKR Partnerships held or controlled an aggregate of approximately 24.95% (approximately 20.28% on a fully diluted basis) of the total voting power of Holdings, including 51,106,768 shares of Holdings Common Stock, par value $.01 per share (the "Common Stock"), held by Borden. Subsequent to December 31, 1994, Borden acquired 68,893,232 additional shares of Holdings Common Stock from the KKR Partnerships. On February 16, 1995, Borden sold 120,000,000 shares of Holdings Common Stock in a public offering (the "Borden Offering"). After giving effect to the Borden Offering and the projected completion in March 1995 of the remaining steps in the acquisition of Borden by the KKR Partnerships and assuming that no further options for Borden common stock are exercised, the KKR Partnerships will hold or control an aggregate of approximately 7.95% (approximately 6.56% on a fully diluted basis) of the total voting power of Holdings based on the number of shares of Holdings Common Stock outstanding as of January 31, 1995.

  (b) Financial Information about Industry Segments

    During 1994, 1993 and 1992, the Registrants' industry segments were tobacco and food.

    For information relating to industry segments for the years ended December 31, 1994, 1993 and 1992, see Note 15 to the Consolidated Financial Statements.

  (c) Narrative Description of Business

                                    TOBACCO

    The tobacco line of business is conducted by RJRT and Tobacco International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 30 foreign countries and territories by Tobacco International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 160 markets around the world. In 1994, approximately 60% of total tobacco segment net sales (after deducting excise taxes) and approximately 66% of total tobacco segment operating income (before amortization of trademarks and goodwill) were attributable to domestic tobacco operations.

DOMESTIC TOBACCO OPERATIONS

    The domestic tobacco business is conducted by RJRT, which is the second largest cigarette manufacturer in the United States. RJRT's largest selling cigarette brands in the United States include WINSTON, DORAL, CAMEL, SALEM, MONARCH and VANTAGE. RJRT's other cigarette brands, including MORE, NOW, BEST VALUE, STERLING, MAGNA and CENTURY, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1994 of 27.8%, a decrease of approximately 2 share points from 1993. During 1994, RJRT and the largest domestic cigarette manufacturer, Philip Morris U.S.A., together sold, on a shipment basis, approximately 73% of all cigarettes sold in the United States.

    In November 1994, RJRT confirmed press reports that it was developing ECLIPSE, a cigarette that primarily heats rather than burns tobacco and thereby substantially reduces second-hand smoke. The cigarette remains under development, and RJRT continues to assess a possible introduction of an ECLIPSE cigarette.

    A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands in order to build brand loyalty among current adult smokers and attract adult smokers of competitive brands. In 1994, these efforts included the introduction and expansion of conversion, continuity and relationship-building programs such as the CAMEL Genuine Taste Mission, CAMEL Cash, CAMEL Insider, WINSTON Winners Club and WINSTON Select Weekends and the regional introduction of the SALEM Preferred line extension. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly it offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE intended to appeal to more cost-conscious adult smokers. For a discussion on competition in the tobacco business, see "Tobacco--Competition" in this Item 1 and "Impact of Competitive Activity" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

    RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 13% of RJRT's sales, no RJRT customers accounted for more than 10% of sales for 1994. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

    RJRT's products are sold to adult smokers primarily through retail outlets. RJRT employs a decentralized marketing strategy that permits RJRT's sales force to be flexible in responding to local market dynamics by designing individual in-store programs to fit varying consumption patterns. RJRT utilizes print media, billboards, point-of-sale displays and other methods of advertising. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States.

INTERNATIONAL TOBACCO OPERATIONS

    Tobacco International operates in over 160 markets around the world. Although overall foreign cigarette sales (excluding China, in which production data indicates an approximate 2% per annum growth rate) have increased at a rate of only 1% per annum in recent years, Tobacco International believes that the American Blend segment, in which Tobacco International primarily competes, is growing significantly faster. Although Tobacco International is the second largest of two international cigarette producers that have significant positions in the American Blend segment, its share of sales of this segment is approximately one-third of the share of Philip Morris International Inc., the largest American Blend producer.

    Tobacco International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia and Canada. Tobacco International is aggressively pursuing development opportunities in Eastern Europe and the former Soviet Union.

    Tobacco International markets over 55 brands of which WINSTON, CAMEL and SALEM, all American Blend cigarettes, are its international leaders. WINSTON, Tobacco International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 135 markets worldwide and is Tobacco International's second largest selling international brand. SALEM is the world's largest selling menthol cigarette and has particular strength in Far East markets. Tobacco International also markets a number of local brands in various foreign markets. None of Tobacco International's customers accounted for more than 10% of sales for 1994.

    Approximately 22% of Tobacco International's cigarette volume for 1994 was manufactured by RJRT in the United States for sale in foreign markets. The remainder was manufactured overseas, principally in owned manufacturing facilities or by licensees or joint ventures. In addition to its new operations in the former Soviet Union, Tobacco International operates two tobacco manufacturing facilities in Germany and one located in each of Canada, Hong Kong, Hungary, Malaysia, Poland, Puerto Rico, Switzerland and Turkey. Tobacco International also opened a factory in the People's Republic of China in 1988 as part of the first cigarette manufacturing joint venture in that country.

    Certain of Tobacco International's foreign operations are subject to local regulations that set import quotas, restrict financing flexibility, affect repatriation of earnings or assets and limit advertising. In recent years, certain trade barriers for cigarettes, particularly in Asia and Eastern Europe, have been liberalized. This may provide opportunities for all international cigarette manufacturers, including Tobacco International, to expand operations in such markets; however, there can be no assurance that the liberalizing trends will be maintained or extended or that Tobacco International will be successful in pursuing such opportunities.

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

    Tobacco leaf is an agricultural commodity subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. In addition, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which assesses financial penalties against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace this domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas are currently being negotiated by the United States and overseas tobacco producers. Compliance with import restrictions increased raw material costs slightly in 1994 and may cause increases in the future.

COMPETITION

    Generally, the markets in which RJRT and Tobacco International conduct their businesses are highly competitive, with a number of large participants. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. For most of RJRT's and Tobacco International's brands, substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new brand. Anti-smoking groups have undertaken activities designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products.

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

    In addition, increased selling prices and taxes on cigarettes have resulted in additional price sensitivity of cigarettes at the consumer level and in a proliferation of discounted brands in the savings segment of the market. Generally, sales of cigarettes in the savings segment are not as profitable as those in other segments.

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

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes increased from 16 cents to 20 cents on January 1, 1991 and to 24 cents on January 1, 1993. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents to a high of 75 cents per pack on cigarettes. Increases in these state excise taxes could also have an adverse effect on cigarette sales. In 1993, thirteen states and the District of Columbia enacted excise tax increases ranging from less than 2 cents to 41 cents per pack. In 1994, the cigarette excise tax in five states was increased by amounts which ranged from 7.5 cents to 50 cents per pack.

    In January 1993, the U.S. Environmental Protection Agency (the "EPA") released a report on the respiratory effects of environmental tobacco smoke ("ETS") which concludes that ETS is a known human lung carcinogen in adults and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. RJRT has joined other segments of the tobacco and distribution industries in a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that, given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard, and RJRT and other members of the United States cigarette industry were asked to provide voluntarily certain documents and other information to Congress. RJRT is unable to predict the outcome of any Congressional deliberations or the likelihood that the FDA will assert jurisdiction over cigarettes in some manner. Were the FDA to assert jurisdiction in a manner that materially restricts the availability of cigarettes to consumers, it would likely have a significant adverse effect on RJRT.

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

    In July 1994, an amendment to a Florida statute became effective which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action, and eliminates the comparative negligence and assumption of risk defenses. Similar legislation, without Florida's elimination of these defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation, whether lawsuits will be filed under these statutes, or their outcome if filed. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On February 20, 1995, RJRT and Philip Morris Incorporated filed a petition with the Supreme Court of Florida to prohibit Florida's Agency for Health Care Administration and the Department of Business and Professional Regulation from filing and maintaining a lawsuit against the tobacco industry under this statute. A suit against the tobacco industry was filed under the Florida statute on February 21, 1995. See "Litigation Affecting the Cigarette Industry" below in this Item 1.

    Legislation imposing various restrictions on public smoking has also been enacted in forty-eight states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. Seventeen states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. Federal law prohibits smoking on all domestic airline flights of six hours duration or less and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

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

    In 1990, RJRN and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke and to limit voluntarily certain cigarette advertising and promotional practices. In 1992, the Alcohol, Drug Abuse and Mental Health Act was signed into law. This Act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs.

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

    During the past three decades, various legislation affecting the cigarette industry has been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act (the "Smoking Education Act"). Among other things, the Smoking Education Act: (i) establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking; (ii) requires a series of four new health warnings to be printed on cigarette packages and advertising on a rotating basis; (iii) increases type size and area of the warning on cigarette advertisements; and
(iv) requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients used in the manufacture of cigarettes to the Secretary of Health and Human Services. The warnings currently required on cigarette packages and advertisements (other than billboards) are as follows:
(i) "Surgeon General's Warning: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; (ii) "Surgeon General's Warning:
Quitting Smoking Now Greatly Reduces Serious Risks To Your Health"; (iii) "Surgeon General's Warning: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and (iv) "Surgeon General's
Warning: Cigarette Smoke Contains Carbon Monoxide." Similar warnings are required on outdoor billboards. In 1990, the Fire Safe Cigarette Act of 1990 was enacted, which directed the Consumer Product Safety Commission to conduct and oversee research begun under the direction of the Cigarette and Little Cigar Fire Safety Act of 1984 to assess the practicability of developing a performance standard to reduce cigarette ignition propensity. The Commission presented a final report to Congress in 1993 describing the results of the research. The Commission concluded that, while "it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard would effectively address the number of cigarette-ignited fires." The Commission further found that additional work would be required before the actual development of a performance standard. Nevertheless, the Commission reported that a test method developed by the National Institute of Standards and Technology was valid and reliable within reasonable limits and could be suitable for use in a performance standard. Although RJRT cannot predict whether further legislation on this subject may be enacted, some form of regulation of cigarettes based on their propensity to ignite soft furnishings may result.

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

    In addition to the foregoing, legislation and regulations potentially detrimental to the cigarette industry, generally relating to the taxation of cigarettes and regulation of advertising, labeling, promotion, sale and smoking of cigarettes, have been proposed from time to time at various levels of the federal government. During the last Congress, the Clinton Administration and federal legislators introduced bills that would have significantly increased the federal excise tax on cigarettes, eliminated the deductibility of a portion of the cost of tobacco advertising, banned smoking in public buildings and workplaces, added additional health warnings on cigarette packaging and advertising, further restricted the marketing of tobacco products and authorized the Attorney General of the United States to seek to recover federal Medicaid and Medicare payments used to treat illnesses allegedly related to the use of tobacco products from their manufacturers. This legislation was not enacted. Similarly, in recent years various Congressional committees and subcommittees have approved other legislation that (i) would subject cigarettes to regulation in various ways under the U.S. Department of Health and Human Services, (ii) would subject cigarettes generally to regulation under the Consumer Products Safety Act, (iii) could increase manufacturers' costs, (iv) would mandate anti-smoking education campaigns or establish anti-smoking programs, (v) would provide additional funding for federal and state anti-smoking activities, (vi) would require a new list of six health warnings on cigarette packages and advertising, expand the number or required size of the warnings and restrict the contents of cigarette advertising and promotional activities, (vii) would provide that neither the provisions of the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), nor the Smoking Education Act should be interpreted to relieve any person from liability under common law or state statutory law and (viii) would permit state and local governments to restrict the sale and distribution of cigarettes and the placement of billboard and transit advertising of tobacco products.

    It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Tobacco International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Tobacco International or the cigarette industry generally.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

    Various legal actions, proceedings and claims are pending or may be instituted against RJRT or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1994, 32 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 14 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. A total of 54 such actions in the United States and one against RJRT's Canadian subsidiary were pending on December 31, 1994. As of February 17, 1995, 55 active cases were pending against RJRT and/or its affiliates or indemnitees, 54 in the United States and one in Canada. The United States cases are in 23 states and are distributed as follows: thirteen in Louisiana, eight in Texas, three in each of Indiana, Mississippi and Tennessee, two in each of Alabama, California, Florida, Minnesota, New Jersey and West Virginia and one in each of Colorado, Ohio, Illinois, Kansas, Washington, Oklahoma, Massachusetts, Nevada, South Carolina, New Hampshire, New York and Pennsylvania. Of the 54 active cases in the United States, 33 are pending in state court and 21 in federal court.

    Five of the 54 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Seven cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and, in one case, parents claiming that an RJRT advertising campaign constitutes an unfair trade practice.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 27 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Cigarette Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et. al., which award was overturned on appeal and the case was subsequently dismissed.

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

    Set forth below are descriptions of class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Minnesota, Mississippi and West Virginia, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

    In 1991, Broin v. Philip Morris Company, Inc. et al., a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants, claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants have appealed the ruling to the Florida Third District Court of Appeal.

    In March 1994, Castano v. The American Tobacco Company, et. al., a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. The defendants plan to pursue appellate remedies.

    In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et. al., a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

    In April 1994, Sparks v. R.J. Reynolds Tobacco Company, et al. was brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In 1994, the case was removed to the United States District Court for the Western District of Washington. Defendants' motion to dismiss the case on preemption grounds was granted on December 9, 1994. Plaintiffs have filed a notice of appeal.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al. was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants have appealed that ruling to the Florida Third District Court of Appeal.

    In September 1994, Granier v. American Tobacco Company, et al., a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the

Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case is stayed pending determination of the motion for class certification in the Castano case.

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, Le Tourneau, et al. v. Imperial Tobacco Company, Ltd., et al., seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty and conspiracy. The relief sought consists of damages of three million dollars, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs.
As of February 21, 1995, RJR-MacDonald, Inc. had not yet been served with a copy of the complaint.

    In March 1994, Allman v. Philip Morris, Inc., et al. and Higley v. Philip Morris, Inc., et al. were filed in the United States District Court for the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced and Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case. On September 28, 1994, the court granted the defendants' motion to dismiss the remaining case with prejudice. Plaintiffs filed a notice of appeal, but the parties later stipulated to a dismissal. An order was entered February 13, 1995 dismissing the case.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., the California Supreme Court ruled that the plantiffs' claim that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code was not preempted by the Cigarette Act. The suit is similar to the Sparks case pending in Washington except that the plantiffs here are acting as private attorneys general rather than on behalf of a purported class. This opinion allows the plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. On September 28, 1994, the defendants in this case filed a Petition for Certiorari to the United States Supreme Court, which was denied on December 28, 1994. The case has been remanded to the trial court where additional defendants, including RJRN, have been added.

    In June 1994, in Moore v. The American Tobacco Company, et al., RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case will proceed in Chancery Court. The defendants are considering their options regarding appeal.

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v.

Philip Morris, et al., alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, et al., is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk.

    On February 21, 1994, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities, under the Florida statute described above in "Legislation and Other Matters Affecting the Cigarette Industry". In addition to Medicaid reimbursement under various theories of liability, the suit seeks injunctive relief to: prevent the defendants from engaging in consumer fraud; disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship or membership in both; and disgorge all profits from sales of cigarettes in Florida. Neither RJRT nor RJRN has been served with a copy of the complaint as of February 21, 1995.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

    RJRT received a civil investigative demand dated January 11, 1994 from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.

                              -------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

    The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either of the Registrants; however, it is possible that the results of operations or cash flows of the Registrants in particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                                      FOOD

    The food line of business is conducted by operating subsidiaries of Nabisco Holdings. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's business in the United States is comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Fleischmann's Companies (collectively, the "Domestic Food Group"). Nabisco's business outside the United States is conducted by Nabisco Brands Ltd and Nabisco International (collectively, the "International Food Group"). Nabisco Brands Ltd was recently shifted from the Domestic Food Group (formerly the North American Food Group) to the International Food Group.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1994.

DOMESTIC FOOD GROUP OPERATIONS

    Nabisco Biscuit Company. Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with nine of the ten top selling brands, each of which had annual net sales of over $100 million in 1994. Overall, in 1994, Nabisco Biscuit had a 41.6% share of the domestic cookie category and a 54.8% share of the domestic cracker category, in the aggregate more than three times the share of its closest competitor. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, NEWTONS and SNACKWELL'S. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISCUIT.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Line extensions such as OREO DOUBLE STUF, FUDGE COVERED OREO and Reduced Fat OREO continue to increase the brand's appeal to targeted consumer groups. CHIPS AHOY! is the leader in the chocolate chip cookie segment with line extensions such as CHUNKY CHIPS AHOY! and CHEWY CHIPS AHOY! broadening its appeal and adding incremental sales.

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the third leading cookie brand in the United States. The introduction of FAT FREE FIG and APPLE NEWTONS in 1992 and FAT FREE CRANBERRY, RASPBERRY and STRAWBERRY NEWTONS in 1993 has expanded the appeal of NEWTONS and added incremental sales.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS and RITZ BITS SANDWICHES, successful product line extensions which, together with RITZ, accounted for 12.2% of cracker sales in the United States in 1994. In addition, PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISCUIT to comprise, along with RITZ, five of the six largest selling cracker brands in the United States.

    In 1991, Nabisco Biscuit introduced MR. PHIPPS PRETZEL CHIPS, the first such product of its kind. Nabisco Biscuit expanded the MR. PHIPPS line with the introduction of MR. PHIPPS TATER CRISPS in 1992, which deliver salty snack taste with only half the fat of potato chips.

    In 1992, Nabisco Biscuit became the leading manufacturer and marketer of no fat/reduced fat cookies and crackers with the introduction of the SNACKWELL'S line. Nabisco Biscuit also acquired Stella d'Oro, a leading producer of breadsticks, breakfast biscuits, specialty cakes, pastries and snacks. This line of specialty items gave Nabisco Biscuit access to new areas within supermarkets, further broadening Nabisco's cookie and cracker portfolio.

    Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, NILLA WAFERS, BARNUM'S ANIMAL CRACKERS, BETTER CHEDDARS, HARVEST CRISPS, CHICKEN IN A BISKIT and CHEESE NIPS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    Nabisco Biscuit's products are manufactured in 13 Nabisco Biscuit-owned bakeries and in 16 facilities with which Nabisco Biscuit has production agreements. These facilities are located throughout the United States. Nabisco Biscuit is in the process of modernizing certain of its facilities. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 10 major distribution warehouses and 125 shipping branches where shipments are consolidated for delivery to approximately 111,000 separate delivery points. Nabisco believes this sophisticated distribution and delivery system provides it with a significant service advantage over its competitors.

    Specialty Products Company. The Specialty Products Company manufacturers and markets a broad range of food products, with sauces and condiments, pet snacks, Mexican foods and hot cereals representing the largest categories. Many of its products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, ORTEGA Mexican foods, CREAM OF WHEAT hot cereals, ROYAL desserts and COLLEGE INN broths.

    Specialty Products' primary entries in the sauce and condiment segments are
A.1. and A.1. BOLD steak sauces, the leading lines of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard. Specialty Products also markets REGINA wine vinegar, the leader in its segment of the vinegar market. A.1., GREY POUPON and REGINA products are manufactured in one facility.

    Specialty Products is the leading manufacturer of pet snacks in the United States with MILK-BONE dog biscuits. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, DOG TREATS and BUTCHER'S CHOICE. Pet snacks are produced at a single manufacturing facility.

    Specialty Products produces shelf-stable Mexican foods under its ORTEGA brand name. Specialty Products also participates in the dry mix dessert category with ROYAL gelatins and puddings and the non-dessert gelatin category with KNOX unflavored gelatins and has lines of regional products including COLLEGE INN broths, VERMONT MAID syrup, MY-T-FINE puddings, DAVIS baking powder and BRER RABBIT molasses and syrup. ROYAL gelatins and puddings, KNOX gelatins and MY-T-FINE puddings are manufactured in one facility.

    Nabisco, through the Specialty Products Company, manufactures hot cereals, participating in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment and eight varieties of INSTANT CREAM OF WHEAT participate in the mix-in-bowl segment. Hot cereals are manufactured in one facility. Quaker Oats Company is the most significant participant in the hot cereal category.

    Specialty Products sells to retail grocery chains through independent brokers and to drugstores, mass merchandisers and other major retail outlets through a direct sales force. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group.

    LifeSavers Company. The LifeSavers Company manufactures and markets hard roll and bite-size candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS hard roll and bite-size candy, BREATH SAVERS sugar free mints, BUBBLE YUM bubble gum, CARE*FREE sugarless gum, NOW & LATER fruit chewy taffy and LIFE SAVERS GUMMI

SAVERS fruit chewy candy. Based on 1994 net sales, LIFE SAVERS is the largest selling hard roll candy in the United States, with a 21.4% share of the hard roll candy category, BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling chunk bubble gum in the United States. LifeSavers' products are seasonally strongest in the fourth quarter.

    LifeSavers sells its products in the United States primarily to grocery stores, drug stores, mass merchandisers, convenience stores, membership club stores and food service, military and vending machine suppliers. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group. LifeSavers currently owns and operates four manufacturing facilities.

    Planters Company. The Planters Company produces and/or markets nuts and snacks largely for sale in the United States, primarily under the PLANTERS trademark. PLANTERS nuts are the clear leader in the packaged nut category, with a market share of six times that of its nearest competitor. Planters' products are commodity oriented and are seasonally strongest in the fourth quarter.

    Planters sells its products in the United States primarily to grocery stores, drug stores, mass merchandisers, convenience stores, membership club stores and food service, military and vending machine suppliers. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group. Planters currently owns and operates two manufacturing facilities.

    Food Service Company. The Food Service Company sells through non-grocery channels a variety of specially packaged food products of the Nabisco Biscuit, LifeSavers, Planters, Fleischmann's and Specialty Products Companies, including cookies, crackers, hot cereals, sauces and condiments for the food service and vending machine industry. Food Service is also a leading regional supplier of premium frozen pies to in-store supermarket bakeries, wholesale clubs and food service accounts through Plush Pippin Corporation. Food Service provides Nabisco with an additional distribution method for its products. The Food Service products are distributed by Nabisco's Sales & Integrated Logistics Group.

    Fleischmann's Company. The Fleischmann's Company manufactures and markets various margarines and spreads as well as a no-fat egg product, EGG BEATERS.

    Fleischmann's margarine business is the second largest margarine producer in the United States. Fleischmann's currently participates in all segments of the margarine category, with FLEISCHMANN'S, BLUE BONNET and MOVE OVER BUTTER. Fleischmann's margarines are manufactured in three facilities. Fleischmann's is the market leader in the healthy packaged egg category with EGG BEATERS. Distribution for the Fleischmann's Company is principally direct from plant to retailer warehouse and through Nabisco's Sales & Integrated Logistics Group.

    Sales and Integrated Logistics Group. The Sales & Integrated Logistics Group handles sales and distribution for the Specialty Products, LifeSavers, Planters and Fleischmann's Companies and distribution for the Food Service Company. Their products are sold to retail grocery chains through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other major retail outlets through the direct sales force. The products are distributed from twelve distribution centers located throughout the United States.

INTERNATIONAL FOOD GROUP OPERATIONS

    Nabisco Brands Ltd. Nabisco Brands Ltd conducts Nabisco's Canadian operations through a biscuit division, a grocery division and a food service division. Excluding private label brands, the biscuit division produced nine of the top ten cookies and nine of the top ten crackers in Canada in 1994. Nabisco Brands Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 11 sales offices and distribution centers and a combination of public and private carriers. Nabisco Brands Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Brands Ltd's grocery division produces and markets canned fruits and vegetables, fruit juices and drinks and pet snacks. The grocery division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits, vegetables, soups and fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The grocery division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Brands Ltd's grocery division operated six manufacturing facilities in 1994, five of which were devoted to canned products, principally fruits and vegetables, and one of which produced pet snacks. The grocery division's products are sold directly to retail chains and are distributed through six regional warehouses.

    Nabisco Brands Ltd's food service division sells a variety of specially packaged food products including cookies, crackers and canned fruits and vegetables as well as condiments to non-grocery outlets. The food service division has its own sales and marketing organization and sources product from Nabisco Brands Ltd's other divisions.

    Nabisco International. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, other grocery items, industrial yeast and bakery ingredients. Nabisco International also exports a variety of Nabisco, Inc. products to markets in Europe and Asia from the United States. Nabisco International is one of the largest multinational packaged food businesses in Latin America.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO brand, yeast, baking powder and bakery ingredients under the FLEISCHMANN'S and ROYAL brands, desserts and drink mixes under the ROYAL brand, processed milk products under the GLORIA brand and canned fruits and vegetables under the DEL MONTE brand pursuant to a license from the Del Monte Corporation. Nabisco International's largest market is Brazil, where it operates 15 plants. Nabisco International is the market leader in powdered desserts in most of Latin America, the yeast category in Brazil and certain other Latin American countries, biscuits in Peru, Spain, Venezuela and Uruguay, and canned vegetables in Venezuela. Nabisco International also maintains a strong position in the processed milk category in Brazil. In Argentina, Nabisco International acquired 71% of Establecimiento Modelo Terrabusi S.A. in April 1994 and increased its interest in the Argentine biscuit and pasta company to approximately 99% in October and November 1994. Nabisco International now has operations in 17 Latin American countries.

    Nabisco International significantly increased its presence in Europe through the 1993 acquisition of 50% of each of Royal Brands S.A. in Spain and Royal Brands Portugal. The remaining 50% of each was purchased in May 1994. Nabisco International's products in Spain now include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark and various other foods, including canned meats and juices.

    Nabisco International's grocery products are sold to retail outlets through its own sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own sales forces and independent distributors.

RAW MATERIALS

    Various agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are purchased on the commodities market and through supplier contracts. Prices of agricultural commodities tend to fluctuate due to various seasonal, climatic and economic factors which generally also affect Nabisco's competitors. Nabisco believes that all of the raw materials for its products are in plentiful supply and are readily available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which the Domestic Food Group and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which the Domestic Food Group and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. Nabisco does not believe that such licensing arrangements have a material effect on the conduct of its domestic or international business.

                                 OTHER MATTERS

ENVIRONMENTAL MATTERS

    The U.S. Government and various state and local governments have enacted or adopted laws and regulations concerning protection of the environment. The regulations promulgated by the Environmental Protection Agency and other governmental agencies under various statutes have resulted in, and will likely continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

    Certain subsidiaries of the Registrants have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to fifteen sites.

    The Registrants' subsidiaries have been engaged in a continuing program to assure compliance with such laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, the Registrants do not expect such expenditures or other costs to have a material adverse effect on the financial condition of either of the Registrants.

EMPLOYEES

    At December 31, 1994, the Registrants together with their subsidiaries had approximately 70,600 full time employees. None of RJRT's operations are unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confection and Tobacco Workers Union, which was ratified in September 1992 and which will expire in September 1996. Other unions represent the employees of a number of Nabisco's operations and several of Tobacco International's operations are unionized. RJRN believes that its relations with these employees and with their unions are good.

  (d) Financial Information about Foreign and Domestic Operations and Export
Sales

    For information about foreign and domestic operations and export sales for the years 1992 through 1994, see "Geographic Data" in Note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information pertaining to the Registrants' assets by lines of business and geographic areas as of December 31, 1994 and 1993, see Note 15 to the Consolidated Financial Statements.

    For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

    In September 1994, nine putative class and derivative actions were filed by purported Holdings' stockholders in the Court of Chancery of the State of Delaware in and for New Castle County against members of the Holdings' board of directors, KKR and Holdings, as nominal defendant, challenging the proposed acquisition by Holdings of any interest in Borden. These actions alleged, among other things, that the agreement in principle for Holdings to purchase a 20% stake in Borden constituted a breach of fiduciary duty and waste of corporate assets in that the price paid by Holdings for its Borden stake would be inflated because it would include a control premium and that the issuance of new Holdings Common Stock would substantially dilute the cash value and shareholdings of the noncontrolling public stockholders of Holdings. On October 25, 1994, Holdings and KKR concluded that they were unable to reach a definitive agreement for the transaction contemplated by their agreement in principle. Shortly thereafter, the nine actions were consolidated. In December 1994, the parties entered into a proposed stipulation and order dismissing the litigation with prejudice and on the merits, but providing that the court would retain jurisdiction to consider an application by the plantiffs for fees and expenses. The order was entered by the court on February 11, 1995.

    For information about other litigation and legal proceedings, see "Litigation Affecting the Cigarette Industry" and "Other Matters--Environmental Matters" in Item 1.

                            ------------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

    The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either of the Registrants; however, it is possible that the results of operations or cash flows of the Registrants in particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE OFFICERS OF HOLDINGS

    The executive officers of Holdings are Charles M. Harper (Chairman of the Board and Chief Executive Officer), Lawrence R. Ricciardi (President and General Counsel), Eugene R. Croisant (Executive Vice President), Stephen R. Wilson (Executive Vice President and Chief Financial Officer), Robert S. Roath (Senior Vice President and Controller), John J. Delucca (Senior Vice President and Treasurer) and Jo-Ann Ford (Senior Vice President, Law). Mr. Roath and Ms. Ford are married. The following table sets forth certain information regarding such officers.

                                                  PRESENT PRINCIPAL OCCUPATION
                                                  OR EMPLOYMENT AND FIVE-YEAR
    NAME                    AGE                        EMPLOYMENT HISTORY
- -------------------------   ---   ------------------------------------------------------------
Charles M. Harper            67   May 1993-Present, Chairman and Chief Executive Officer;
                                    prior thereto, Chairman and Chief Executive Officer,
                                    ConAgra, Inc., 1981-1993.

Lawrence R. Ricciardi(1)     54   May 1993-Present, President and General Counsel; prior
                                    thereto, Co-Chairman and Chief Executive Officer and
                                    General Counsel, March 1993-May 1993; Executive Vice
                                    President and General Counsel, 1989-1993.

Eugene R. Croisant(2)        57   1989-Present, Executive Vice President of Human Resources
                                    and Administration.

Stephen R. Wilson            48   May 1993-Present, Executive Vice President and Chief
                                    Financial Officer; prior thereto, Senior Vice President,
                                    Corporate Development, 1990-1993; General Manager, North
                                    America, Franklin Mint, 1989-1990.

Robert S. Roath              52   1991-Present, Senior Vice President and Controller; prior
                                    thereto, Vice President and Controller, 1990-1991; Vice
                                    President and Corporate Controller, Colgate-Palmolive
                                    Company, 1988-1990.

John J. Delucca              51   September 1993-Present, Senior Vice President and Treasurer;
                                    Treasurer of Nabisco Holdings Corp. October 1994-February
                                    1995; prior thereto, Managing Director and Chief Financial
                                    Officer, Hascoe Associates, 1991-1993; President and Chief
                                    Financial Officer, Lexington Group, 1990-1991; Senior Vice
                                    President, Finance and Managing Director, Trump Group,
                                    1988-1990.

Jo-Ann Ford                  39   Effective March 3, 1995, Senior Vice President, Law and
                                    Secretary; Vice President, Assistant General Counsel and
                                    Secretary since July 1994; prior thereto, Vice President
                                    and Assistant General Counsel, 1991-1994; Senior Counsel,
                                    1990-1991; Counsel, Exxon Corporation, 1988-1990.

- ------------

(1) Mr. Ricciardi, in anticipation of retirement, will cease to be an executive officer of Holdings effective March 3, 1995. Steven F. Goldstone, has been appointed General Counsel effective March 3, 1995. Mr. Goldstone will remain a partner of Davis Polk & Wardwell, and has been a partner of such law firm since 1978.

(2) Mr. Croisant, in anticipation of retirement, will cease to be an executive officer of Holdings effective March 3, 1995. Mr. Gerald I. Angowitz, Vice President, Human Resources and Administration of RJRN since 1993, has been appointed Senior Vice President, Human Resources and Administration of Holdings, effective March 3, 1995. Mr. Angowitz was Vice President, Benefits of RJRN, 1991-1993, and was previously a principal in Kwasha Lipton, an international benefits consulting firm.

EXECUTIVE OFFICERS OF RJRN NOT LISTED ABOVE

    Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of each executive officer of RJRN, other than those listed above.

                                                PRESENT PRINCIPAL OCCUPATION
                                                OR EMPLOYMENT AND FIVE-YEAR
    NAME                  AGE                        EMPLOYMENT HISTORY
- -----------------------   ---   ------------------------------------------------------------
H. John Greeniaus         50    October 1994-Present, President, Chief Executive Officer and
                                  Director, Nabisco Holdings Corp. and Nabisco, Inc.; prior
                                  thereto, Chairman and Chief Executive Officer, Nabisco,
                                  Inc., 1993-October 1994. President, Nabisco Holdings
                                  Corp., 1992-1993, President and Chief Executive Officer,
                                  Nabisco Holdings Corp., 1987-1991.

James W. Johnston         48    1989-Present, Chairman and Chief Executive Officer, R. J.
                                  Reynolds Tobacco Company; Chairman, R. J. Reynolds Tobacco
                                  International, Inc. since 1993.

Anthony J. Butterworth    57    1993-Present, President and Chief Executive Officer, R. J.
                                  Reynolds Tobacco International, Inc.; prior thereto,
                                  Managing Director and Chief Executive Officer, London
                                  International Group plc, 1991-1993; Chief Operating
                                  Officer, London International Group plc, 1989-1991.

James J. Postl            49    December 1994-Present, President and Chief Executive
                                  Officer, Nabisco International, Inc. and Senior Vice
                                  President, Nabisco Holdings Corp.; prior thereto,
                                  President and Chief Operating Officer, Nabisco
                                  International, Inc., February-December 1994; President,
                                  Hostess Frito-Lay, Canada and President, Americas, PepsiCo
                                  Foods International, 1991-1994; Area/Group Vice President,
                                  PepsiCo Foods International, 1986-1991.

M.B. Oglesby, Jr.         52    1989-Present, Senior Vice President, Government Affairs.

J. Thomas Pearson         53    1988-Present, Senior Vice President, Taxation.

Jason H. Wright           34    February 1994-Present, Senior Vice President of Worldwide
                                  Communications; prior thereto, Vice President of Worldwide
                                  Communications, 1993-1994; Vice President of Financial
                                  Communications, 1990-1993; Director of Corporate
                                  Communications, Aetna Life & Casualty, 1988-1990.

Jeffrey A. Kuchar         40    1993-Present, Vice President and General Auditor; prior
                                  thereto, Director of Finance and Business Development,
                                  Specialty Products Company, Nabisco, Inc., 1993; Director
                                  of Financial Planning, Specialty Products Company,
                                  Nabisco, Inc., 1992-1993; Assistant Corporate Controller,
                                  1987-1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock is listed and traded on the New York Stock Exchange (the "NYSE"). Since completion of the Acquisition there has been no public trading market for the common stock of RJRN.

    As of January 31, 1995, there were approximately 65,000 record holders of the Common Stock. All of the common stock of RJRN is owned by Holdings. The Common Stock closing price on the NYSE for February 17, 1995 was $5 5/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal:

                                                           HIGH              LOW
                                                       -------------    -------------
1994:
  First Quarter.....................................   $       8 1/8    $       5 5/8
  Second Quarter....................................               7            5 1/2
  Third Quarter.....................................           7 1/8            5 5/8
  Fourth Quarter....................................           7 1/4           5 5/16


                                                           HIGH              LOW
                                                       -------------    -------------
1993:
  First Quarter.....................................   $       9 1/4    $       7 5/8
  Second Quarter....................................           8 1/8            5 1/8
  Third Quarter.....................................           5 7/8            4 1/2
  Fourth Quarter....................................           7 3/8            4 3/8

    The Board of Directors of Holdings has declared an initial quarterly cash dividend of $.075 per share payable on April 1, 1995 to holders of record as of March 10, 1995. Holdings expects to continue to pay a quarterly cash dividend on its common stock of $.075 per share or $.30 per share on an annualized basis. Cash dividends paid by RJRN to Holdings are set forth in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

     The operations of the Registrants are conducted through RJRN's subsidiaries and, therefore, the Registrants are dependent on the earnings and cash flow of RJRN's subsidiaries to satisfy their respective obligations and other cash needs. The Credit Agreements and certain policies adopted by the Board of Directors of Holdings limit the payment by Holdings of dividends on the Common Stock in excess of certain specific amounts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Condition" and "-Holdings' Board of Directors
Policies" and Note 10 to the Consolidated Financial Statements. Holdings does not believe that the provisions of its Credit Agreements or its adopted policies concerning distributions to stockholders will limit its ability to pay its anticipated quarterly dividends.

    The Board of Directors of Holdings has approved a one-for-five reverse split of the Common Stock, which will be submitted to Holdings' stockholders for approval at its annual meeting in April 1995. If approved, the reverse stock split would result in a dividend and earnings per share that are five times higher with a corresponding reduction in the number of shares outstanding.

    Holdings has indicated that, under normal circumstances, it does not plan to issue additional equity securities for purposes of balance sheet improvement.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of RJR Nabisco Holdings Corp. ("Holdings") presented below as of December 31, 1994 and 1993 and for each of the years in the three-year period ended December 31, 1994 was derived from the consolidated financial statements of Holdings (the "Consolidated Financial Statements"), which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the consolidated financial data of Holdings presented below as of December 31, 1992, 1991 and 1990 and for each of the years in the two year period ended December 31, 1991 was derived from the audited consolidated financial statements of Holdings as of December 31, 1992, 1991 and 1990 and for the years ended December 31, 1991 and 1990, and are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)       1994       1993       1992       1991       1990
                                                    -------    -------    -------    -------    -------
RESULTS OF OPERATIONS
 Net sales.......................................   $15,366    $15,104    $15,734    $14,989    $13,879
                                                    -------    -------    -------    -------    -------
 Cost of products sold...........................     6,977      6,640      6,326      6,088      5,652
 Selling, advertising, administrative and
   general expenses..............................     5,210      5,731      5,788      5,358      4,801
 Amortization of trademarks and goodwill.........       629        625        616        609        608
 Restructuring expense...........................     --           730        106      --         --
                                                    -------    -------    -------    -------    -------
   Operating income(1)...........................     2,550      1,378      2,898      2,934      2,818
 Interest and debt expense.......................    (1,065)    (1,209)    (1,449)    (2,217)    (3,176)
 Other income (expense), net.....................      (110)       (58)         7        (69)       (44)
                                                    -------    -------    -------    -------    -------
   Income (loss) before income taxes.............     1,375        111      1,456        648       (402)
 Provision for income taxes......................       611        114        680        280         60
                                                    -------    -------    -------    -------    -------
   Income (loss) before extraordinary item.......       764         (3)       776        368       (462)
 Extraordinary item--(loss) gain on early
   extinguishments of debt, net of income
taxes............................................      (245)      (142)      (477)     --            33
                                                    -------    -------    -------    -------    -------
 Net income (loss)...............................       519       (145)       299        368       (429)
 Preferred stock dividends.......................       131         68         31        173         50
                                                    -------    -------    -------    -------    -------
 Net income (loss) applicable to common stock....   $   388    $  (213)   $   268    $   195    $  (479)
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
PER SHARE DATA
 Income (loss) before extraordinary item per
   common and common equivalent share(2).........   $  0.41    $ (0.05)   $  0.55    $  0.22    $ (1.19)
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
 Pro forma income (loss) before extraordinary
   item per common and common equivalent
   share(3)......................................   $  2.06    $ (0.26)   $  2.73    $  1.10    $ (5.93)
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
 Dividends per share of Series A Preferred
Stock(4).........................................   $  2.92    $  3.34    $  3.34    $  0.49      --
 Dividends per share of Series C Preferred
Stock(4).........................................   $  3.94      --         --         --         --
BALANCE SHEET DATA
 (AT END OF PERIODS)
 Working capital(5)..............................   $(1,231)   $   202    $   730    $   165    $(1,089)
 Total assets....................................    31,408     31,295     32,041     32,131     32,915
 Total debt(5)...................................    11,149     12,448     14,218     14,531     18,918
 Redeemable preferred stock(6)...................     --         --         --         --         1,795
 Stockholders' equity(7).........................    10,908      9,070      8,376      8,419      2,494

                                                   (Footnotes on following page)

(Footnotes from preceding page)

- ------------

(1) The 1992 amount includes a gain of $98 million on the sale of the ready-to-eat cold cereal business.

(2) The loss before extraordinary item per common and common equivalent share reported for the year ended December 31, 1993 would have increased by $.17 per share if the weighted average number of shares of Series A Depositary Shares (as defined below) outstanding during the period had been excluded from the earnings per share calculation.

(3) Amounts reflect a one-for-five reverse split approved by the Board of Directors of Holdings which will be submitted to Holdings' stockholders for approval at its annual meeting in April 1995.

(4) On November 8, 1991, Holdings issued 52,500,000 shares of Series A Conversion Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), and sold 210,000,000 $.835 depositary shares (the "Series A Depositary Shares"), each of which represented one-quarter of a share of Series A Preferred Stock. On May 6, 1994, Holdings issued 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), and sold 266,750,000 Series C Depositary Shares (the "Series C Depositary Shares"), each of which represented one-tenth of a share of Series C Preferred Stock. On November 15, 1994, each outstanding Series A Depositary Share converted into one share of Holdings Common Stock.

(5) Working capital at December 31, 1994 included $1.35 billion of borrowings under the Nabisco 1994 Credit Agreement, a substantial portion of which was used in connection with the refinancing of certain debt. On January 26, 1995, such borrowings were substantially reduced through the application of approximately $1.2 billion of net proceeds received from the initial public offering of 51,750,000 shares of Nabisco's Class A Common Stock.

(6) On December 16, 1991, an amendment to the Amended and Restated Certificate of Incorporation of Holdings was filed which deleted the provisions providing for the mandatory redemption of the redeemable preferred stock of Holdings on November 1, 2015. Accordingly, such securities were presented as a component of Holdings' stockholders' equity as of December 31, 1992 and 1991. Such securities were redeemed on December 6, 1993.

(7) Holdings' stockholders' equity at December 31 of each year from 1994 to 1990 includes non-cash expenses related to accumulated trademark and goodwill amortization of $3.644 billion, $3.015 billion, $2.390 billion, $1.774 billion and $1.165 billion, respectively.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    RJR Nabisco, Inc.'s ("RJRN") operating subsidiaries comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by Nabisco Holdings Corp. ("Nabisco Holdings") through its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Tobacco operations outside the United States are conducted by R. J. Reynolds Tobacco International, Inc. ("Tobacco International") and food operations outside the United States are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Brands Ltd.

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

                             RESULTS OF OPERATIONS

    Summarized financial data for Holdings is as follows:

                                                                                        % CHANGE FROM
                                                                                          PRIOR YEAR
                                                                                        --------------
                                                     1994        1993        1992       1994      1993
                                                    -------     -------     -------     -----     ----
                                                         (DOLLARS IN MILLIONS)
Net Sales:
 RJRT...........................................    $ 4,570     $ 4,949     $ 6,165        (8)%    (20)%
 Tobacco International..........................      3,097       3,130       2,862        (1)%      9%
                                                    -------     -------     -------
 Total Tobacco..................................      7,667       8,079       9,027        (5)%    (11)%
 Total Food.....................................      7,699       7,025       6,707        10%       5%
                                                    -------     -------     -------
                                                    $15,366     $15,104     $15,734         2%      (4)%
                                                    -------     -------     -------
                                                    -------     -------     -------
Operating Company Contribution(1):
 RJRT...........................................    $ 1,475     $ 1,200     $ 2,112        23%     (43)%
 Tobacco International..........................        755         644         575        17%      12%
                                                    -------     -------     -------
 Total Tobacco..................................      2,230       1,844       2,687        21%     (31)%
 Total Food.....................................      1,156         995         947        16%       5%
 Headquarters...................................       (207)       (106)       (112)      (95)%      5%
                                                    -------     -------     -------
                                                    $ 3,179     $ 2,733     $ 3,522        16%     (22)%
                                                    -------     -------     -------
                                                    -------     -------     -------
Operating Income:
 RJRT...........................................    $ 1,110     $   480     $ 1,704       131%     (72)%
 Tobacco International..........................        716         413         537        73%     (23)%
                                                    -------     -------     -------
 Total Tobacco..................................      1,826         893       2,241       104%     (60)%
 Total Food.....................................        931         624         769        49%     (19)%
 Headquarters...................................       (207)       (139)       (112)      (49)%    (24)%
                                                    -------     -------     -------
                                                    $ 2,550     $ 1,378     $ 2,898        85%     (52)%
                                                    -------     -------     -------
                                                    -------     -------     -------

INDUSTRY SEGMENTS

    The percentage contributions of each of Holdings' industry segments to net sales and operating company contribution during the last five years were as follows:

                                                    1994    1993    1992    1991    1990
                                                    ----    ----    ----    ----    ----
Net Sales:
 Total Tobacco...................................    50 %    53 %    57 %    57 %    58 %
 Total Food......................................    50      47      43      43      42
                                                    ----    ----    ----    ----    ----
                                                    100 %   100 %   100 %   100 %   100 %
                                                    ----    ----    ----    ----    ----
                                                    ----    ----    ----    ----    ----
Operating Company Contribution(1)(2):
 Total Tobacco...................................    66 %    65 %    74 %    75 %    77 %
 Total Food......................................    34      35      26      25      23
                                                    ----    ----    ----    ----    ----
                                                    100 %   100 %   100 %   100 %   100 %
                                                    ----    ----    ----    ----    ----
                                                    ----    ----    ----    ----    ----

                                                   (Footnotes on following page)

(Footnotes from preceding page)
- ------------

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

TOBACCO

    The tobacco business is conducted by RJRT and Tobacco International.

    1994 vs. 1993. Despite declines in net sales for both the domestic and international tobacco businesses, the worldwide tobacco business reported profit gains for 1994. RJRT's net sales decline resulted principally from overall lower pricing and volume which more than offset the impact of a higher proportion of sales from full price brands. Tobacco International's net sales decline was primarily attributable to a reduction in trade inventory levels and price repositioning in Canada and Puerto Rico which more than offset higher selling prices and volume. Overall, net sales from the worldwide tobacco business amounted to $7.67 billion in 1994, a decline of 5% from the 1993 level of $8.08 billion. Worldwide volume for 1994 was flat compared to 1993. Operating company contribution for the worldwide tobacco business grew to $2.23 billion in 1994 from $1.84 billion in 1993, an increase of 21% that resulted from improved margins in both the domestic and international businesses. Operating income for the worldwide tobacco business rose to $1.83 billion in 1994, an increase of 104% from the 1993 level of $893 million, as a result of the increase in operating company contribution discussed above and the 1993 restructuring expense of $544 million.

    Net sales for RJRT amounted to $4.57 billion in 1994, a decrease of 8% from the 1993 level of $4.95 billion. The decrease primarily reflects the impact of industry-wide price reductions on full price brands (approximately $500 million) which went into effect during the second half of 1993, lower volume in the savings segment (approximately $60 million) primarily due to RJRT's decision to be more selective in its participation in that segment and lower volume in the full price segment (approximately $300 million) primarily due to increased competitor activities during the second half of 1994. These factors more than offset the impact of a higher proportion of sales from full price brands (approximately $400 million), higher selling prices in the savings segment (approximately $60 million) and higher selling prices in the full price segment during the fourth quarter of 1994 as compared to the fourth quarter of 1993 (approximately $40 million). RJRT's operating company contribution was $1.48 billion in 1994, a 23% increase from the 1993 level of $1.20 billion, as reduced promotional and selling expenses (approximately $650 million) more than offset the decline in net sales. RJRT's operating income was $1.11 billion in 1994, an increase of 131% from the 1993 level of $480 million. The increase in operating income for 1994 from the prior year reflects the increase in RJRT's operating company contribution discussed above and the 1993 restructuring expense of $355 million.

    Tobacco International recorded net sales of $3.10 billion in 1994, a decrease of 1% from the 1993 level of $3.13 billion. The net sales decrease for 1994 primarily resulted from a reduction in trade inventory levels (approximately $75 million), repositioning of prices in Canada and Puerto Rico to enhance brand competitiveness (approximately $60 million), and unfavorable foreign exchange developments, primarily in Europe and the Middle East (approximately $30 million), which were offset in part by higher selling prices throughout Tobacco International's international markets (approximately $70 million) and an increase in volume in certain regions (approximately $60 million). Tobacco International's operating company contribution rose to $755 million in 1994, an increase of 17% compared to the 1993 level of $644 million. The increase in operating company contribution for 1994 was due to lower product costs in all regions (approximately $100 million), reduced promotional expenses (approximately $70 million), the higher selling prices (approximately $70 million) and higher volume (approximately $15 million), which more than offset price repositioning in Canada and Puerto Rico (approximately $50 million), the reduction in trade inventories (approximately $30 million), higher operating expenses to support expansion of business activity primarily in Eastern Europe (approximately $30 million) and unfavorable foreign exchange developments (approximately $20 million). Tobacco International's operating income was $716 million in 1994, an increase of 73% from the 1993 level of $413 million. The increase in operating income reflects the increase in Tobacco International's operating company contribution discussed above and the 1993 restructuring expense of $189 million.

    1993 vs. 1992. The worldwide tobacco business experienced continued net sales growth in its international business which was more than offset by a significant sales decline in the domestic business, resulting in reported net sales of $8.08 billion in 1993, a decline of 11% from the 1992 level of $9.03 billion. Operating company contribution for the worldwide tobacco business of $1.84 billion in 1993 declined 31% from the 1992 level of $2.69 billion, reflecting sharp reductions for the domestic business which were partially offset by gains in the international business. Operating income for the worldwide tobacco business in 1993 of $893 million declined 60% from $2.24 billion in 1992, reflecting the lower operating company contribution and a $544 million restructuring expense in 1993 versus a restructuring expense of $43 million in 1992. The 1993 restructuring expense includes expenses to streamline both the domestic and international operations through administrative, manufacturing and sales personnel reductions and the rationalization of manufacturing and office facilities.

    Net sales for RJRT amounted to $4.95 billion in 1993, a decline of 20% from the 1992 level, reflecting the impact of industry-wide price reductions and price discounting on higher price brands (approximately $700 million), a higher proportion of sales from lower price brands (approximately $600 million) and an overall volume decline of approximately 3.6% (approximately $300 million), that more than offset benefits of earlier price increases in full price brands (approximately $400 million). The impact of the 1993 decrease in overall volume resulted mainly from the decline in the full-price segment. Growth in lower price brands was slowed in the second half of 1993 by net price reductions on full-price brands. RJRT's operating company contribution was $1.20 billion in 1993, a 43% decline from the 1992 level of $2.11 billion, primarily due to the lower net sales (approximately $1.2 billion), offset in part by lower promotional expenses on savings brands (approximately $200 million). RJRT's operating income was $480 million in 1993, a decline of 72% from $1.7 billion in 1992. The decline in operating income reflected the lower RJRT operating company contribution as well as a restructuring expense of $355 million in 1993 which is significantly higher than the $43 million restructuring expense recorded in 1992.

    Tobacco International recorded net sales of $3.13 billion in 1993, an increase of 9% from the 1992 level, due to higher volume in all regions of business (approximately $274 million), favorable pricing in certain regions (approximately $71 million), the expansion of markets through ventures in Eastern Europe and Turkey (approximately $23 million) and contract sales to the Russian Federation (approximately $9 million), which more than offset unfavorable currency developments in Western Europe (approximately $104 million). Tobacco International's operating company contribution rose to $644 million in 1993, an increase of 12% compared to the prior year due to higher volume (approximately $112 million) and pricing (approximately $71 million) which was offset in part by higher operating expenses (approximately $80 million) and to a lesser extent foreign currency developments (approximately $12 million) and unfavorable product mix (approximately $17 million). Tobacco International's operating income was $413 million for 1993, a decline of 23% from the 1992 level. The decline in operating income reflects a restructuring expense of $189 million in 1993 that more than offset the increase in operating company contribution.

    Impact of Competitive Activity

    RJRT's largest U.S. competitor announced competitive initiatives in April 1993 that ultimately resulted in significant changes in the U.S. cigarette market. These competitive actions and responses by RJRT and other competitors effectively lowered the retail price of full price cigarette brands and raised the price of the most highly discounted brands in the second half of 1993. This resulted in a market comprised of a full price tier and a lower price tier of products (as opposed to the three or more tiers that had previously existed) and in smaller relative price differences between brands in different tiers.

    The costs of responding to these competitive initiatives and the decrease in list prices for full price cigarette brands of approximately 40 cents per pack were primarily responsible for the sharp decline in RJRT's operating company contribution in 1993 because net price increases of approximately 12 cents per pack (including the price increase referenced below) in the most highly discounted brands did not and are not expected to offset the lower margins on full price brands. Notwithstanding these lower margins, full price brands remain more profitable than lower price brands, which consist of certain national brands designed to have a lower price and private label brands for retailers and distributors. The private label brands are generally the least profitable of RJRT's brands, but are important to facilitate RJRT's service to wholesale and retail customers.

    Although RJRT's full price volume as a percentage of total volume declined to 56% in 1993 from 65% in 1992, lower retail prices on full price brands since the third quarter of 1993 have resulted in an increase in full price volume as a percentage of total volume to 60% in 1994. The higher mix of full price volume occurred despite significantly reduced promotional expenses on full price brands during this period.

    During the fourth quarter of 1993, RJRT increased the list price of all of its brands by 4 cents per pack, a move that its competitors generally matched. The increases reflected an improvement in the stability of the competitive environment that began in the fourth quarter of 1993. This improved stability continued through 1994 and, together with operating cost reductions and favorable product mix shifts, improved margins. However, 1994 profit margins remain below first quarter 1993 levels and experienced some deterioration in the last quarter of 1994 as a result of increases in marketing expenses to protect and build market share. RJRT is unable to predict whether 1994's pricing stability and profit margins are sustainable.

    1994 Governmental Activity. Congress enacted legislation effective January 1, 1994 (the Omnibus Budget Reconciliation Act of 1993) that assesses financial penalties against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace this domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas are currently being negotiated by the United States and overseas tobacco producers. Domestic content requirements and tariff rate quotas increased raw material costs slightly in 1994 and may do so again in the future. RJRT is unable to predict the impact of these import barriers on raw material costs while the tariff rate quotas are still being negotiated.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard and RJRT and other members of the U.S. cigarette industry were asked to provide voluntarily certain documents and other information to Congress and the FDA. RJRT is unable to predict the outcome of any Congressional deliberations or the likelihood that the FDA will assert jurisdiction over cigarettes in some manner. Were the FDA to assert jurisdiction in a manner that materially restricts the availability of cigarettes to consumers, it would likely have a significant adverse effect on RJRT.

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

    In July 1994, an amendment to a Florida statute became effective which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. Similar legislation, without Florida's elimination of these defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome if filed. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994.
On February 20, 1995, RJRT and Philip Morris Companies Incorporated filed a petition with the Supreme Court of Florida to prohibit Florida's Agency for Health Care Administration and the Department of Business and Professional Regulation from filing and maintaining a lawsuit against the tobacco industry under this statute. A suit against the tobacco industry under this statute was filed on February 21, 1995. See Note 11 to the Consolidated Financial Statements.

    Various states and local jurisdictions enacted legislation imposing various restrictions on public smoking, increasing excise taxes and designating a portion of the increased cigarette excise taxes to fund anti-smoking programs, health care programs or cancer research. Many employers also initiated programs restricting or eliminating smoking in the workplace.

    It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Tobacco International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Tobacco International or the cigarette industry generally.

    For a description of certain litigation affecting RJRT and its affiliates, see Note 11 to the Consolidated Financial Statements.

FOOD

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Fleischmann's Companies (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Brands Ltd and Nabisco International (collectively, the "International Food Group"). Nabisco Brands Ltd was recently shifted from the Domestic Food Group (formerly the North American Food Group) to the International Food Group. Accordingly, prior periods have been restated to conform to the 1994 presentation.

    1994 vs. 1993. Nabisco reported net sales of $7.70 billion in 1994, an increase of 10% from the 1993 level of $7.03 billion, with the Domestic Food Group up 4% and the International Food Group up 28%. The Domestic Food Group increase was primarily attributable to significant volume gains at Nabisco Biscuit Company, reflecting the success of new product introductions and product line extensions in the U.S. biscuit market (approximately $215 million) and volume increases from the Specialty Products Company (approximately $13 million). The International Food Group increase was primarily the result of the favorable impact of recent acquisitions (approximately $345 million) and improved business conditions in Brazil (approximately $70 million) as a result of its second-half economic recovery.

    Nabisco's operating company contribution was $1.16 billion in 1994, an increase of 16% from the 1993 level of $995 million, with the Domestic Food Group up 14% and the International Food Group up 27%. The Domestic Food Group increase for 1994 was primarily due to the increase in net sales (approximately $40 million) and savings from productivity programs (approximately $135 million), including previously established restructuring programs, which were offset in part by competitive pricing pressures (approximately $35 million) and the absence of a 1993 gain on the sale of certain assets (approximately $17 million). The International Food Group increase in operating company contribution for 1994 was primarily due to recent acquisitions (approximately $40 million) and strong results in Canada (approximately $7 million), partially offset by unfavorable business results in Mexico (approximately $7 million). The devaluation of the Mexican peso was not material to earnings in 1994.

    Nabisco's operating income was $931 million in 1994, an increase of 49% from the 1993 level of $624 million, as a result of the increase in operating company contribution discussed above and the 1993 restructuring expense of $153 million.

    1993 vs. 1992. Nabisco reported net sales of $7.03 billion in 1993, an increase of 5% from 1992. Excluding the 1992 operating results of the ready-to-eat cold cereal business, which was sold at the end of that year, net sales in 1993 increased 9% from 1992, resulting from higher volume (approximately $260 million), sales from recently acquired businesses (approximately $270 million) and modest price increases in both the Domestic Food Group (approximately $65 million) and the International Food Group (approximately $15 million). The Domestic Food Group's volume increase (approximately $210 million) was primarily attributable to the success of new product introductions in the U.S., including the SNACKWELL'S line of low fat/fat free cookies and crackers, FAT FREE NEWTONS, LIFE SAVERS GUMMI SAVERS candy and the PLANTERS stand-up bag line of peanuts and snacks. The International Food Group's net sales increased as a result of the 1993 acquisitions in Spain and Peru (approximately $108 million) and higher volume (approximately $50 million) and prices (approximately $15 million) from its Latin American businesses.

    Nabisco's operating company contribution of $995 million in 1993 was 5% higher than the 1992 amount. Excluding the 1992 operating results of the ready-to-eat cold cereal business, operating company contribution increased 14%, with the Domestic Food Group up 15% and the International Food Group up 5%. The Domestic Food Group's increase was primarily due to the gain in net sales (approximately $45 million), savings from productivity programs (approximately $150 million), contributions from the recently acquired businesses (approximately $15 million) and the $17 million gain on sale of certain assets, offset in part by higher expenses for consumer marketing programs (approximately $40 million) and competitive pricing pressures (approximately $75 million). The International Food Group increased operating company contribution through acquisitions (approximately $10 million).

    Nabisco's operating income was $624 million in 1993, a decrease of 19% from 1992, as a result of the $153 million restructuring expense in 1993, which was significantly higher than the restructuring expense of $63 million recorded in 1992. The effect of the restructuring expenses more than offset the gain in operating company contribution. Excluding the 1992 operating results of the ready-to-eat cold cereal business and the related gain on its sale, as well as the restructuring expenses in both 1993 and 1992, Nabisco's operating income was up 16% as a result of the increase in operating company contribution. The 1993 restructuring expense primarily consists of expenses related to the reorganization and downsizing of manufacturing and sales functions which reduced personnel costs, both domestically and internationally, in order to improve productivity and, to a lesser extent, the rationalization of facilities.

RESTRUCTURING EXPENSE

    Holdings recorded a pre-tax restructuring expense of $730 million in the fourth quarter of 1993 ($467 million after-tax) related to a program announced on December 7, 1993. The restructuring program was undertaken in response to a changing consumer product business environment and to streamline operations and improve profitability. The program was implemented in the latter part of 1993. Approximately 75% of the restructuring program will require cash outlays of which approximately $300 million was spent as of the end of 1994. As an offset to the cash outlays, after-tax cash savings of approximately $140 million were realized as of the end of 1994. Holdings expects future annual after-tax cash savings to be in the range of approximately $200 million to $225 million.

    The cost of providing severance pay and benefits for the reduction of approximately 6,000 employees (approximately 4,400 positions eliminated by the end of 1994) throughout the domestic and international food and tobacco businesses was approximately $400 million of the pre-tax charge and is primarily a cash expense. Actual charges for severance pay and benefits through December 31, 1994 amounted to approximately $250 million. The workforce reduction was undertaken in order to make fundamental changes to the cost structure of the domestic tobacco business in the face of acute competitive activity in that business and to take advantage of cost savings opportunities in other businesses through process efficiency improvements. Legislation enacted during the third quarter of 1993 stipulated that, effective January 1, 1994, financial penalties would be assessed against manufacturers if cigarettes produced in the United States did not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. As a result, the domestic and international tobacco businesses accrued approximately $70 million of related restructuring charges resulting from a reassessment of raw material sourcing and production arrangements. In addition, a shift in pricing strategy designed to gain market share by RJRT's largest competitor led to a redeployment of spending and changes in sales and distribution strategies that resulted in a restructuring charge of approximately $80 million primarily related to contract termination costs. Abandonment of leases related to the above changes in the businesses resulted in approximately $60 million of restructuring charges. The remainder of the charge, approximately $120 million, represents primarily non-cash costs to rationalize and close manufacturing and sales facilities in both the tobacco and food businesses to facilitate cost improvements. Charges related to these items amounted to approximately $250 million through December 31, 1994.

    As of December 31, 1994, the original estimates related to the food businesses have remained unchanged. However, changes have occurred in the original tobacco estimates. Due to stronger than anticipated demand for domestic tobacco products, the estimate of the amount of domestic production to be moved off-shore has been reduced, causing a domino-effect on domestic and international raw material sourcing and production strategies. The end result will be a reduction in the amount of domestic production moved to off-shore facilities and significant changes in sourcing and production among off-shore production facilities.

    As a result of this change, approximately 300 domestic tobacco employees originally anticipated to be terminated will be retained and approximately 200 additional international tobacco employees will be terminated. The financial impact of these changes is a credit to income of approximately $23 million related to the reduction in the cost of providing severance pay and benefits to domestic tobacco employees and an increase in the cost of providing such benefits to terminated international tobacco employees. In addition, the cost associated with the rationalization and abandonment of manufacturing and sales facilities was increased by approximately $21 million as it became evident that the original plan to find an alternative manufacturing use for a tobacco blending facility would not come to fruition. The net adjustment to operating income of the above changes is included in selling, advertising, administrative and general expense.

INTEREST EXPENSE

    1994 vs. 1993. Consolidated interest and debt expense of $1.06 billion in 1994 decreased 12% from 1993, primarily as a result of refinancings of debt during 1993 and 1994 and lower debt levels resulting primarily from the application of proceeds from the issuance of preferred stock to repay debt. These factors more than offset the impact of higher market interest rates during 1994, including the effects thereof on RJRN's interest rate derivative instruments described below.

    RJRN manages its interest rate exposure by adjusting its mix of floating rate debt and fixed rate debt. As part of such management of interest rate exposure, RJRN has entered into interest rate swaps, options, caps and other interest rate arrangements, including written options and other financial instruments having a risk profile substantially similar to written options. As a result of the impact of higher market interest rates during 1994, RJRN recognized additional interest expense of approximately $22 million associated with its interest rate derivative instruments. However, such interest rate derivative instruments resulted in lower interest expense during 1993 and 1992 of approximately $70 million and $15 million, respectively. Included in the 1994 additional interest expense is approximately $45 million related to RJRN's outstanding written options and interest rate derivatives with embedded written optionality, all of which were cancelled during 1994. Also as part of RJRN's ongoing management of its interest rate exposure during 1994, RJRN effectively neutralized the effects of any further changes in market interest rates on the remainder of its outstanding derivative interest rate instruments
through the purchase of offsetting positions.   Accordingly, as a result
of higher interest rates on the above instruments, approximately $39 million, $28 million and $5 million of additional interest expense remains to be recognized in 1995, 1996 and 1997, respectively.

    In 1994, RJRN adopted a policy to utilize interest rate derivative transactions that will adjust the mix of floating rate debt and fixed rate debt on a one for one basis.

    1993 vs. 1992. Consolidated interest and debt expense of $1.21 billion in 1993 decreased 17% from 1992, primarily as a result of the refinancings of debt that were completed during 1992 and 1993, lower debt levels from the application of net proceeds from the issuance of preferred stock in 1993 and lower effective interest rates which were partly attributable to declining market interest rates in 1993.

INCOME TAXES

    Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this increase to Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income tax rates and other effects of the new tax legislation. Also during 1993, Holdings' provision for income taxes was decreased by a $108 million credit primarily resulting from a change in the functional currency, for U.S. federal income tax purposes, relating to foreign branch operations.

NET INCOME

    1994 vs. 1993. Holdings' net income of $519 million in 1994 includes an after-tax extraordinary loss of $245 million related to the repurchase and redemption of debt during the year. Excluding the extraordinary loss in 1994, as well as a similar extraordinary item which resulted in a $142 million after-tax loss in 1993, Holdings would have reported net income of $764 million for 1994, an increase of $767 million from 1993. The increase results primarily from the improvement in operating company contribution by both the Tobacco and Food operations, the impact of lower interest expense and the

1993 restructuring expense of $730 million, offset in part by a $65 million charge related to the realignment of Headquarters' functions at the holding company discussed below.

    During the fourth quarter of 1994, Holdings approved and adopted a plan to realign Headquarters' functions, transferring certain responsibilities to the operating companies and significantly streamlining the holding company. The plan reflects expectations of a lower level of financings and other activities at the holding company as Holdings concludes the post-LBO period. The costs and expenses associated with this decision resulted in a charge of approximately $65 million before tax, a significant portion of which is a cash expense. The majority of the charge is related to accrued employee termination benefits for the 25% of Headquarters' employees terminated (approximately $40 million). This cost was incurred pursuant to a continuing plan for employee termination benefits that provides for the payment of specified amounts of severance and benefits to terminated employees. The remainder of the charge (approximately $25 million) is related to the abandonment of leases of certain corporate office facilities as a result of the realignment and streamlining and the reduced need for office space. The plan was implemented in the first quarter of 1995 and will be completed by year-end 1995. Anticipated annual future cash savings flowing from the plan are estimated at approximately $25 million before tax (approximately $16 million after tax).

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

    Holdings' net income (loss) applicable to its common stock for 1994, 1993 and 1992 of $388 million, ($213) million and $268 million, respectively, includes a deduction for preferred stock dividends of $131 million, $68 million and $31 million, respectively.

                       LIQUIDITY AND FINANCIAL CONDITION

DECEMBER 31, 1994

    Holdings continued to generate significant free cash flow in 1994. Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, was $0.8 billion for 1994 and $1.0 billion for 1993. The lower level of free cash flow for 1994 primarily reflects increased capital expenditures, higher taxes, interest and preferred stock dividends paid and an increase in operating working capital (primarily restructuring payments) which more than offset the higher operating company contribution by both the Tobacco and Food operations.

    The components of free cash flow are as follows:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1994      1993
                                                                            ------    -------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
OPERATING INCOME.........................................................   $2,550    $ 1,378
  Amortization of intangibles............................................      629        625
  Restructuring expense..................................................     --          730
                                                                            ------    -------
OPERATING COMPANY CONTRIBUTION...........................................    3,179      2,733
  Depreciation and other amortization....................................      522        524
  Increase in operating working capital..................................     (414)      (121)
  Capital expenditures...................................................     (670)      (615)
  Change in other assets and liabilities.................................       12        (21)
                                                                            ------    -------
OPERATING CASH FLOW*.....................................................    2,629      2,500
  Taxes paid.............................................................     (496)      (332)
  Interest paid..........................................................     (986)      (912)
  Dividends paid.........................................................     (395)      (241)
  Other, net.............................................................       17         19
                                                                            ------    -------
FREE CASH FLOW...........................................................   $  769    $ 1,034
                                                                            ------    -------
                                                                            ------    -------

- ------------

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

                                  ------------

    During 1994, Holdings and RJRN continued to enter into a series of transactions designed to refinance long-term debt, lower debt levels and lower interest costs, thereby improving the consolidated debt cost and maturity structure. As more fully described below, these transactions included the issuance of preferred stock and repurchase and redemption of certain debt obligations. As a result of these transactions, Holdings reduced the effective interest rate on its consolidated long-term debt from 8.4% at December 31, 1993 to 7.7% at December 31, 1994 despite the impact of higher market interest rates during 1994, including the effects thereof on RJRN's interest rate derivative instruments. Future effective interest rates may vary as a result of changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies. In addition, Holdings' outstanding total debt (notes payable and long-term debt, including current maturities) and total capital (total debt and total stockholders' equity) levels at December 31, 1994 amounted to approximately $11.1 billion and $22.1 billion, respectively, of which total debt is lower by approximately $1.3 billion and total capital is higher by approximately $539 million than the corresponding amounts at December 31, 1993. Furthermore, Holdings' ratio of total debt to total stockholders' equity at December 31, 1994 improved to 1.0-to-1 from 1.4-to-1 at December 31, 1993. RJRN's ratio of total debt to common equity at December 31, 1994 was 1.0-to-1 compared with 1.3-to-1 at December 31, 1993. Total current liabilities and long-term debt of RJRN's subsidiaries was approximately $4.8 billion at December 31, 1994.

    On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), in connection with the sale of 266,750,000 Series C Depositary Shares (the "Series C Depositary Shares") at $6.50 per depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares was applied to the redemption of RJRN's subordinated debentures on May 15, 1994 as discussed below. The remaining proceeds from the sale of the Series C Depositary Shares were used to repay indebtedness under the Registrants' credit agreement, dated as of December 1, 1991, as amended (the "1991 Credit Agreement"), and for short-term liquid investments until they were applied to redeem certain of RJRN's sinking fund debentures as discussed below.

    On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures due May 15, 2001, the 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 and the 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures") at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively, plus accrued interest. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement.

    On November 15, 1994, the 210,000,000 outstanding $.835 Depositary Shares ("Series A Depositary Shares"), which represented 52,500,000 shares of Series A Conversion Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), issued by Holdings on November 8, 1991, converted into 210,000,000 shares of common stock of Holdings, par value $.01 per share (the "Common Stock").

    On November 30, 1994, RJRN redeemed $1.5 billion of 10 1/2% Senior Notes due 1998, $373.5 million of 8 3/8% Sinking Fund Debentures due 2017 and approximately $24.8 million of 7 3/8% Sinking Fund Debentures due 2001. On December 2, 1994, RJRN redeemed $100 million of the 13 1/2% Subordinated Debentures. The redemption price for the 10 1/2% Senior Notes due 1998 was equal to $1,071 plus accrued interest for each $1,000 principal amount of notes. The redemption price for the 8 3/8% Sinking Fund Debentures due 2017 was equal to $1,054.44 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 7 3/8% Sinking Fund Debentures due 2001 was equal to $1,005.60 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 13 1/2% Subordinated Debentures was equal to $1,067.50 plus accrued interest for each $1,000 principal amount of debentures. These redemptions were funded with borrowings under the 1991 Credit Agreement, internally generated cash flow and, in the case of the 8 3/8% Sinking Fund Debentures due 2017, proceeds from Holdings' Series C Preferred Stock offering.

    On December 7, 1994, Nabisco borrowed $1.35 billion under its credit agreement, dated as of December 6, 1994 (the "Nabisco 1994 Credit Agreement"), to repay a portion of Nabisco's intercompany indebtedness to RJRN. RJRN used the proceeds of the repayment to reduce its borrowings under the 1991 Credit Agreement.

    Management expects to consider opportunities to improve Holdings' and its subsidiaries' capital and/or cost structure as they arise. Such opportunities, if pursued, could involve further acquisitions, from time to time, of substantial amounts of securities of Holdings or its subsidiaries through open market purchases, redemptions, privately negotiated transactions, tender or exchange offers and/or the issuance, from time to time, of additional securities by Holdings or its subsidiaries. Acquisitions of securities at prices above their book value, together with the accelerated amortization of deferred financing fees attributable to the acquired securities, as applicable, would reduce reported net income and/or stockholders' equity, depending upon the price paid and related financing fees of such acquisitions. Holdings' and its subsidiaries' ability to take advantage of such opportunities is subject to restrictions in RJRN debt indentures, the 1991 Credit Agreement, the Registrants' credit agreement, dated as of April 5, 1993, as amended (the "1993 Credit Agreement" and, together with the 1991 Credit Agreement, the "Credit Agreements"), and the Nabisco 1994 Credit Agreement. For information concerning a transaction that RJRN and Nabisco are seeking to pursue, see "Subsequent Events" below.

    The 1991 Credit Agreement is a revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability under the 1991 Credit Agreement is reduced by an amount equal to the stated amount of the letters of credit outstanding, by borrowings under the facility and by commercial paper borrowings in excess of $1.0 billion. On December 1, 1994, the Registrants reduced the commitment under the 1991 Credit Agreement from $6.5 billion to $6.0 billion and agreed to reduce availability by the amount of borrowings and the stated amount of letters of credit issued under the Nabisco 1994 Credit Agreement. The amendment to the 1991 Credit Agreement imposed additional restrictions on dividends and distributions, as described below, and extended the term of the facility from December 31, 1996 to December 31, 1997. At December 31, 1994, approximately $412 million stated amount of letters of credit and $1.75 billion in borrowings were outstanding under the 1991 Credit Agreement, and $1.35 billion in borrowings (but no letters of credit) were outstanding under the Nabisco 1994 Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at December 31, 1994 was $2.49 billion.

    The 1993 Credit Agreement, under which commitments terminate on April 3, 1995, provides a back-up line of credit to support commercial paper issuances of up to $1.0 billion. Availability thereunder is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At December 31, 1994, approximately $864 million of commercial paper was outstanding. Accordingly, $136 million was available under the 1993 Credit Agreement at December 31, 1994. Holdings and RJRN expect to obtain bank consent to extend the maturity date of the 1993 Credit Agreement for an additional 364 days.

    The Nabisco 1994 Credit Agreement is a 364 day, $1.5 billion revolving bank credit facility that provides for the issuance of up to $200 million of irrevocable letters of credit. Availability under the Nabisco 1994 Credit Agreement is reduced by an amount equal to the stated amount of the letters of credit outstanding and by amounts borrowed under the facility. At December 31, 1994, $1.35 billion in borrowings and no letters of credit were outstanding under the Nabisco 1994 Credit Agreement. Accordingly, the amount available under the Nabisco 1994 Credit Agreement at December 31, 1994 was $150 million.

    The aggregate consolidated indebtedness subject to fluctuating interest rates approximated $4.3 billion at December 31, 1994. This represents a decrease of $1.2 billion from the year end 1993 level of $5.5 billion, primarily due to Holdings' on-going management of its interest rate exposure and activities associated with RJRN's interest rate derivative instruments discussed above.

    As a result of the level of market interest rates at December 31, 1994 and 1993 compared with the interest rates associated with Holdings' consolidated debt obligations, the estimated fair value amounts of Holdings' long-term debt reflected in its Consolidated Balance Sheets is lower by $444 million and higher by $400 million than the carrying amounts (book value) of such debt at December 31, 1994 and 1993, respectively. For additional disclosures concerning the fair value of Holdings' consolidated indebtedness as well as the fair value of its interest rate arrangements at December 31, 1994 and 1993, see Notes 10 and 11 to the Consolidated Financial Statements.

    Capital expenditures were $670 million, $615 million and $519 million for 1994, 1993 and 1992, respectively. The current level of expenditures planned for 1995 is expected to be in the range of approximately $750 million to $850 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of Holdings' operating subsidiaries.

    Holdings' subsidiaries have operations in many countries, utilizing 35 functional currencies in its foreign subsidiaries and branches. Significant foreign currency net investments are located in Germany, Canada, Hong Kong, Brazil and Spain. Changes in the strength of these countries' currencies relative to the U.S. dollar result in direct charges or credits to equity for non-hyperinflationary countries and direct charges or credits to the income statement for hyperinflationary countries. Translation gains or losses, resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments, also result in charges or credits to equity. Holdings' subsidiaries also have significant exposure to foreign exchange sale and purchase transactions in currencies other than its functional currency. The exposures include the U.S. dollar, German mark, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar and cross-rate exposure among the French franc, British pound, Italian lira and the German mark. These exposures are managed to minimize the effects of foreign currency transactions on its cash flows.

    Nabisco Holdings has advised RJRN that, commencing after the second quarter of 1995, it anticipates paying a quarterly cash dividend on its outstanding stock of $.1375 per share or $.55 per share on an annualized basis. This policy would provide RJRN with dividends on the 213,250,000 shares of Nabisco Holdings Class B Common Stock held by it of approximately $58.6 million in 1995 and approximately $117 million annually thereafter.

    In general, the Nabisco 1994 Credit Agreement limits prepayments of Nabisco's indebtedness to RJRN and limits dividends and distributions by Nabisco to $300 million plus 50% of Nabisco's cumulative consolidated net income commencing January 1, 1995. Loans and advances by Nabisco to RJRN are generally subject to a $100 million limit. The Nabisco 1994 Credit Agreement also limits the ability of Nabisco to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and securities and engage in certain mergers or consolidations. These limitations are not expected to have a material effect on the ability of Nabisco Holdings to pay its anticipated dividends to RJRN, or on the ability of RJRN to meet its obligations.

    The Credit Agreements limit the payment of dividends by Holdings. Specifically, these Credit Agreements generally restrict dividends and distributions by Holdings to $1 billion, plus 50% of cumulative consolidated net income commencing January 1, 1995, plus the net cash proceeds of up to $250 million in any twelve month period from issuances of its equity securities. These credit agreements and certain other financing agreements limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock and engage in certain mergers or consolidations. Holdings and RJRN believe that they and their subsidiaries are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

ENVIRONMENTAL MATTERS

    RJRN's subsidiaries have been engaged in a continuing program to assure compliance with U.S. Government and various state and local government laws and regulations concerning the protection of the environment. Certain of these subsidiaries have been named "potentially responsible parties" with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to approximately fifteen sites. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, the Registrants do not expect such expenditures or other costs to have a material adverse effect on the financial condition of either of the Registrants.

HOLDINGS' BOARD OF DIRECTORS POLICIES

    The Board of Directors of Holdings has adopted a policy stating that Holdings will limit, until December 31, 1998, the aggregate amount of cash dividends on its capital stock. Under this policy, during that period Holdings will not pay any extraordinary cash dividends and will limit the aggregate amount of its cash dividends, cash distributions and repurchases for cash of capital stock and subordinated debt to an amount equal to the sum of $500 million plus (i) 65% of Holdings' cumulative consolidated net income before extraordinary gains or losses and restructuring charges subsequent to December 31, 1994 and (ii) net cash proceeds of up to $250 million in any year from the sale of capital stock of Holdings or its subsidiaries (other than proceeds from the Nabisco Holdings initial public offering) to the extent used to repay, purchase or redeem debt or preferred stock.

    The Board of Directors of Holdings has adopted a policy providing that Holdings will not declare a dividend or distribution to its stockholders of the shares of capital stock of a subsidiary before December 31, 1996. Holdings has also adopted a policy setting forth its intention not to make such a distribution prior to December 31, 1998 if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly-held senior indebtedness of the distributed company would not be rated investment grade. There is no assurance that any such distribution will take place. Additional policies provide that an amount equal to the net cash proceeds from any issuance and sale of equity by Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business and that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco Holdings before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

SUBSEQUENT EVENTS

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock at an initial offering price of $24.50 per share. Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its initial borrowing under the Nabisco 1994 Credit Agreement. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of its voting power. In connection with the offering, Holdings, RJRN and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to Nabisco Holdings and Nabisco securities.

    Certain provisions in approximately $6 billion of RJRN's publicly held debt limit the ability of Nabisco Holdings and Nabisco to incur long-term debt. RJRN and Nabisco are currently considering a transaction in which they would seek to obtain consents to remove such limitations in order to permit Nabisco to establish long-term borrowing capacity independent of RJRN and to reduce its intercompany debt to RJRN. It is anticipated that such consents would be sought in connection with offers by Nabisco or RJRN to exchange debt of Nabisco for, or to pay certain cash consent solicitation fees in respect of, all or a portion of such RJRN debt. RJRN believes that any such transaction would not materially change the amount of consolidated indebtedness of either RJRN or Nabisco, although any newly issued debt of RJRN or Nabisco incurred in connection with the transaction may have maturities, interest rates or other terms that are less attractive to RJRN or Nabisco, respectively, than the terms of their existing debt. No assurance can be given that any such restructuring will be pursued or consummated or as to the timing of any such restructuring.

    The Board of Directors of Holdings has declared an initial quarterly dividend of $.075 per share payable on April 1, 1995 to holders of record as of March 10, 1995. Holdings expects to continue to pay a quarterly cash dividend on the Common Stock of $.075 per share or $.30 per share on an annualized basis. Holdings does not believe that the provisions of its Credit Agreements or its adopted policies concerning distributions to stockholders will limit its ability to pay its anticipated quarterly dividends.

    The Board of Directors of Holdings approved a one-for-five reverse split of the Common Stock, which will be submitted to Holdings' stockholders for approval at its annual meeting in April 1995. If approved, the reverse stock split would result in a dividend and earnings per share that are five times higher with a corresponding reduction in the number of shares outstanding.

    Holdings has indicated that, under normal circumstances, it does not plan to issue additional equity securities for purposes of balance sheet improvement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 43, for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1995. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      1.  The financial statements listed in the accompanying Index to Financial
                  Statements and Financial Statement Schedules are filed as part of this report.
              2.  The financial statement schedules listed in the accompanying Index to Financial
                  Statements and Financial Statement Schedules are filed as part of this report.
              3.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
     (b)          Reports on Form 8-K filed in Fourth Quarter 1994
                  None.
     (c)          Exhibits
                  See Exhibit Index.
     (d)          Financial Statement Schedules.
                  See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 23, 1995.

                                          RJR NABISCO HOLDINGS CORP.

                                          By:    /s/ CHARLES M. HARPER
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 1995.

           SIGNATURE                           TITLE
- --------------------------------  --------------------------------
     /s/ CHARLES M. HARPER        Chairman of the Board and Chief
................................   Executive Officer (principal
      (Charles M. Harper)          executive officer) and Director

      /s/ STEPHEN R. WILSON       Executive Vice President and
................................  Chief Financial Officer
      (Stephen R. Wilson)         (principal financial officer)

                                  Senior Vice President and
      /s/ ROBERT S. ROATH          Controller (principal
................................   accounting officer)
       (Robert S. Roath)
                                  Director
................................
      (John T. Chain, Jr.)
               *                  Director
................................
      (Julius L. Chambers)
               *                  Director
................................
      (John L. Clendenin)
               *                  Director
................................
     (James H. Greene, Jr.)
               *                  Director
................................
      (H. John Greeniaus)
                                  Director
................................
      (James W. Johnston)
               *                  Director
................................
       (Henry R. Kravis)
               *                  Director
................................
     (John G. Medlin, Jr.)
               *                  Director
................................
       (Paul E. Raether)
               *                  Director
................................
    (Lawrence R. Ricciardi)
               *                  Director
................................
      (Rozanne L. Ridgway)

                                  Director
................................
      (Clifton S. Robbins)

                                  Director
................................
      (George R. Roberts)
               *                  Director
................................
       (Scott M. Stuart)
                                  Director
................................
      (Michael T. Tokarz)

                                         *By:    /s/ JO-ANN FORD
                                                    (Jo-Ann Ford)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 23, 1995.

                                          RJR NABISCO, INC.

                                          By:    /s/ CHARLES M. HARPER
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 1995.

           SIGNATURE                           TITLE
- --------------------------------  --------------------------------
     /s/ CHARLES M. HARPER        Chairman of the Board and Chief
................................   Executive Officer (principal
      (Charles M. Harper)          executive officer) and Director

      /s/ STEPHEN R. WILSON       Executive Vice President and
................................  Chief Financial Officer
      (Stephen R. Wilson)         (principal financial officer)

                                  Senior Vice President and
      /s/ ROBERT S. ROATH          Controller (principal
................................   accounting officer)
       (Robert S. Roath)
                                  Director
................................
      (John T. Chain, Jr.)
               *                  Director
................................
      (Julius L. Chambers)
               *                  Director
................................
      (John L. Clendenin)
               *                  Director
................................
     (James H. Greene, Jr.)
               *                  Director
................................
      (H. John Greeniaus)
                                  Director
................................
      (James W. Johnston)
               *                  Director
................................
       (Henry R. Kravis)
               *                  Director
................................
     (John G. Medlin, Jr.)
               *                  Director
................................
       (Paul E. Raether)
               *                  Director
................................
    (Lawrence R. Ricciardi)
               *                  Director
................................
      (Rozanne L. Ridgway)

                                  Director
................................
      (Clifton S. Robbins)
                                  Director
................................
      (George R. Roberts)
               *                  Director
................................
       (Scott M. Stuart)
                                  Director
................................
      (Michael T. Tokarz)

                                         *By:    /s/ JO-ANN FORD
                                                    (Jo-Ann Ford)
                                                  Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE
                                                                                   ---------
FINANCIAL STATEMENTS
  Report of Deloitte & Touche LLP, Independent Auditors.........................         F-1
  Summary of Significant Accounting Policies....................................     F-2-F-3
  Consolidated Statements of Income and Retained Earnings--Years Ended December
    31, 1994, 1993 and 1992.....................................................         F-4
  Consolidated Statements of Cash Flows--Years Ended December 31, 1994,
    1993 and 1992...............................................................         F-5
  Consolidated Balance Sheets--December 31, 1994 and 1993.......................         F-6
  Notes to Consolidated Financial Statements....................................    F-7-F-39

FINANCIAL STATEMENT SCHEDULES

    For the years ended December 31, 1994, 1993 and 1992:

  Schedule I    --Condensed Financial Information of Registrants...................     S-1-S-8
  Schedule II   --Valuation and Qualifying Accounts................................         S-9

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.:
RJR Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedules of Holdings and RJRN as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994 as listed in the accompanying index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Holdings and RJRN at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
January 30, 1995 (February 21, 1995 as to Notes 11 and 17)

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

    The Summary of Significant Accounting Policies below and the notes to consolidated financial statements on pages F-7 through F-39 are integral parts of the accompanying consolidated financial statements of RJR Nabisco Holdings Corp. ("Holdings") and RJR Nabisco, Inc. ("RJRN" and, collectively with Holdings, the "Registrants") (the "Consolidated Financial Statements").

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

  Cash Equivalents

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and so near maturity (three months or less) that they present an insignificant risk of changes in value because of changes in interest rates.

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

    In evaluating the value and future benefits of trademarks and goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future operating income before amortization of trademarks and goodwill from related operations, on an undiscounted basis, will be less than the carrying amount of trademarks and goodwill over the remaining amortization period.

  Other Income (Expense), Net

    Interest income, gains and losses on foreign currency transactions and other financial items are included in "Other income (expense), net".

  Income Taxes

    Income taxes are calculated for each Registrant on a separate return basis.

  Excise Taxes

    Excise taxes are excluded from "Net sales" and "Cost of products sold".

  Reclassifications and Restatements

    Certain reclassifications have been made to prior years' amounts to conform to the 1994 presentation.

  Advertising

    Advertising costs are generally expensed as incurred.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                      YEAR ENDED                YEAR ENDED                YEAR ENDED
                                     DECEMBER 31,              DECEMBER 31,              DECEMBER 31,
                                         1994                      1993                      1992
                                -----------------------   -----------------------   -----------------------
                                 HOLDINGS       RJRN       HOLDINGS       RJRN       HOLDINGS       RJRN
                                ----------   ----------   ----------   ----------   ----------   ----------
NET SALES (NOTE 1)............  $   15,366   $   15,366   $   15,104   $   15,104   $   15,734   $   15,734
                                ----------   ----------   ----------   ----------   ----------   ----------
Costs and expenses (Note 1):
 Cost of products sold........       6,977        6,977        6,640        6,640        6,326        6,326
 Selling, advertising,
   administrative and general
expenses......................       5,210        5,198        5,731        5,723        5,788        5,776
 Amortization of trademarks
   and goodwill...............         629          629          625          625          616          616
 Restructuring expense........          --           --          730          730          106          106
                                ----------   ----------   ----------   ----------   ----------   ----------
     OPERATING INCOME.........       2,550        2,562        1,378        1,386        2,898        2,910
Interest and debt expense
 (Notes 8 and 10).............      (1,065)      (1,065)      (1,209)      (1,186)      (1,449)      (1,359)
Other income (expense), net...        (110)        (121)         (58)         (88)           7          (75)
                                ----------   ----------   ----------   ----------   ----------   ----------
     Income before income
taxes.........................       1,375        1,376          111          112        1,456        1,476
Provision for income taxes
(Note 3)......................         611          614          114          116          680          693
                                ----------   ----------   ----------   ----------   ----------   ----------
     INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM............         764          762           (3)          (4)         776          783
Extraordinary item--loss on
 early extinguishments of
 debt, net of income taxes
(Note 4)......................        (245)        (245)        (142)        (135)        (477)        (464)
                                ----------   ----------   ----------   ----------   ----------   ----------
     NET INCOME (LOSS)........         519          517         (145)        (139)         299          319
Less preferred stock
dividends.....................         131           --           68           --           31           --
                                ----------   ----------   ----------   ----------   ----------   ----------
     Net income (loss)
         applicable to common
stock.........................         388          517         (213)        (139)         268          319
Retained earnings (accumulated
deficit) at beginning of
period........................        (883)        (459)        (738)        (320)      (1,037)        (639)
Dividends paid to parent and
charged to retained earnings..          --          (42)          --           --           --           --
Add preferred stock dividends
charged to paid-in capital....         131           --           68           --           31           --
                                ----------   ----------   ----------   ----------   ----------   ----------
RETAINED EARNINGS (ACCUMULATED
DEFICIT) AT END OF PERIOD
(NOTE 13).....................  $     (364)  $       16   $     (883)  $     (459)  $     (738)  $     (320)
                                ----------   ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------   ----------
Net income (loss) per common
 and common equivalent share
 (Note 2):
 Income (loss) before
extraordinary item............  $     0.41           --   $     (.05)          --   $     0.55           --
 Extraordinary item...........       (0.16)          --         (.10)          --        (0.35)          --
                                ----------   ----------   ----------   ----------   ----------   ----------
     Net income (loss)........  $     0.25           --   $     (.15)          --   $     0.20           --
                                ----------   ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------   ----------
Pro forma net income (loss)
 per common and common
 equivalent share (Note 2)....  $     1.26           --   $     (.79)          --   $      .98           --
                                ----------   ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------   ----------
Dividends per share of Series
 A Preferred Stock (Note
12)...........................  $     2.92           --   $     3.34           --   $     3.34           --
Dividends per share of Series
 C Preferred Stock (Note
12)...........................  $     3.94           --           --           --           --           --
Average number of common and
 common equivalent shares
 outstanding (in thousands)
(Note 2)......................   1,538,127           --    1,349,196           --    1,363,549           --
                                ----------   ----------   ----------   ----------   ----------   ----------
                                ----------   ----------   ----------   ----------   ----------   ----------


                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                YEAR ENDED           YEAR ENDED           YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,         DECEMBER 31,
                                                   1994                 1993                 1992
                                            ------------------   ------------------   ------------------
                                            HOLDINGS    RJRN     HOLDINGS    RJRN     HOLDINGS    RJRN
                                            --------  --------   --------  --------   --------  --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
(NOTE 5).................................   $  1,754  $  1,719   $  1,769  $  1,604   $  2,307  $  2,455
                                            --------  --------   --------  --------   --------  --------
CASH FLOWS FROM (USED IN) INVESTING
 ACTIVITIES:
 Capital expenditures....................       (670)     (670)      (615)     (615)      (519)     (519)
 Proceeds from disposition of business...         --        --        450       450         --        --
 Acquisitions of businesses..............       (510)     (510)      (128)     (128)      (385)     (385)
 Other, net..............................         39        39         32        32         11        11
                                            --------  --------   --------  --------   --------  --------
   Net cash flows used in investing
activities...............................     (1,141)   (1,141)      (261)     (261)      (893)     (893)
                                            --------  --------   --------  --------   --------  --------
CASH FLOWS FROM (USED IN) FINANCING
 ACTIVITIES:
 Net borrowings (repayments) under credit
agreements...............................      2,911     2,911     (2,614)   (2,614)      (620)     (620)
 Net proceeds from the issuance
   (repayments) of commercial paper......        (49)      (49)       342       342        571       571
 Proceeds from issuance of other
   long-term debt........................         16        16      1,965     1,965      3,155     3,155
 Repayments of other long-term debt......     (4,666)   (4,666)    (1,977)   (1,429)    (4,549)   (4,298)
 Increase (decrease) in notes payable....         18        18        (24)      (24)       (25)      (25)
 Proceeds from issuance of common stock
   and exercise of warrants..............         54        --          9        --          1        --
 Proceeds from issuance of Series B
   Preferred Stock.......................         --        --      1,250        --         --        --
 Proceeds from issuance of Series C
   Preferred Stock.......................      1,734        --         --        --         --        --
 Financing and advisory fees paid........        (60)       (6)       (48)       (9)       (35)      (33)
 Capital contributions from/issuance of
common stock to parent...................         --     1,680         --     1,214         --        --
 Dividends paid to parent................         --       (42)        --       (48)        --      (278)
 Preferred stock dividends paid..........       (395)       --       (241)       --       (214)       --
 Repurchase of preferred stock...........         (3)       --       (105)       --         --        --
 Repurchases and cancellations of common
stock, stock options and warrants........         (1)       --         (1)       --        (89)       --
 Other, net--including intercompany
transfers................................         42      (230)        62      (621)        62      (363)
                                            --------  --------   --------  --------   --------  --------
   Net cash flows used in financing
activities...............................       (399)     (368)    (1,382)   (1,224)    (1,743)   (1,891)
                                            --------  --------   --------  --------   --------  --------

Effect of exchange rate changes on cash
 and cash equivalents....................         (6)       (6)       (10)      (10)        (6)       (6)
                                            --------  --------   --------  --------   --------  --------
   Net change in cash and cash
equivalents..............................        208       204        116       109       (335)     (335)
Cash and cash equivalents at beginning of
period...................................        215       205         99        96        434       431
                                            --------  --------   --------  --------   --------  --------
Cash and cash equivalents at end of
period...................................   $    423  $    409   $    215  $    205   $     99  $     96
                                            --------  --------   --------  --------   --------  --------
                                            --------  --------   --------  --------   --------  --------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   1994               1993
                                                             -----------------  -----------------
                                                             HOLDINGS   RJRN    HOLDINGS   RJRN
                                                             --------  -------  --------  -------
ASSETS
Current assets:
  Cash and cash equivalents (Note 5)........................ $    423  $   409  $    215  $   205
  Accounts and notes receivable, net (Note 5)...............      934      934       856      847
  Inventories (Note 6)......................................    2,580    2,580     2,700    2,700
  Prepaid expenses and excise taxes.........................      426      426       374      374
                                                             --------  -------  --------  -------
      TOTAL CURRENT ASSETS..................................    4,363    4,349     4,145    4,126
                                                             --------  -------  --------  -------
Property, plant and equipment--at cost......................    7,767    7,767     7,166    7,166
Less accumulated depreciation...............................   (2,333)  (2,333)   (1,998)  (1,998)
                                                             --------  -------  --------  -------
  Net property, plant and equipment (Note 7)................    5,434    5,434     5,168    5,168
                                                             --------  -------  --------  -------
Trademarks, net of accumulated amortization of $1,491 and
$1,223, respectively........................................    8,506    8,506     8,727    8,727
Goodwill, net of accumulated amortization of $2,124 and
$1,767, respectively........................................   12,681   12,681    12,851   12,851
Other assets and deferred charges...........................      424      423       404      400
                                                             --------  -------  --------  -------
                                                             $ 31,408  $31,393  $ 31,295  $31,272
                                                             --------  -------  --------  -------
                                                             --------  -------  --------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 8).................................... $    296  $   296  $    301  $   301
  Accounts payable..........................................      548      548       515      515
  Accrued liabilities (Note 9)..............................    2,532    2,488     2,751    2,705
  Current maturities of long-term debt (Notes 10 and 17)....    1,970    1,970       142      142
  Income taxes accrued (Note 3).............................      248      248       234      234
                                                             --------  -------  --------  -------
      TOTAL CURRENT LIABILITIES.............................    5,594    5,550     3,943    3,897
                                                             --------  -------  --------  -------
Long-term debt (less current maturities) (Notes 10 and
17).........................................................    8,883    8,883    12,005   12,005
Other noncurrent liabilities................................    2,235    1,836     2,503    2,353
Deferred income taxes (Note 3)..............................    3,788    3,714     3,774    3,701
Commitments and contingencies (Note 11)

Stockholders' equity (Notes 12, 13 and 17):
  ESOP convertible preferred stock--15,315,130 and
    15,573,973 shares issued and outstanding at December 31,
    1994 and 1993, respectively.............................      245       --       249       --
  Series A convertible preferred stock--52,500,000 shares
    issued and outstanding at December 31, 1993.............       --       --         2       --
  Series B preferred stock--50,000 shares issued and
outstanding at December 31, 1994 and 1993...................    1,250       --     1,250       --
  Series C preferred stock--26,675,000 shares issued and
outstanding at December 31, 1994............................        3       --        --       --
  Common stock--1,361,656,883 and 1,138,011,292 shares
    issued and outstanding at December 31, 1994 and 1993,
respectively................................................       13       --        11       --
  Paid-in capital...........................................   10,147   11,558     8,778    9,877
  Cumulative translation adjustments........................     (164)    (164)     (102)    (102)
  Retained earnings (accumulated deficit)...................     (364)      16      (883)    (459)
  Receivable from ESOP......................................     (186)      --      (211)      --
  Loans receivable from employees...........................      (14)      --       (18)      --
  Unamortized value of restricted stock.....................      (22)      --        (6)      --
                                                             --------  -------  --------  -------
      TOTAL STOCKHOLDERS' EQUITY............................   10,908   11,410     9,070    9,316
                                                             --------  -------  --------  -------
                                                             $ 31,408  $31,393  $ 31,295  $31,272
                                                             --------  -------  --------  -------
                                                             --------  -------  --------  -------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS

    Net sales and cost of products sold exclude excise taxes of $3.578 billion, $3.757 billion and $3.560 billion for 1994, 1993 and 1992, respectively.

    During the fourth quarter of 1994, Holdings approved and adopted a plan to realign Headquarters' functions, transferring certain responsibilities to the operating companies and significantly streamlining the holding company. The plan reflects expectations of a lower level of financings and other activities at the holding company as Holdings concludes the post-LBO period. The costs and expenses associated with this decision resulted in a charge of approximately $65 million before tax, a significant portion of which is a cash expense. The majority of the charge is related to accrued employee termination benefits for the 25% of Headquarters' employees terminated (approximately $40 million). This cost was incurred pursuant to a continuing plan for employee termination benefits that provides for the payment of specified amounts of severance and benefits to terminated employees. The remainder of the charge (approximately $25 million) is related to the abandonment of leases of certain corporate office facilities as a result of the realignment and streamlining and the reduced need for office space. The plan was implemented in the first quarter of 1995 and will be completed by year-end 1995. Anticipated annual future cash savings flowing from the plan are estimated at approximately $25 million before tax (approximately $16 million after tax).

    Operating income in the fourth quarter of 1993 was reduced by a $730 million restructuring expense for a program initiated at the domestic tobacco operations ($355 million), the international tobacco operations ($189 million), the food operations ($153 million) and Headquarters ($33 million). Such restructuring program was undertaken in response to a changing consumer product business environment and to streamline operations and improve profitability. The program was implemented in the latter part of 1993. Approximately 75% of the restructuring program will require cash outlays of which approximately $300 million was spent as of the end of 1994. As an offset to the cash outlays, after-tax cash savings of approximately $140 million were realized as of the end of 1994. Holdings expects future annual after-tax cash savings to be in the range of approximately $200 million to $225 million.

    The cost of providing severance pay and benefits for the reduction of approximately 6,000 employees (approximately 4,400 positions eliminated by the end of 1994) throughout the domestic and international food and tobacco businesses was approximately $400 million of the pre-tax charge and is primarily a cash expense. Actual charges for severance pay and benefits through December 31, 1994 amounted to approximately $250 million. The workforce reduction was undertaken in order to establish fundamental changes to the cost structure of the domestic tobacco business in the face of acute competitive activity in that business and to take advantage of cost savings opportunities in other businesses through process efficiency improvements. Legislation enacted during the third quarter of 1993 stipulated that, effective January 1, 1994, financial penalties would be assessed against manufacturers if cigarettes produced in the United States did not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. As a result, the domestic and international tobacco businesses accrued approximately $70 million of related restructuring charges resulting from a reassessment of raw material sourcing and production arrangements. In addition, a shift in pricing strategy designed to gain market share by RJRT's largest competitor led to a redeployment of spending and changes in sales and distribution strategies that resulted in a restructuring charge of approximately $80 million primarily related to contract termination costs. Abandonment of leases related to the above changes in the businesses resulted in approximately $60 million of restructuring charges. The remainder of the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--OPERATIONS--(CONTINUED)
charge, approximately $120 million, represents primarily non-cash costs to rationalize and close manufacturing and sales facilities in both the tobacco and food businesses to facilitate cost improvements. Charges related to these items amounted to approximately $250 million through December 31, 1994.

    As of December 31, 1994, the original estimates related to the food businesses have remained unchanged. However, changes have occurred in the original tobacco estimates. Due to stronger than anticipated demand for domestic tobacco products, the estimate of the amount of domestic production to be moved off-shore has been reduced, causing a domino-effect on domestic and international raw material sourcing and production strategies. The end result will be a reduction in the amount of domestic production moved to off-shore facilities and significant changes in sourcing and production among off-shore production facilities.

    As a result of this change, approximately 300 domestic tobacco employees originally anticipated to be terminated will be retained and approximately 200 additional international tobacco employees will be terminated. The financial impact of these changes is a credit to income of approximately $23 million related to the reduction in the cost of providing severance pay and benefits to domestic tobacco employees and an increase in the cost of providing such benefits to terminated international tobacco employees. In addition, the cost associated with the rationalization and abandonment of manufacturing and sales facilities was increased by approximately $21 million as it became evident that the original plan to find an alternative manufacturing use for a tobacco blending facility would not come to fruition. The net adjustment to operating income as a result of the above changes (approximately $2 million) is included in selling, advertising, administrative and general expense.

    The major components of restructuring reserves are as follows:

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1994            1993
                                                                      ------------    ------------
Severance pay and benefits.........................................       $147            $323
Manufacturing/sales facilities.....................................         26             100
Contract termination costs.........................................         --              75
Abandonment of leases..............................................         15              45
Reassessment of sourcing/product arrangements......................         38              67
                                                                         -----           -----
                                                                          $226            $610
                                                                         -----           -----
                                                                         -----           -----

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

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of shares of Holdings' common stock, par value $.01 per share (the "Common Stock"), $.835 Depositary Shares ("Series A Depositary Shares") and Series C Depositary Shares ("Series C Depositary Shares") outstanding during the period and common stock assumed to be outstanding to reflect the effect of dilutive warrants and options. Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the common stock into which such securities would be converted. Accordingly, Holdings' earnings per share and fully diluted earnings per share are the same. The net loss per common and common equivalent share reported for the year ended December 31, 1993 would have increased by $.19 per share if the weighted average number of shares of Series A Depositary Shares outstanding during the period had been excluded from the earnings per share calculation.

    The pro forma net income (loss) per common and common equivalent share for each of the years within the three year period ended December 31, 1994 reflects a one-for-five reverse split approved by the Board of Directors of Holdings which will be submitted to Holdings' stockholders for approval at its annual meeting in April 1995. (See Note 17 to the Consolidated Financial Statements.)

NOTE 3--INCOME TAXES

    The provision for income taxes consisted of the following:

                                                YEAR ENDED           YEAR ENDED          YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                   1994                 1993                1992
                                             -----------------    ----------------    ----------------
                                             HOLDINGS     RJRN    HOLDINGS    RJRN    HOLDINGS    RJRN
                                             --------     ----    --------    ----    --------    ----
Current:
  Federal................................      $401       $466      $295      $366      $165      $115
  Foreign and other......................       221       221        169      169        216      216
                                             --------     ----    --------    ----    --------    ----
                                                622       687        464      535        381      331
                                             --------     ----    --------    ----    --------    ----
Deferred:
  Federal................................       (40)      (102)     (298)     (367)      300      363
  Foreign and other......................        29        29        (52)     (52 )       (1)      (1 )
                                             --------     ----    --------    ----    --------    ----
                                                (11)      (73 )     (350)     (419)      299      362
                                             --------     ----    --------    ----    --------    ----
Provision for income taxes...............      $611       $614      $114      $116      $680      $693
                                             --------     ----    --------    ----    --------    ----
                                             --------     ----    --------    ----    --------    ----

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)

    The components of the deferred income tax liability disclosed on the Consolidated Balance Sheet at December 31, 1994 and 1993 included the following:

                                                    DECEMBER 31, 1994     DECEMBER 31, 1993
                                                    ------------------    ------------------
                                                    HOLDINGS     RJRN     HOLDINGS     RJRN
                                                    --------    ------    --------    ------
Deferred tax assets:
  Pension liabilities............................    $  (88)    $  (88)    $ (123)    $ (123)
  Other postretirement liabilities...............      (326)      (326)      (342)      (342)
  Restructure and other accrued liabilities......      (226)      (226)      (325)      (325)
                                                    --------    ------    --------    ------
        Total deferred tax assets................      (640)      (640)      (790)      (790)
                                                    --------    ------    --------    ------
Deferred tax liabilities:
  Property and equipment.........................     1,049      1,049      1,154      1,154
  Trademarks.....................................     2,784      2,784      2,913      2,913
  Other..........................................       531        457        465        392
                                                    --------    ------    --------    ------
        Total deferred tax liabilities...........     4,364      4,290      4,532      4,459
                                                    --------    ------    --------    ------
          Net deferred tax liabilities before
valuation allowance..............................     3,724      3,650      3,742      3,669
  Valuation allowance............................        64         64         32         32
                                                    --------    ------    --------    ------
  Net deferred income taxes......................    $3,788     $3,714     $3,774     $3,701
                                                    --------    ------    --------    ------
                                                    --------    ------    --------    ------

    Pre-tax income (loss) before extraordinary item for domestic and foreign operations is shown in the following table:

                                              YEAR ENDED            YEAR ENDED            YEAR ENDED
                                             DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                 1994                  1993                  1992
                                          ------------------    ------------------    ------------------
                                          HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
                                          --------    ------    --------    ------    --------    ------
Domestic (includes U.S. exports).......    $  867     $  868     $ (169)    $ (168)    $1,052     $1,072
Foreign................................       508        508        280        280        404        404
                                          --------    ------    --------    ------    --------    ------
Pre-tax income.........................    $1,375     $1,376     $  111     $  112     $1,456     $1,476
                                          --------    ------    --------    ------    --------    ------
                                          --------    ------    --------    ------    --------    ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                         YEAR ENDED         YEAR ENDED          YEAR ENDED
                                        DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                            1994               1993                1992
                                       ---------------   ----------------   ------------------
                                       HOLDINGS   RJRN   HOLDINGS   RJRN    HOLDINGS    RJRN
                                       --------   ----   --------   -----   --------   -------
Income taxes computed at statutory
U.S. federal income tax rates........    $481     $481    $   39    $  39    $  495    $   502
State taxes, net of federal
benefit..............................      54      54         23       23        54         54
Goodwill amortization................     124     124        125      125       122        122
Asset sale...........................      --      --         --       --        33         33
Federal rate change impact on
  deferred income taxes..............      --      --         86       86        --         --
Decrease in deferred tax amounts,
  primarily for a change in the
  functional currency relating to
foreign branch operations............      --      --       (108)    (108)       --         --
Taxes on foreign operations at rates
  different than statutory U.S.
  federal rate.......................      (6)     (6)       (14)     (14)       15         15
FSC income exclusion.................     (14)    (14)       (14)     (14)      (10)       (10)
Other items, net.....................     (28)    (25)       (23)     (21)      (29)       (23)
                                       --------   ----   --------   -----   --------   -------
Provision for income taxes...........    $611     $614    $  114    $ 116    $  680    $   693
                                       --------   ----   --------   -----   --------   -------
                                       --------   ----   --------   -----   --------   -------
Effective tax rate...................    44.5%    44.7%    102.7%   103.8%     46.7%      47.0%
                                       --------   ----   --------   -----   --------   -------
                                       --------   ----   --------   -----   --------   -------

    At December 31, 1994, there was $1.444 billion of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes or foreign withholding taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

    During 1994, $64 million of previously recognized deferred income tax benefits for minimum tax credit carryforwards were realized for U.S. federal tax purposes.

    Effective January 1, 1993, Holdings and RJRN adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 superseded Statement of Financial Accounting Standards No. 96, the method of accounting for income taxes previously followed by the Registrants. The adoption of SFAS No. 109 did not have a material impact on the financial statements of either Holdings or RJRN.

    Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this increase to Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--INCOME TAXES--(CONTINUED)
tax rates and other effects of the new tax legislation. Also during 1993, Holdings' provision for income taxes was decreased by a $108 million credit primarily resulting from a change in the functional currency, for U.S. federal income tax purposes, relating to foreign branch operations.

    During 1993, $101 million of previously recognized deferred income tax benefits for operating loss carryforwards ($36 million), minimum tax credit carryforwards ($44 million) and other carryforward items ($21 million) were realized for federal tax purposes.

NOTE 4--EXTRAORDINARY ITEM

    The extinguishments of debt of Holdings and RJRN resulted in the following extraordinary losses:

                                                       YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                      DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                          1994               1993               1992
                                                    ----------------   ----------------   ----------------
                                                    HOLDINGS   RJRN    HOLDINGS   RJRN    HOLDINGS   RJRN
                                                    --------   -----   --------   -----   --------   -----
Cash paid in excess of net carrying amount (book
value) of debentures extinguished.................   $ (348)   $(348)   $ (206)   $(196)   $ (636)   $(616)
Write-off of debt issuance costs..................      (29)     (29)      (12)     (12)      (40)     (40)
                                                    --------   -----   --------   -----   --------   -----
Extraordinary item--loss on early extinguishments
  of debt before income taxes.....................     (377)    (377)     (218)    (208)     (676)    (656)
Benefit for income taxes..........................      132      132        76       73       199      192
                                                    --------   -----   --------   -----   --------   -----
Extraordinary item--loss on early extinguishments
  of debt, net of income taxes....................   $ (245)   $(245)   $ (142)   $(135)   $ (477)   $(464)
                                                    --------   -----   --------   -----   --------   -----
                                                    --------   -----   --------   -----   --------   -----

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--SUPPLEMENTAL CASH FLOWS INFORMATION

    A reconciliation of net income (loss) to net cash flows from operating activities follows:

                                               YEAR ENDED            YEAR ENDED            YEAR ENDED
                                              DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                  1994                  1993                  1992
                                           ------------------    ------------------    ------------------
                                           HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
                                           --------    ------    --------    ------    --------    ------
CASH FLOWS FROM (USED IN) OPERATING
  ACTIVITIES:
  Net income (loss).....................    $  519     $  517     $ (145)    $ (139)    $  299     $  319
                                           --------    ------    --------    ------    --------    ------
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
    Depreciation of property, plant and
equipment...............................       454        454        448        448        455        455
    Amortization (principally
intangibles)............................       698        698        701        701        691        691
    Deferred income tax provision
(benefit)...............................       (11)       (73)      (350)      (419)       299        362
    Non-cash interest and debt
expense.................................       119        119        295        273        454        375
    Extraordinary item--loss on early
extinguishments of debt.................       377        377        218        208        676        656
    Gain on sale of ready-to-eat cold
cereal business.........................        --         --         --         --        (98)       (98)
    (Increase) decrease in accounts and
notes receivable........................       (69)       (61)        75         84       (180)      (180)
    (Increase) decrease in
inventories.............................       111        111         80         80       (102)      (102)
    Increase in prepaid expenses and
excise taxes............................       (18)       (18)       (37)       (37)       (53)       (53)
    (Increase) decrease in other assets
      and deferred charges..............       (55)       (57)        (4)        43       (186)      (185)
    Increase (decrease) in accounts
payable and accrued liabilities.........      (363)      (363)       308        312         70         84
    Increase (decrease) in income taxes
accrued.................................        26         51        (53)        54         38        128
    Increase (decrease) in other
noncurrent liabilities..................       (37)       (37)       215         24       (110)       (96)
    Other, net..........................         3          1         18        (28)        54         99
                                           --------    ------    --------    ------    --------    ------
        Total adjustments...............     1,235      1,202      1,914      1,743      2,008      2,136
                                           --------    ------    --------    ------    --------    ------
    Net cash flows from operating
activities..............................    $1,754     $1,719     $1,769     $1,604     $2,307     $2,455
                                           --------    ------    --------    ------    --------    ------
                                           --------    ------    --------    ------    --------    ------

    Cash payments for income taxes and interest were as follows:

                                                 YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                    1994                1993                 1992
                                              ----------------    ----------------    ------------------
                                              HOLDINGS    RJRN    HOLDINGS    RJRN    HOLDINGS     RJRN
                                              --------    ----    --------    ----    --------    ------
Income taxes paid, net of refunds..........     $496      $496      $408      $408     $  116     $  116
Interest paid..............................     $986      $986      $912      $912     $1,102     $1,102

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--SUPPLEMENTAL CASH FLOWS INFORMATION--(CONTINUED)

    Cash equivalents at December 31, 1994 and 1993, valued at cost (which approximates market value), totaled $364 million and $215 million, respectively, and consisted principally of domestic and Eurodollar time deposits and certificates of deposit.

    At December 31, 1994 and 1993, cash of $60 million and $62 million, respectively, was held in escrow as collateral for letters of credit issued in connection with certain foreign currency debt.

    On February 7, 1990, RJRN entered into an arrangement in which it agreed to sell for cash substantially all of its subsidiaries' domestic trade accounts receivable generated during a five-year period to a financial institution. Pursuant to amendments entered into in 1992, the length of the receivable program was extended an additional year. The accounts receivable have been and will continue to be sold with limited recourse at purchase prices reflecting the rate applicable to the cost to the financial institution of funding its purchases of accounts receivable and certain administrative costs. During 1994, 1993, and 1992, total proceeds of approximately $7.9 billion, $8.2 billion and $8.5 billion, respectively, were received by RJRN in connection with this arrangement. At December 31, 1994 and 1993, the accounts receivable balance has been reduced by approximately $524 million and $437 million, respectively, due to the receivables sold.

    For information regarding certain non-cash financing activities, see Notes 10 and 12 to the Consolidated Financial Statements.

NOTE 6--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1994            1993
                                                            ------------    ------------
Finished products........................................      $  771          $  771
Leaf tobacco.............................................       1,299           1,458
Raw materials............................................         206             208
Other....................................................         304             263
                                                            ------------    ------------
                                                               $2,580          $2,700
                                                            ------------    ------------
                                                            ------------    ------------

    At December 31, 1994 and 1993, approximately $1.2 billion and $1.4 billion, respectively, of inventory was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1994 and 1993 was greater than the amount at which these inventories were carried on the Consolidated Balance Sheets by $141 million and $284 million, respectively.

    For the years ended December 31, 1994, 1993 and 1992, net income was increased by $10 million, $6 million, and $4 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce leaf durations consistent with forecasts of future operating requirements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1994            1993
                                                            ------------    ------------
Land and land improvements..............................      $    323        $    308
Buildings and leasehold improvements....................         1,856           1,771
Machinery and equipment.................................         5,056           4,624
Construction-in-process.................................           532             463
                                                            ------------    ------------
                                                                 7,767           7,166
Less accumulated depreciation...........................        (2,333)         (1,998)
                                                            ------------    ------------
    Net property, plant and equipment...................      $  5,434        $  5,168
                                                            ------------    ------------
                                                            ------------    ------------

NOTE 8--NOTES PAYABLE

    Notes payable consisted of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1994            1993
                                                            ------------    ------------
Notes payable to foreign banks...........................      $     296       $     301
                                                            ------------    ------------
                                                            ------------    ------------

    Weighted average interest rate for notes payable consisted of the following:

Notes payable to foreign banks...........................           9.77%           8.37%
                                                            ------------    ------------
                                                            ------------    ------------

NOTE 9--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1994            1993
                                                            ------------    ------------
Marketing and advertising................................      $  553          $  643
Payroll and employee benefits............................         380             325
Excise taxes.............................................         260             226
Accrued interest.........................................         189             260
Restructuring............................................         146             377
Other....................................................       1,004             920
                                                            ------------    ------------
                                                               $2,532          $2,751
                                                            ------------    ------------
                                                            ------------    ------------

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE

    Interest and debt expense consisted of the following:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1994            1993            1992
                                                     ------------    ------------    ------------
Cash interest.....................................      $  946          $  914          $  995
Non-cash interest and debt expense................         119             295             454
                                                        ------          ------          ------
                                                        $1,065          $1,209          $1,449
                                                        ------          ------          ------
                                                        ------          ------          ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

    Long-term debt consisted of the following:

                                                           DECEMBER 31, 1994         DECEMBER 31, 1993
                                                         ----------------------     -------------------
                                                           DUE          DUE           DUE        DUE
                                                          WITHIN       AFTER         WITHIN     AFTER
                                                         ONE YEAR   ONE YEAR(1)     ONE YEAR   ONE YEAR
                                                         --------   -----------     --------   --------
Long-term Debt:
  8.625-9.25% Debentures with annual sinking fund
    payments through 2017 (net of $59 million and $160
    million of such debentures held by RJRN on December
    31, 1994 and 1993, respectively, for future sinking
    fund requirements).................................   $  400      $   634         $ --     $  1,464
  5.09-9.25% Notes, due 1995 through 2013..............      200        4,932           --        6,631
  5.375-10%, foreign currency debt, due 2000 to 2001...       --          500          123          472
  1991 Credit Agreement, variable interest (varies with
    prime rate and LIBOR--weighted average interest
    rate of 6.68% at December 31, 1994), due December
    31, 1997(2)........................................       --        1,750           --          328
  Nabisco 1994 Credit Agreement, variable interest
    (varies with prime rate and LIBOR--weighted average
    interest rate of 6.55% at December 31, 1994), due
    December 5, 1995(3)................................    1,350           --           --           --
  Commercial paper(4)..................................       --          864           --          913
  Other indebtedness...................................       20          203           19          247
Subordinated Debentures:
  15% Subordinated Debentures, net of discount of $18
million at December 31, 1993...........................       --           --           --          280
  Subordinated Discount Debentures, net of discount of
    $133 million at December 31, 1993..................       --           --           --        1,393
  Other Subordinated Debentures, fixed rate of 13
1/2%...................................................       --           --           --          277
                                                         --------   -----------     --------   --------
      Total long-term debt(5)..........................   $1,970      $ 8,883         $142     $ 12,005
                                                         --------   -----------     --------   --------
                                                         --------   -----------     --------   --------

- ------------

(1) The payment of debt through December 31, 1999 is due as follows (in millions): 1996--$143; 1997--$1,826; 1998--$217 and 1999--$612.

(2) RJRN maintains a revolving credit facility of $6.0 billion, as amended (the "1991 Credit Agreement"), of which $4.25 billion was unused at December 31, 1994. At December 31, 1994, availability of the unused portion is reduced by $412 million for the extension of irrevocable letters of credit issued under the 1991 Credit Agreement and by $1.35 billion for borrowings under the Nabisco, Inc. credit agreement, dated as of December 6, 1994 (the "Nabisco 1994 Credit Agreement"). A commitment fee of 1/4% per annum is payable on the unused portion of the facility.

(3) The Nabisco 1994 Credit Agreement provides a 364 day revolving credit facility of $1.5 billion of which $150 million was unused at December 31, 1994. A commitment fee of 1/5% per annum is payable on the full amount of the commitment.

(4) RJRN maintains a back-up line of credit to support commercial paper issuances of up to $1 billion. Commercial paper outstanding in excess of $1 billion is supported by the 1991 Credit Agreement.

(5) As a result of certain activities associated with RJRN's interest rate derivative instruments during 1994, the effective interest rate on certain debt may differ from that disclosed in the table. See Note 11 to the Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

                              -------------------

    On May 15, 1992, RJR Nabisco Capital Corp. ("Capital") merged with and into its wholly-owned subsidiary, RJRN. As a result of the merger, RJR Nabisco Holdings Group, Inc. ("Group") became the direct parent of RJRN and RJRN assumed all of the obligations of Capital under the 1991 Credit Agreement and with respect to the following debt securities: Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"); 15% Payment-in-Kind Subordinated Debentures due May 15, 2001 (the "15% Subordinated Debentures"); 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures" and, collectively with the Subordinated Discount Debentures and the 15% Subordinated Debentures, the "Subordinated Debentures"); 10 1/2% Senior Notes due 1998 (the "10 1/2% Senior Notes"); 8.30% Senior Notes due April 15, 1999 (the "8.30% Senior Notes"); and 8.75% Senior Notes due April 15, 2004 (the "8.75% Senior Notes" and, collectively with the 8.30% Senior Notes, the "1992 Senior Notes"). Prior to this merger, RJRN had guaranteed all of Capital's obligations with respect to such indebtedness, and the financial statements of RJRN had reflected such indebtedness and all debt related costs.

    On December 17, 1992, Group merged with and into its wholly-owned subsidiary, RJRN.

    Also during 1992, Holdings entered into the following refinancing transactions: (i) the redemption on February 15, 1992 of $250 million principal amount of Capital's Subordinated Floating Rate Notes due 1999 (the "Subordinated Floating Rate Notes") at a price of $1,005 for each $1,000 principal amount of Subordinated Floating Rate Notes plus accrued and unpaid interest thereon, (ii) the early extinguishments by Capital of approximately $1 billion aggregate principal amount of certain of Capital's subordinated debentures in a privately negotiated transaction (the "1992 Capital Debenture Repurchase") for approximately $995 million in cash, consisting of $165 million aggregate principal amount of its 15% Subordinated Debentures, $85 million aggregate principal amount of its 13 1/2% Subordinated Debentures and $750 million aggregate principal amount (approximately $550 million accreted amount) of its Subordinated Discount Debentures, (iii) the issuance by Capital on April 9, 1992 of $600 million principal amount of 8.30% Senior Notes and $600 million principal amount of 8.75% Senior Notes and the application of substantially all of the net proceeds from the issuance of the 1992 Senior Notes to repay a portion of the funds temporarily drawn under the 1991 Credit Agreement for the redemption of the Subordinated Floating Rate Notes and for the 1992 Capital Debenture Repurchase, (iv) the retirement on May 15, 1992 of $225 million aggregate principal amount of Capital's Subordinated Extendible Reset Debentures due May 15, 1991 (the "Subordinated Reset Debentures") at a price of $1,010 for each $1,000 principal amount of Subordinated Reset Debentures plus accrued and unpaid interest thereon with the remaining proceeds available from the 1992 Senior Notes plus temporary borrowings under the 1991 Credit Agreement, which were repaid with proceeds of medium-term notes and (v) the additional repurchases during 1992 for approximately $1.822 billion in cash of certain of RJRN's subordinated debentures consisting of $690 million aggregate principal amount of its 15% Subordinated Debentures, $81 million aggregate principal amount of its 13 1/2% Subordinated Debentures and $941 million aggregate principal amount (approximately $728 million accreted amount) of its Subordinated Discount Debentures. The principal or accreted amount of the debentures in item (v) was refinanced with proceeds of debt securities maturing in the years 1999-2004. The purchase of most of such amount had been temporarily funded with borrowings under the 1991 Credit Agreement. Also during 1992, Holdings repurchased $126 million aggregate principal amount (approximately $209 million including accrued interest) of its Senior Converting Debentures due 2009

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)
(the "Converting Debentures") for $229 million in cash, and RJRN repurchased $229 million aggregate principal amount of various other debentures for $240 million in cash. The funds for the repurchase of Converting Debentures and various other debentures of RJRN and for a portion of the purchase price of the Subordinated Debentures in item (v) were provided from the issuance of medium-term notes maturing in the years 1995-1997, borrowings under the 1991 Credit Agreement and cash flow from operations.

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

    The remaining portion of a participation in an employee stock ownership plan established by Holdings (the "ESOP") was repurchased on January 15, 1993 for cash, plus accrued and unpaid interest thereon.

    Holdings redeemed on May 1, 1993, 100% of the aggregate principal amount of its outstanding Converting Debentures at a price of $1,000 for each $1,000 principal amount of Converting Debentures, plus accrued and unpaid interest thereon, for the period from February 9, 1989 through April 30, 1993, of $937.54 for each $1,000 principal amount of Converting Debentures.

    During 1993, RJRN issued $750 million principal amount of 8% Notes due 2000, $500 million principal amount of 8 3/4% Notes due 2005 and $500 million principal amount of 9 1/4% Debentures due 2013. Also during 1993, RJRN issued medium-term notes maturing in the years 1995-1998 having an aggregate initial offering price of approximately $230 million. The net proceeds from the sale of these debt securities and the Series B Preferred Stock Offering (as hereinafter defined) were used for general corporate purposes, which included refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases and redemptions of securities. Pending such uses, proceeds were used to repay indebtedness under the 1991 Credit Agreement or for short-term liquid investments.

    A portion of the net proceeds collected from the sale of Holdings' ready-to-eat cold cereal business was used on February 5, 1993 to redeem $216 million principal amount of RJRN's 9 3/8% Sinking Fund Debentures due 2016 (the "9 3/8% Debenture") at a price of $1,065.63 for each $1,000 principal amount of 9 3/8% Debentures, plus accrued and unpaid interest thereon.

    On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures, the 15% Subordinated Debentures and the 13 1/2% Subordinated Debentures at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively, plus accrued interest. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of 266,750,000 Series C Depositary Shares

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED) completed on May 6, 1994 in connection with the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

    On November 30, 1994, RJRN redeemed $1.5 billion of 10 1/2% Senior Notes; $373.5 million of 8 3/8% Sinking Fund Debentures due 2017 and approximately $24.8 million of 7 3/8% Sinking Fund Debentures due 2001. On December 2, 1994, RJRN redeemed $100 million of the 13 1/2% Subordinated Debentures. The redemption price for the 10 1/2% Senior Notes was equal to $1,071 plus accrued interest for each $1,000 principal amount of notes. The redemption price for the 8 3/8% Sinking Fund Debentures due 2017 was equal to $1,054.44 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 7 3/8% Sinking Fund Debentures due 2001 was equal to $1,005.60 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 13 1/2% Subordinated Debentures was equal to $1,067.50 plus accrued interest for each $1000 principal amount of debentures. These redemptions were funded with borrowings under the 1991 Credit Agreement, internally generated cash flow, and, in the case of the 8 3/8% Sinking Fund Debentures due 2017, proceeds from Holdings' Series C Preferred Stock offering.

    On December 7, 1994, Nabisco, Inc. borrowed $1.35 billion under the Nabisco 1994 Credit Agreement to repay a portion of Nabisco's intercompany indebtedness to RJRN. RJRN used the proceeds of the repayment to reduce borrowings under the 1991 Credit Agreement.

    The Registrants' credit agreement dated as of April 5, 1993, as amended (the "1993 Credit Agreement" and, together with the 1991 Credit Agreement, the "Credit Agreements"), under which commitments terminate on April 3, 1995, provides a back-up line of credit to support commercial paper issuances of up to $1 billion. Availability thereunder is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At December 31, 1994, approximately $864 million of commercial paper was outstanding. Accordingly, $136 million was available under the 1993 Credit Agreement at December 31, 1994. Holdings and RJRN expect to obtain bank consent to extend the maturity date of the 1993 Credit Agreement for an additional 364 days.

    Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under the 1991 Credit Agreement, the commercial paper borrowings have been included under "Long-term debt".

    The payment of dividends and the making of distributions by Holdings to its stockholders and by Nabisco to RJRN are subject to direct and indirect restrictions under certain financing agreements and debt instruments of the Registrants and their subsidiaries. With certain exceptions, the Nabisco 1994 Credit Agreement limits prepayments of Nabisco's indebtedness to RJRN and restricts dividends and distributions by Nabisco to $300 million plus 50% of Nabisco's cumulative consolidated net income since January 1, 1995. Loans and advances by Nabisco to RJRN are generally subject to a $100 million limit. The Nabisco 1994 Credit Agreement also limits the ability of Nabisco to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and securities and engage in certain mergers or consolidations. These restrictions have not had and are not expected to have a material effect on the ability of Nabisco Holdings Corp. to pay its anticipated dividends to RJRN, or on the ability of RJRN to meet its obligations.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--LONG-TERM DEBT AND INTEREST EXPENSE--(CONTINUED)

    The Credit Agreements limit the payment of dividends by Holdings. Specifically, the Credit Areements generally restrict dividends and distributions by Holdings to $1 billion, plus 50% of cumulative consolidated net income since January 1, 1995, plus the net cash proceeds of up to $250 million in any twelve month period from issuances of its equity securities. The Credit Agreements and certain other financing agreements limit the ability of Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock and engage in certain mergers or consolidations. Holdings and RJRN believe that they and their subsidiaries are currently in compliance with all convenants and restrictions imposed by the terms of their indebtedness.

    The estimated fair value of Holdings' consolidated long-term debt as of December 31, 1994 and 1993 was approximately $10.7 billion and $12.4 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate. The estimated fair value is lower by $444 million and higher by $400 million than the carrying amounts of Holdings' long-term debt at December 31, 1994 and 1993, respectively, as a result of the level of market interest rates at December 31, 1994 and 1993 compared with the interest rates associated with Holdings' debt obligations. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of Holdings' consolidated long-term debt as of December 31, 1994 and 1993 is not necessarily indicative of the amounts that Holdings could realize in a current market exchange.

NOTE 11--COMMITMENTS AND CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1994, 32 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 14 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. A total of 54 such actions in the United States and one against RJRT's Canadian subsidiary were pending on December 31, 1994. As of February 17, 1995, 55 active cases were pending against RJRT and/or its affiliates or indemnitees, 54 in the United States and one in Canada. The United States cases are in 23 states and are distributed as follows: thirteen in Louisiana, eight in Texas, three in each of Indiana, Mississippi and Tennessee, two in each of Alabama, California, Florida, Minnesota, New Jersey and West Virginia and one in each of Colorado, Ohio, Illinois, Kansas, Washington, Oklahoma, Massachusetts, Nevada, South Carolina, New Hampshire, New York and Pennsylvania. Of the 54 active cases in the United States, 33 are pending in state court and 21 in federal court.

    Five of the 54 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Seven cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, flight attendants alleging personal injury from

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) exposure to environmental tobacco smoke in their workplace and, in one case, parents claiming that an RJRT advertising campaign constitutes an unfair trade practice.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 27 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Liability and Advertising Act, as amended (the "Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et al., which award was overturned on appeal and the case was subsequently dismissed.

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

    Set forth below are descriptions of class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Minnesota, Mississippi and West Virginia, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

    In 1991, in Broin v. Philip Morris Company, Inc. et al., a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants, claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants have appealed the ruling to the Florida Third District Court of Appeal.

    In March 1994, Castano v. The American Tobacco Company, et. al., a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. The defendants plan to pursue appellate remedies.

    In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et. al. a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

    In April 1994, Sparks v. R.J. Reynolds Tobacco Company, et al. was brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In 1994, the case was removed to the United States District Court for the Western District of Washington. Defendants' motion to dismiss the case on preemption grounds was granted on December 9, 1994. Plaintiffs have filed a notice of appeal.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al., was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants have appealed that ruling to the Florida Third District Court of Appeal.

    In September 1994, Granier v. American Tobacco Company, et al., a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case was stayed pending determination of the motion for class certification in the Castano case.

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, Le Tourneau, et al. v. Imperial Tobacco Company, Ltd., et al., seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty, and conspiracy. The relief sought consists of damages of three million dollars, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. As of February 21, 1995, RJR-MacDonald, Inc. had not yet been served with a copy of the complaint.

    In March 1994, Allman v. Philip Morris, Inc., et al. and Higley v. Philip Morris, Inc., et al. were filed in the United States District Court for the Southern District of California against industry members and others, including RJRT, on behalf of a purported class of persons claiming to be addicted to cigarettes who had been prescribed treatment using the nicotine transdermal system. Plaintiffs assert a violation of the Racketeer Influenced and Corrupt Organizations Act and claim unspecified actual and treble damages. In April 1994, the two cases were combined into a single amended complaint and plaintiffs' counsel agreed to dismiss the Higley case. On September 28, 1994, the court granted the defendants' motion to dismiss the remaining case with prejudice. Plaintiffs filed a notice of appeal, but the parties later stipulated to a dismissal. An order was entered on February 13, 1995 dismissing the case.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., the California Supreme Court ruled that the plaintiffs' claim that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code was not preempted by the Cigarette Act. The suit is similar to the Sparks case pending in Washington, except that the plantiffs here are acting as private attorneys general rather than on behalf of a purported class. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. On September 28, 1994, the defendants in this case filed a Petition for Certiorari to the United States Supreme Court, which was denied on December 28, 1994. The case has been remanded to the trial court where additional defendants, including RJRN, have been added.

    In June 1994, in Moore v. The American Tobacco Company, et al., RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case will proceed in Chancery Court. The defendants are considering their options regarding appeal.

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et al., alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, et al., is similar to those previously filed in Mississippi and Minnesota. It seeks

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk.

    On February 21, 1995, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to: prevent the defendants from engaging in consumer fraud; disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. Neither RJRT nor RJRN has been served with a copy of the complaint as of February 21, 1995.

    The suit by the state of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the compartive negligence and assumption of risk defenses. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On February 20, 1995, RJRT and Philip Morris Incorporated filed a petition with the Supreme Court of Florida to prohibit Florida's Agency for Health Care Administration and the Department of Business and Professional Regulation from filing and maintaining a lawsuit against the tobacco industry under this statute.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

    RJRT received a civil investigative demand dated January 11, 1994 from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.

                              -------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

    The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either of the Registrants; however, it is possible that the results of operations or cash flows of the Registrants in particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

COMMITMENTS

    At December 31, 1994, other commitments totalled approximately $556 million, principally for minimum operating lease commitments, the purchase of machinery and equipment and other contractual arrangements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

    Certain financial instruments with off-balance sheet risk have been entered into by RJRN to manage its interest rate and foreign currency exposures.

Interest Rate Arrangements

    RJRN manages its interest rate exposure by adjusting its mix of floating rate debt and fixed rate debt. As part of such management of interest rate exposure, RJRN has entered into interest rate swaps, options, caps and other interest rate arrangements, including written options and other financial instruments having a risk profile substantially similar to written options.
As a result of the impact of higher market interest rates during 1994, RJRN recognized additional interest expense of approximately $22 million associated with its interest rate derivative instruments. However, such interest rate derivative instruments resulted in lower interest expense during 1993 and 1992 of approximately $70 million and $15 million, respectively. Included in the 1994 additional interest expense is approximately $45 million related to RJRN'S outstanding written options and interest rate derivatives with embedded written optionality, all of which were canceled during 1994. Also as part of RJRN's ongoing management of its interest rate exposure during 1994, RJRN effectively neutralized the effects of any further changes in market interest rates on the remainder of its outstanding derivative interest rate instruments (approximately $1.8 billion notional amount at December 31, 1994) through the purchase of offsetting positions (approximately $1.8 billion notional amount at December 31, 1994). Accordingly, as a result of higher interest rates on the above instruments, approximately $39 million, $28 million and $5 million of additional interest expense remains to be recognized in 1995, 1996 and 1997, respectively. At December 31, 1994 and
1993, RJRN had outstanding interest rate swaps, options, caps and other interest rate arrangements with financial institutions having a total gross notional principal amount of $3.6 billion and $5.7 billion, respectively. Although the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--COMMITMENTS AND CONTINGENCIES--(CONTINUED) arrangements outstanding at December 31, 1994 have a net notional amount of $0, these arrangements mature as follows:


                                                         NOTIONAL PRINCIPAL AMOUNT
                                            ----------------------------------------------------
    TYPE OF INSTRUMENT                      1995       1996        1997        1998       TOTAL
- ---------------------------------------     ----      ------      ------      ------      ------
                                                           (AMOUNTS IN MILLIONS)
Variable rate pay swaps................     $400      $  600      $  750      $   50      $1,800
Fixed rate pay swaps...................      400         600         750          50       1,800
                                            ----      ------      ------      ------      ------
                                            $800      $1,200      $1,500      $  100      $3,600
                                            ----      ------      ------      ------      ------
                                            ----      ------      ------      ------      ------

    In 1994, RJRN adopted a policy to utilize interest rate derivative transactions that will adjust the mix of floating rate debt and fixed rate debt on a one for one basis.

    The estimated fair value of these arrangements as of December 31, 1994 and 1993 was unfavorable by approximately $72 million and favorable by approximately $37 million, respectively, based on calculations from independent third parties for similar arrangements.

    When interest rate swaps and purchased options and other interest rate arrangements effectively hedge interest rate exposures, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap, option, cap or other interest rate arrangement is recognized immediately. In addition, for written options and other financial instruments (or components thereof) having a risk profile substantially similar to written options, changes in market value result in the current recognition of any related gains or losses.

Foreign Currency Arrangements

    At December 31, 1994 and 1993, RJRN had outstanding forward foreign exchange contracts with banks to purchase or sell an aggregate notional principal amount of $807 million and $476 million, respectively. Such contracts were primarily entered into to hedge future commitments. The purpose of RJRN's foreign currency hedging activities is to protect RJRN from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. The estimated fair value of these arrangements as of December 31, 1994 and 1993 was unfavorable by approximately $4 million and favorable by approximately $3 million, respectively, based on calculations from independent third parties for similar arrangements.

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

SUMMARY FINANCIAL INSTRUMENTS FAIR VALUE INFORMATION

    At December 31, 1994, the carrying amounts and estimated fair values of RJRN's financial instruments were as follows:

                                                                           ASSETS/(LIABILITIES)
                                                                       ----------------------------
   FINANCIAL INSTRUMENTS                                               CARRYING VALUE    FAIR VALUE
- --------------------------------------------------------------------   --------------    ----------
                                                                          (AMOUNTS IN MILLIONS)
Interest rate swaps:
  Variable rate pay swaps...........................................      $     (2)       $     (76)
                                                                       --------------    ----------
  Fixed rate pay swaps..............................................      $     --        $       4
                                                                       --------------    ----------
Forward foreign exchange contracts..................................      $     (1)       $      (4)
                                                                       --------------    ----------
Total debt..........................................................      $(11,161)       $ (10,717)
                                                                       --------------    ----------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL

    The changes in Common Stock and paid-in capital are shown as follows:

                                                                               1994                          1993
                                                                     -------------------------     ------------------------
                                                                        SHARES         AMOUNT         SHARES         AMOUNT
                                                                     -------------     -------     -------------     ------
                                                                                     (DOLLARS IN MILLIONS)
Common Stock--$0.01 par value--authorized 2,200,000,000 shares at
 December 31, 1994:
 Balance at beginning of year....................................    1,138,011,292     $    11     1,134,648,542     $  11
 Shares issued during the period.................................       13,907,874          --         3,692,911        --
 Conversion of Series A Preferred Stock..........................      210,000,000           2                --        --
 Management shares repurchased and
   cancelled.....................................................         (262,283)         --          (330,161)       --
                                                                     -------------     -------     -------------     ------
     Balance at end of year......................................    1,361,656,883     $    13     1,138,011,292     $  11
                                                                     -------------     -------     -------------     ------
                                                                     -------------     -------     -------------     ------
Paid-in capital:
 Balance at beginning of year....................................                      $ 8,778                       $9,048
 Shares issued during the period, net of stock issuance costs....                        1,754                         (16)
 Tax benefits recorded on shares issued to management and ESOP
shares allocated.................................................                            9                           3
 Management shares and stock options repurchased and cancelled...                           (1)                         (2)
 Preferred stock dividends.......................................                         (393)                       (246)
 Warrants repurchased and cancelled..............................                           --                          --
 Other...........................................................                           --                          (9)
                                                                                       -------                       ------
     Balance at end of year......................................                      $10,147                       $8,778
                                                                                       -------                       ------
                                                                                       -------                       ------

                                                                             1992
                                                                   ------------------------
                                                                      SHARES         AMOUNT
                                                                   -------------     ------

Common Stock--$0.01 par value--authorized 2,200,000,000 shares at
 December 31, 1994:
 Balance at beginning of year....................................  1,121,658,569     $  11
 Shares issued during the period.................................     13,117,248        --
 Conversion of Series A Preferred Stock..........................             --        --
 Management shares repurchased and
   cancelled.....................................................       (127,275)       --
                                                                   -------------     ------
     Balance at end of year......................................  1,134,648,542     $  11
                                                                   -------------     ------
                                                                   -------------     ------
Paid-in capital:
 Balance at beginning of year....................................                    $9,352
 Shares issued during the period, net of stock issuance costs....                       (8 )
 Tax benefits recorded on shares issued to management and ESOP
shares allocated.................................................                        4
 Management shares and stock options repurchased and cancelled...                       (6 )
 Preferred stock dividends.......................................                     (207 )
 Warrants repurchased and cancelled..............................                      (87 )
 Other...........................................................                       --
                                                                                     ------
     Balance at end of year......................................                    $9,048
                                                                                     ------
                                                                                     ------

    The changes in stock options are shown as follows:

                                                     1994                            1993                            1992
                                          ---------------------------     ---------------------------     --------------------------
                                            OPTIONS          PRICE         OPTIONS          PRICE          OPTIONS          PRICE
                                          -----------     -----------     ----------     ------------     ----------     -----------
Balance at beginning of year:
 Stock Option Plan......................   23,240,112     $5.00-10.45     25,355,948     $ 5.00-10.45     25,814,648     $5.00- 5.75
 Long Term Incentive Plan...............   64,632,634      4.52-11.56     19,654,600       7.50-11.56     12,990,600      7.50-11.63
Options granted to management investors
 and directors:
 Stock Option Plan......................      160,800            6.88                                          2,400            5.00
 Long Term Incentive Plan...............    1,777,000       5.50-7.44     49,213,100       4.52- 9.13      7,004,000     8.25-10.125
Management options exercised:
 Stock Option Plan......................   (4,594,737)      5.00-5.75     (1,116,046)            5.00
 Long Term Incentive Plan...............      (35,855)           5.56
Management options repurchased and
 cancelled:
 Stock Option Plan......................      (32,813)     5.00-11.25       (999,790)      5.00- 8.55       (461,100)     5.00-10.45
 Long Term Incentive Plan...............   (4,315,524)     5.56-10.13     (4,235,066)      5.56-10.00       (340,000)     7.50-11.63
                                          -----------                     ----------                      ----------
Balance at end of year:
 Stock Option Plan......................   18,773,362      5.00-10.45     23,240,112       5.00-10.45     25,355,948      5.00-10.45
 Long Term Incentive Plan...............   62,058,255      4.52-11.56     64,632,634       4.52-11.56     19,654,600      7.50-11.56
                                          -----------                     ----------                      ----------
                                           80,831,617      4.52-11.56     87,872,746       4.52-11.56     45,010,548      5.00-11.56
                                          -----------                     ----------                      ----------
                                          -----------                     ----------                      ----------

    At December 31, 1994, options were exercisable as to 43,974,207 shares, compared with 20,018,041 shares at December 31, 1993, and 15,590,909 shares at December 31, 1992. As of December 31, 1994, options for 100,351,127 shares of Common Stock were available for future grant.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

    To provide an incentive to attract and retain key employees responsible for the management and administration of the business affairs of Holdings and its subsidiaries, on June 15, 1989 the board of directors of Holdings adopted the Stock Option Plan for Directors and Key Employees of RJR Holdings Corp. and Subsidiaries (the "Stock Option Plan") pursuant to which options to purchase Common Stock may be granted. On June 16, 1989 the Stock Option Plan was approved by the written consent of the holders of a majority of the Common Stock. Non-employee directors or key employees of Holdings or any subsidiary of Holdings are eligible to be granted options under the Stock Option Plan. A maximum of 30,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the Stock Option Plan. The options to key employees granted under the Stock Option Plan generally vest over a five year period and the exercise price of such options is generally the fair market value of the Common Stock on the date of grant. Each eligible director is, upon becoming a director, granted an option under the Stock Option Plan to purchase 30,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant. They cannot be exercised for six months following the date of grant but, thereafter, are exercisable for ten years from the date of grant. In addition, each eligible director receives an annual grant of stock options which, beginning in 1995, will be made on the date of the director's election or re-election to the Board of Directors. The annual grant is intended to deliver a predetermined value, and the number of shares of Common Stock subject to the option is determined based on an internal valuation methodology. In 1994, each eligible director received a stock option to purchase 5,900 shares of Common Stock. The annually granted stock options have a 15 year term and vest over three years (33% on the first and second anniversaries of the date of grant and 34% on the third anniversary).

    On August 1, 1990, the board of directors of Holdings adopted the 1990 Long Term Incentive Plan (the "1990 LTIP") which was approved on such date by the written consent of the holders of a majority of the Common Stock. The 1990 LTIP authorizes grants of incentive awards ("Grants") in the form of "incentive stock options" under Section 422 of the Internal Revenue Code, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares or other stock-based grants. Awards under the 1990 LTIP may be granted to key employees of, or other persons having a unique relationship to, Holdings and its subsidiaries. Directors who are not also employees of Holdings and its subsidiaries are ineligible for Grants. A maximum of 105,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the 1990 LTIP pursuant to Grants. The 1990 LTIP also limits the amount of shares which may be issued pursuant to "incentive stock options" and the amount of shares subject to Grants which may be issued to any one participant. As of December 31, 1994, purchase stock, stock options other than incentive stock options, restricted stock, performance shares, performance units and other stock-based grants have been granted under the 1990 LTIP. The options granted before 1993 under the 1990 LTIP generally will vest over a three year period ending December 31, 1995. Prior to January 1, 1993, such options had vested over a six to eight year period. Options granted in 1994 vest over a three year period beginning from the date of grant. The exercise prices of such options are between $5.50 and $7.44 per share. In connection with the purchase stock grants awarded during 1994, 1993 and 1992, 0 shares, 622,222 shares and 495,000 shares, respectively, of Common Stock were purchased and options to purchase four shares were granted for every share of such Common Stock purchased. In addition, arrangements were made enabling purchasers to borrow on a secured basis from Holdings the price of the stock purchased, as well as the taxes due on any taxable income

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED) recognized in connection with such purchases. The current annual interest rate on such arrangements, which was set in July 1994 at the then applicable federal rate for long-term loans, is 6.37%. These borrowings plus accrued interest and taxes must generally be repaid within two years following termination of active employment. During 1994, 4,420,500 shares of Common Stock were awarded in connection with restricted stock grants made. These shares are subject to restrictions that will lapse on July 15, 1997 (or earlier under certain circumstances). Other stock-based awards were made in 1994 under the 1990 LTIP to individuals who previously acquired certain purchase stock under the 1990 LTIP. Under this program, such individuals receive grants of Common Stock or cash at the Company's election on either three or four annual grant dates beginning July 1994 and ending either July 1, 1996 or July 1, 1997. The fair market value of Common Stock to be awarded on each grant date is equal to the excess, if any, of (i) 33% or 25%, respectively, of the maximum amount the individual could have borrowed to acquire purchase stock, over (ii) the then fair market value of the same percentage of such individual's purchase stock. The grant is increased by the amount of presumed borrowing costs and the amount necessary to hold the individual harmless from income taxes due as a result of the grant. No grant will be made on a grant date if, on such grant date, the amount determined under clause (ii) above equals or exceeds the amount determined in clause (i) above.

    In connection with the initial public offering of shares of Nabisco in January 1995, the board of directors of Nabisco adopted the Nabisco Holdings Corp. 1994 Long Term Incentive Plan (the "Nabisco LTIP") which is substantially similar to the LTIP except that stock-based awards are denominated in shares of Class A Common Stock of Nabisco. On January 19, 1995 and on January 27, 1995, employees of Nabisco with outstanding stock options under the LTIP were permitted to elect to surrender 100% of their outstanding LTIP stock options in exchange for the grant of options under the Nabisco LTIP. Charles M. Harper, as chairman of the board of directors of Nabisco, was permitted to surrender 50% of his outstanding LTIP options on January 19, 1995 in exchange for Nabisco LTIP options. Options to purchase a total of 24,686,068 shares of Common Stock were surrendered pursuant to this program. Also on January 19, 1995, Holdings purchased one-half of Mr. Harper's restricted LTIP purchase shares (311,111 shares) at the then fair market value ($5.625 per share), and he used the proceeds to acquire similarly restricted shares of Class A Common Stock of Nabisco.

    In addition to the shares purchased under the 1990 LTIP, approximately 550,000 shares of Common Stock were sold during 1991 to certain management investors. No such sales occurred in 1993 or 1994. Unlike the shares sold under the 1990 LTIP, a portion of these shares remain subject to significant restrictions on transferability.

    At December 31, 1994, Holdings' outstanding classes of capital stock consisted of the following: the Common Stock, the Series B Cumulative Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), and the ESOP Convertible Preferred Stock, stated value of $16.00 per share and par value of $.01 per share (the "ESOP Preferred Stock"). In addition, Holdings had its Cumulative Convertible Preferred Stock, stated value of $25 per share and par value of $.01 per share (the "Cumulative Convertible Preferred Stock"), outstanding until the fourth quarter of 1993 and its Series A Conversion Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), outstanding until the fourth quarter of 1994. All of the classes of preferred stock of Holdings rank senior to the Common Stock as to dividends and preferences in liquidation. Holdings' charter authorized 150,000,000 preferred shares at December 31, 1994 and 1993.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

    On November 1, 1990, Holdings issued and/or registered 72,032,000 shares of the Cumulative Convertible Preferred Stock. The Cumulative Convertible Preferred Stock paid cash dividends at a rate of 11.5% of stated value per annum, payable quarterly in arrears commencing January 15, 1991. The Cumulative Convertible Preferred Stock was convertible after May 1, 1991 into shares of Common Stock at a conversion price of $9 of stated value per share of Common Stock. Holders of the Cumulative Convertible Preferred Stock converted 379 shares of the stock into 1,051 shares of Common Stock during 1992 and another 123,523 shares into 342,976 shares of Common Stock during 1993. On December 6, 1993, the outstanding Cumulative Convertible Preferred Stock was redeemed at a redemption price of $27.0125 per share plus accrued and unpaid dividends.

    On November 8, 1991, Holdings issued 52,500,000 shares of Series A Preferred Stock and sold 210,000,000 Series A Depositary Shares, each of which represented one-quarter of a share of Series A Preferred Stock. Each share of Series A Preferred Stock paid cash dividends at a rate of $3.34 per annum, payable quarterly in arrears commencing February 18, 1992. On November 15, 1994, the 210,000,000 Series A Depository Shares converted automatically into 210,000,000 shares of Common Stock.

    On August 18, 1993, Holdings issued 50,000 shares of Series B Preferred Stock, and sold 50,000,000 depositary shares ("Series B Depositary Shares") at $25 per Series B Depositary Share ($1.25 billion) in connection with such issuance (the "Series B Preferred Stock Offering"). Each share of Series B Preferred Stock bears cumulative cash dividends at a rate of $2,312.50 per annum, or $2.3125 per Series B Depositary Share, and is payable quarterly in arrears commencing December 1, 1993. Each Series B Depositary Share represents .001 ownership interest in a share of Series B Preferred Stock of Holdings. At Holdings' option, on or after August 19, 1998, Holdings may redeem shares of the Series B Preferred Stock (and the Depositary will redeem the number of Series B Depositary Shares representing the shares of Series B Preferred Stock) at a redemption price equivalent to $25 per Series B Depositary Share plus accrued and unpaid dividends thereon. Holdings' ability to redeem the Series B Preferred Stock is subject to certain restrictions in its credit agreements.

    On May 6, 1994, Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares was applied to the redemption of RJRN's subordinated debentures on May 15, 1994. The remaining proceeds from the sale of the Series C Depositary Shares were used to repay indebtedness under the 1991 Credit Agreement and for short-term liquid investments until they were applied to redeem certain of RJRN's sinking fund debentures. Each share of Series C Preferred Stock bears cumulative cash dividends at a rate of $6.012 per annum, or $.6012 per Series C Depositary Share, payable quarterly in arrears. Each Series C Depositary Share represents a one tenth ownership interest in a share of Series C Preferred Stock of Holdings. Each share of Series C Preferred Stock will mandatorily convert into ten shares of Holdings Common Stock on May 15, 1997, subject to adjustment in certain events, plus accrued and unpaid dividends thereon. In addition, at Holdings' option, Holdings may redeem shares of the Series C Preferred Stock (and the Depositary will redeem the number of Series C Depositary Shares representing such shares of Series C Preferred Stock) at a redemption price to be paid in shares of Holdings Common Stock (or, following certain circumstances, other consideration), plus accrued and

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED) unpaid dividends. The optional redemption price declines from $112.286 per share by $.01656 per share on each day following May 6, 1994 to $95.246 per share on March 15, 1997 and is $94.25 thereafter.

    On April 10, 1991, the ESOP borrowed $250 million from Holdings (the "ESOP Loan") to purchase 15,625,000 shares of ESOP Preferred Stock. The ESOP Loan, which was renegotiated in 1993, has a final maturity in 2006 and bears interest at the rate of 8.2% of its stated value per annum. At December 31, 1994, the ESOP Preferred Stock is convertible into 15,315,130 shares of Common Stock, subject to adjustment in certain events, and bears cumulative dividends at a rate of 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears commencing January 2, 1992, when, as and if declared by the board of directors of Holdings. The ESOP Preferred Stock is redeemable at the option of Holdings, in whole or in part, at any time on or after April 10, 1999, at an initial optional redemption price of $16.250 per share. The initial optional redemption price declines thereafter on an annual basis in the amount of $.125 a year to $16 per share on April 10, 2001, plus accrued and unpaid dividends. Holders of ESOP Preferred Stock have voting rights with respect to certain matters submitted to a vote of the holders of the Common Stock. Effective January 1, 1992, RJRN's matching contributions to eligible employees under its Capital Investment Plan are being made in the form of ESOP Preferred Stock. RJRN's matching contribution obligation in respect of each participating employee is equal to $.50 for every pre-tax dollar contributed by the employee, up to 6% of the employee's pay. The shares of ESOP Preferred Stock are allocated at either the floor value of $16 a share or the fair market value of Common Stock, whichever is higher. During 1994 and 1993, approximately $22 million and $29 million, respectively, was contributed to the ESOP by RJRN or Holdings and approximately $19 million and $20 million, respectively, of ESOP dividends were used to service the ESOP's debt to Holdings.

    On February 9, 1989, 15,254,238 warrants were issued to purchase 15,254,238 shares of Common Stock. Such warrants were initially exercisable at an exercise price of $5.00 per share, subject to adjustment in certain events, at any time prior to February 9, 1999. On November 8, 1991, the exercise price for the warrants and the number of shares of Common Stock issuable upon exercise thereof were adjusted to $4.9164 and 1.017, respectively. During the third quarter of 1992, Holdings repurchased from a limited partnership of which KKR Associates, an affiliate of Kohlberg Kravis Roberts & Co., L.P, is the sole general partner and certain affiliates of Merrill Lynch & Co., Inc. 6,182,586 warrants of the 15,254,238 warrants issued on February 9, 1989 for approximately $36 million in cash. During October 1992, Holdings repurchased from the same parties the remaining 9,071,652 warrants for approximately $51 million in cash. Each of these warrants allowed the holder to purchase 1.017 shares of Common Stock for an exercise price of $4.9164 at any time on or prior to February 8, 1999.

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

    The pro forma net income (loss) per common and common equivalent share for each of the years within the three year period ended December 31, 1994 reflects a one-for-five reverse split approved by the Board of Directors of Holdings which will be submitted to Holdings' stockholders for approval at its Annual Meeting in April 1995. (See Note 17 to the Consolidated Financial Statements).

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--RETAINED EARNINGS AND CUMULATIVE TRANSLATION ADJUSTMENTS

    Retained earnings (accumulated deficit) at December 31, 1994, 1993 and 1992 includes non-cash expenses related to accumulated trademark and goodwill amortization of $3.644 billion, $3.015 billion and $2.390 billion, respectively.

    The changes in cumulative translation adjustments are shown as follows:

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Balance at beginning of period.........................      $ (102)         $  (47)          $ 11
  Translation and other adjustments....................         (62)            (55)           (58)
                                                             ------          ------          -----
Balance at end of period...............................      $ (164)         $ (102)          $(47)
                                                             ------          ------          -----
                                                             ------          ------          -----

NOTE 14--RETIREMENT BENEFITS

    RJRN sponsors a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees. Plans covering regular full-time employees in the tobacco operations as well as the majority of salaried employees in the corporate groups and food operations provide pension benefits that are based on credits, determined by age, earned throughout an employee's service and final average compensation before retirement. Plan benefits are offered as lump sum or annuity options. Plans covering hourly as well as certain salaried employees in the corporate groups and food operations provide pension benefits that are based on the employee's length of service and final average compensation before retirement. RJRN's policy is to fund the cost of current service benefits and past service cost over periods not exceeding 30 years to the extent that such costs are currently tax deductible. Additionally, RJRN participates in several multi-employer and other defined contribution plans, which provide benefits to certain of RJRN's union employees. Employees in foreign countries who are not U.S. citizens are covered by various post-employment benefit arrangements, some of which are considered to be defined benefit plans for accounting purposes.

    A summary of the components of pension expense for RJRN-sponsored plans follows:

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1994           1993           1992
                                                            ------------   ------------   ------------
Defined benefit pension plans:
  Service cost--benefits earned during the period.........     $   97         $   76         $   84
  Interest cost on projected benefit obligation...........        256            255            251
  Less actual return on plan assets.......................       (260)          (262)          (259)
  Net amortization and deferral...........................         (2)            (4)            (4)
                                                               ------         ------         ------
      Total...............................................         91             65             72
Multi-employer and other defined contribution plans.......         36             32             31
                                                               ------         ------         ------
      Total pension expense...............................     $  127         $   97         $  103
                                                               ------         ------         ------
                                                               ------         ------         ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RETIREMENT BENEFITS--(CONTINUED)

    The principal plans used the following actuarial assumptions for accounting purposes:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       1994            1993
                                                   ------------    ------------
Weighted average discount rate.................        8.75%           7.50%
Rate of increase in compensation levels........        5.00%           5.00%
Expected long-term rate of return on assets....        9.50%           9.50%

    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, 1994 and 1993 for RJRN's defined benefit pension plans.

                                             U.S. PLANS                                          FOREIGN PLANS
              ------------------------------------------------------------------------  --------------------------------
                       DECEMBER 31, 1994                    DECEMBER 31, 1993                  DECEMBER 31, 1994
              -----------------------------------  -----------------------------------  --------------------------------
                PLANS WHOSE       PLANS WHOSE        PLANS WHOSE       PLANS WHOSE        PLANS WHOSE      PLANS WHOSE
              ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED    ACCUMULATED
                ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED       BENEFITS
                 BENEFITS          ASSETS(1)          BENEFITS          ASSETS(1)          BENEFITS      EXCEEDED ASSETS
              ---------------  ------------------  ---------------  ------------------  ---------------  ---------------
Actuarial
 present
 value of:
 Vested
benefits.....     $ 2,318             $ 89             $ 2,252            $  272             $ 143            $ 187
 Non-vested
benefits.....          26                2                 225                 5                 5               25
                    -----              ---               -----               ---               ---              ---
 Accumulated
   benefit
obligation...       2,344               91               2,477               277               148              212
 Effect of
   future
   salary
increases....         252                8                 296                29                39               40
                    -----              ---               -----               ---               ---              ---
 Projected
   benefit
obligation...       2,596               99               2,773               306               187              252
Plan assets
 at fair
 market
value........       2,542               40               2,529               204               170              106
                    -----              ---               -----               ---               ---              ---
Plan assets
 in excess of
 (less than)
 projected
 benefit
obligation...         (54)             (59)               (244)             (102)              (17)            (146)
Unrecognized
 net (gain)
loss.........        (256)              (6)                (68)                3                 6               29
Unrecognized
 prior
 service
cost.........         (30)              (6)                (31)              (10)               (7)              23
                    -----              ---               -----               ---               ---              ---
Net pension
 liabilities
 recognized
 in the
 Consolidated
Balance
Sheets.......     $  (340)            $(71)            $  (343)           $ (109)            $ (18)           $ (94)
                    -----              ---               -----               ---               ---              ---
                    -----              ---               -----               ---               ---              ---


                      DECEMBER 31, 1993
               --------------------------------
                 PLANS WHOSE      PLANS WHOSE
               ASSETS EXCEEDED    ACCUMULATED
                 ACCUMULATED       BENEFITS
                  BENEFITS      EXCEEDED ASSETS
               ---------------  ---------------
Actuarial
 present
 value of:
 Vested
benefits.....       $ 148            $ 186
 Non-vested
benefits.....           6               23
                      ---              ---
 Accumulated
   benefit
obligation...         154              209
 Effect of
   future
   salary
increases....          42               31
                      ---              ---
 Projected
   benefit
obligation...         196              240
Plan assets
 at fair
 market
value........         172              109
                      ---              ---
Plan assets
 in excess of
 (less than)
 projected
 benefit
obligation...         (24)            (131)
Unrecognized
 net (gain)
loss.........          17               26
Unrecognized
 prior
 service
cost.........          (8)              14
                      ---              ---
Net pension
 liabilities
 recognized
 in the
 Consolidated
Balance
Sheets.......       $ (15)           $ (91)
                      ---              ---
                      ---              ---

- ------------

(1) Of the net pension liability, $(2) million and $34 million were related to qualified plans at December 31, 1994 and 1993, respectively.

    At December 31, 1994, approximately 99 percent of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 14--RETIREMENT BENEFITS--(CONTINUED)

    In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for RJRN. Effective January 1, 1992, RJRN adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"). Under SFAS No. 106, RJRN is required to accrue the costs for retirees' health and other postretirement benefits other than pensions and recognize the unfunded and unrecognized accumulated benefit obligation for these benefits. RJRN had previously accrued a liability for postretirement benefits other than pensions and as a result, SFAS No. 106 did not have a material impact on RJRN's financial statements.

    Net postretirement health and life insurance benefit cost consisted of the following:

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Service cost--benefits earned during the period........       $ 17            $ 16            $ 12
Interest cost on accumulated postretirement benefit
  obligation...........................................         62              60              58
                                                               ---             ---             ---
  Net postretirement health care and life insurance
    costs..............................................       $ 79            $ 76            $ 70
                                                               ---             ---             ---
                                                               ---             ---             ---

    RJRN's postretirement health and life insurance benefit plans currently are not funded. The status of the plans was as follows:

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1994            1993
                                                                      ------------    ------------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees.........................................................       $638            $693
  Fully eligible active plan participants..........................         95              88
  Other active plan participants...................................        216             263
Unrecognized actuarial amounts.....................................         49             (58)
                                                                         -----           -----
Accrued postretirement health care and life insurance
  costs............................................................       $998            $986
                                                                         -----           -----
                                                                         -----           -----

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 9% in 1994, 8% in 1995 and 7% in 1996 gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994 and the 1994 net postretirement health care and life insurance costs by approximately 5.8% and 5.2%, respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 8.75% and 7.50% as of December 31, 1994 and 1993, respectively.

    Effective January 1, 1993, RJRN adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"). Under SFAS No. 112, RJRN is required to accrue the costs for preretirement postemployment benefits provided to former or inactive employees and recognize an obligation for these benefits. The adoption of SFAS No. 112 did not have a material impact on the financial statements of either Holdings or RJRN.

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

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Net sales:
  Tobacco..............................................     $  7,667        $  8,079        $  9,027
  Food.................................................        7,699           7,025           6,707
                                                          ------------    ------------    ------------
    Consolidated net sales.............................     $ 15,366        $ 15,104        $ 15,734
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Operating income:
  Tobacco(1)(2)........................................     $  1,826        $    893        $  2,241
  Food(1)(2)...........................................          931             624             769
  Headquarters (2).....................................         (207)           (139)           (112)
                                                          ------------    ------------    ------------
    Consolidated operating income......................     $  2,550        $  1,378        $  2,898
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Capital expenditures:
  Tobacco..............................................     $    215        $    224        $    189
  Food.................................................          455             391             330
                                                          ------------    ------------    ------------
    Consolidated capital expenditures..................     $    670        $    615        $    519
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Depreciation expense:
  Tobacco..............................................     $    228        $    237        $    252
  Food.................................................          218             207             197
  Headquarters.........................................            8               4               6
                                                          ------------    ------------    ------------
    Consolidated depreciation expense..................     $    454        $    448        $    455
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

Assets:                                                    DECEMBER 31, 1994      DECEMBER 31, 1993
                                                           -----------------      -----------------
  Tobacco...............................................        $19,420                $19,904
  Food..................................................         11,917                 11,270
  Headquarters(3).......................................             71                    121
                                                               --------               --------
    Consolidated assets.................................        $31,408                $31,295
                                                               --------               --------
                                                               --------               --------

- ------------

(1) Includes amortization of trademarks and goodwill for Tobacco and Food, respectively, for the year ended December 31, 1994, of $404 million and $225 million; for the year ended December 31, 1993, of $407 million and $218 million and for the year ended December 31, 1992, of $404 million and $212 million.

(2) The 1993 and 1992 amounts include the effects of the restructuring expense at Tobacco (1993-- $544 million; 1992--$43 million), Food (1993--$153 million; 1992--$63 million) and Headquarters (1993--$33; 1992--$0), and the 1992 gain ($98 million) from the sale of Holdings' ready-to-eat cold cereal business (See Note 1 to the Consolidated Financial Statements).

(3) Cash and cash equivalents for the domestic operating companies are included in Headquarters' assets.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--SEGMENT INFORMATION--(CONTINUED)

  Geographic Data

    The following tables show certain financial information relating to Holdings' continuing operations in various geographic areas.

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Net sales:
  United States (including U.S. export sales)..........     $ 11,144        $ 11,570        $ 13,182
  Europe...............................................        1,934           1,671           1,109
  Other geographic areas...............................        3,039           2,794           1,855
  Less transfers between geographic areas(1)...........         (751)           (931)           (412)
                                                          ------------    ------------    ------------
    Consolidated net sales.............................     $ 15,366        $ 15,104        $ 15,734
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Operating income:(2)
  United States........................................     $  2,159        $  1,284        $  2,634
  Europe...............................................          272              40             138
  Other geographic areas...............................          326             193             238
  Headquarters.........................................         (207)           (139)           (112)
                                                          ------------    ------------    ------------
    Consolidated operating income(3)...................     $  2,550        $  1,378        $  2,898
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                                                           DECEMBER 31, 1994      DECEMBER 31, 1993
                                                           -----------------      -----------------
Assets:
  United States.........................................        $26,447                $27,143
  Europe................................................          2,141                  1,820
  Other geographic areas................................          2,749                  2,211
  Headquarters..........................................             71                    121
                                                               --------               --------
    Consolidated assets.................................        $31,408                $31,295
                                                               --------               --------
                                                               --------               --------
Liabilities of Holdings' continuing operations located
  in foreign countries..................................        $ 1,725                $ 1,689
                                                               --------               --------
                                                               --------               --------

- ------------

(1) Transfers between geographic areas (which consist principally of tobacco transferred principally from the United States to Europe) are generally made at fair market value.

(2) The 1993 and 1992 amounts include the effects of the restructuring expense of $730 million and $106 million, respectively, and a 1992 gain ($98 million) on the sale of Holdings' ready-to-eat cold cereal business (see
    Note 1 to the Consolidated Financial Statements).

(3) Includes amortization of trademarks and goodwill of $629 million, $625 million and $616 million for the 1994, 1993 and 1992 periods, respectively.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for Holdings for the quarterly periods of 1994 and 1993:

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              FIRST     SECOND    THIRD     FOURTH
                                                              ------    ------    ------    ------
1994
  Net sales.................................................  $3,572    $3,784    $3,966    $4,044
  Operating income..........................................     632       675       678       565
  Income before extraordinary item..........................     194       192       216       162
  Net income................................................     195        46       216        62
  Income before extraordinary item per common share(1)......    0.12      0.11      0.11      0.08
  Net income per common share(1)............................    0.12      0.01      0.11      0.02

                                                              FIRST     SECOND    THIRD     FOURTH
                                                              ------    ------    ------    ------
1993
  Net sales.................................................  $3,736    $3,719    $3,598    $4,051
  Operating income (loss)...................................     683       582       431      (318)
  Income (loss) before extraordinary item...................     210       142        74      (429)
  Net income (loss).........................................     163        77        76      (461)
  Income (loss) before extraordinary item per common
share(1)....................................................    0.15      0.10      0.04     (0.34)
  Net income (loss) per common share(1).....................    0.12      0.05      0.04     (0.36)

- ------------

(1) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

NOTE 17--SUBSEQUENT EVENTS
                          ----------------------------

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock at an initial offering price of $24.50 per share. Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its initial borrowing under the Nabisco 1994 Credit Agreement. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of its voting power. In connection with the offering, Holdings, RJRN and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to Nabisco Holdings and Nabisco securities.

    Certain provisions in approximately $6 billion of RJRN's publicly held debt limit the ability of Nabisco Holdings and Nabisco to incur long-term debt. RJRN and Nabisco are currently considering a transaction in which they would seek to obtain consents to remove such limitations in order to permit Nabisco to establish long-term borrowing capacity independent of RJRN and to reduce its intercompany debt to RJRN. It is anticipated that such consents would be sought in connection with offers by Nabisco or RJRN to exchange debt of Nabisco for, or to pay certain cash consent solicitation fees in respect of, all or a portion of such RJRN debt. RJRN believes that any such transaction would not materially change the amount of consolidated indebtedness of either RJRN or Nabisco, although any newly issued debt of RJRN or Nabisco incurred in connection with the transaction may have maturities, interest rates or other terms that are less attractive to RJRN or Nabisco, respectively, than the terms of their existing debt. No assurance can be given that any such restructuring will be pursued or consummated or as to the timing of any such restructuring.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--SUBSEQUENT EVENTS --(CONTINUED)

    The Board of Directors of Holdings has declared an initial quarterly dividend of $.075 per share payable on April 1, 1995 to holders of record as of March 10, 1995. Holdings expects to continue to pay a quarterly cash dividend on the Common Stock of $.075 per share or $.30 per share on an annualized basis. Holdings believes that its adopted policies concerning distributions to stockholders and the provisions of its credit agreements will not limit its ability to pay quarterly dividends.

    The Board of Directors of Holdings approved a one-for-five reverse split of the Common Stock, which will be submitted to Holdings' stockholders for approval at its annual meeting in April 1995. If approved, the reverse stock split would result in a dividend and earnings per share that are five times higher with a corresponding reduction in the number of shares outstanding.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Administrative expenses................................     $    (12)       $     (8)       $    (12)
Interest and debt expense..............................           --             (23)            (90)
Other income (expense), net............................           11              30              82
                                                          ------------    ------------    ------------
      Income (loss) before income taxes................           (1)             (1)            (20)
Provision (benefit) for income taxes...................           (3)             (2)            (13)
                                                          ------------    ------------    ------------
                                                                   2               1              (7)
Equity in income (loss) of subsidiary, net of income
taxes..................................................          762              (4)            783
                                                          ------------    ------------    ------------
      Income (loss) before extraordinary item..........          764              (3)            776
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes (including extraordinary
  losses of $135 and $464 from subsidiary for 1993 and
  1992, respectively)..................................         (245)           (142)           (477)
                                                          ------------    ------------    ------------
      Net income (loss)................................          519            (145)            299
Less preferred stock dividends.........................          131              68              31
                                                          ------------    ------------    ------------
      Net income (loss) applicable to common stock.....          388            (213)            268
Retained earnings (accumulated deficit) at beginning of
period.................................................         (883)           (738)         (1,037)
Add preferred stock dividends charged to paid-in
capital................................................          131              68              31
                                                          ------------    ------------    ------------
Retained earnings (accumulated deficit) at end of
period.................................................     $   (364)       $   (883)       $   (738)
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                         YEAR ENDED        YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                            1994              1993           1992
                                                      -----------------   ------------   ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).................................       $   519          $   (145)      $    299
                                                           -------        ------------   ------------
  Adjustments to reconcile net income (loss) to net
    cash flows from (used in) operating activities:
    Deferred income tax provision (benefit).........            62                69            (63)
    Non-cash interest and debt expense..............            --                22             79
    Extraordinary item--loss on early
      extinguishments of debt.......................            --                10             20
    Equity in (income) loss of subsidiary,
      net of income taxes...........................          (517)              139           (319)
    Other, net......................................           (29)               70           (164)
                                                           -------        ------------   ------------
        Total adjustments...........................          (484)              310           (447)
                                                           -------        ------------   ------------
    Net cash flows from (used in) operating
activities..........................................            35               165           (148)
                                                           -------        ------------   ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Dividends received from subsidiary................            42                48            278
  Investment in subsidiary..........................        (1,680)           (1,214)            --
                                                           -------        ------------   ------------
    Net cash flows from (used in) investing
activities..........................................        (1,638)           (1,166)           278
                                                           -------        ------------   ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES (NOTE
  A):
  Repayments of long-term debt......................            --              (548)          (251)
  Proceeds from issuance of common stock and
exercised warrants..................................            54                 9              1
  Proceeds from issuance of Series B Preferred
Stock...............................................            --             1,250             --
  Proceeds from issuance of Series C Preferred
Stock...............................................         1,734                --             --
  Preferred stock dividends paid....................          (395)             (241)          (214)
  Financing and advisory fees paid..................           (54)              (39)            (2)
  Repurchase of preferred stock.....................            (3)             (105)            --
  Repurchases and cancellations of common stock,
stock options and warrants..........................            (1)               (1)           (89)
  Other, net--including intercompany transfers......           272               683            425
                                                           -------        ------------   ------------
    Net cash flows from (used in) financing
activities..........................................         1,607             1,008           (130)
                                                           -------        ------------   ------------

    Net change in cash and cash equivalents.........             4                 7             --
Cash and cash equivalents at beginning of period....            10                 3              3
                                                           -------        ------------   ------------
Cash and cash equivalents at end of period..........       $    14          $     10       $      3
                                                           -------        ------------   ------------
                                                           -------        ------------   ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31, 1994    DECEMBER 31, 1993
                                                              -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents................................        $    14              $    10
  Accounts and notes receivable............................             --                    9
                                                                  --------              -------
        TOTAL CURRENT ASSETS...............................             14                   19
                                                                  --------              -------
Investment in subsidiary...................................         11,410                9,316
Other assets and deferred charges..........................              1                    4
                                                                  --------              -------
                                                                   $11,425              $ 9,339
                                                                  --------              -------
                                                                  --------              -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.................        $    44              $    46
                                                                  --------              -------
        TOTAL CURRENT LIABILITIES..........................             44                   46
                                                                  --------              -------
Intercompany payable, net..................................            399                  150
Deferred income taxes......................................             74                   73
Commitments and contingencies (Note B).....................
Stockholders' equity (Note C):
  ESOP convertible preferred stock--15,315,130 and
    15,573,973 shares issued and outstanding at December
    31, 1994 and 1993, respectively........................            245                  249
  Series A convertible preferred stock--52,500,000 shares
    issued and outstanding at December 31, 1993............             --                    2
  Series B preferred stock--50,000 shares issued and
    outstanding at December 31, 1994 and 1993..............          1,250                1,250
  Series C preferred stock--26,675,000 shares issued and
    outstanding at December 31, 1994.......................              3                   --
  Common stock--1,361,656,883 and 1,138,011,292 shares
    issued and outstanding at December 31, 1994 and 1993,
    respectively...........................................             13                   11
  Paid-in capital..........................................         10,147                8,778
  Cumulative translation adjustments.......................           (164)                (102)
  Retained earnings (accumulated deficit)..................           (364)                (883)
  Receivable from ESOP.....................................           (186)                (211)
  Loans receivable from employees..........................            (14)                 (18)
  Unamortized value of restricted stock....................            (22)                  (6)
                                                                  --------              -------
        TOTAL STOCKHOLDERS' EQUITY.........................         10,908                9,070
                                                                  --------              -------
                                                                   $11,425              $ 9,339
                                                                  --------              -------
                                                                  --------              -------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS
INFORMATION

    For information regarding certain non-cash financing activities, see Notes 10 and 12 to the Consolidated Financial Statements.

NOTE B--COMMITMENTS AND CONTINGENCIES

    Holdings has guaranteed the indebtedness of RJRN under the 1991 Credit Agreement and the 1993 Credit Agreement. For a discussion of certain restrictive covenants associated with these debt obligations, see Note 10 to the Consolidated Financial Statements.

    For disclosure of additional contingent liabilities, see Note 11 to the Consolidated Financial Statements.

NOTE C--STOCKHOLDERS' EQUITY

    The Board of Directors of Holdings approved a one-for-five reverse split of the Common Stock which will be submitted to Holdings' stockholders for approval at its Annual Meeting in April 1995. For additional information, see Notes 2 and 17 to the Consolidated Financial Statements.

                                                                      SCHEDULE I

                                RJR NABISCO INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1994            1993            1992
                                                          ------------    ------------    ------------
Administrative expenses................................     $    (99)       $     (7)       $      2
Restructuring expense..................................       --                 (33)         --
Interest and debt expense..............................       (1,009)         (1,105)         (1,265)
Other income (expense), net............................        1,153           1,391           2,252
                                                          ------------    ------------    ------------
      Income (loss) before income taxes................           45             246             989
Provision (benefit) for income taxes...................          (17)             40             208
                                                          ------------    ------------    ------------
                                                                  62             206             781
Equity in income (loss) of subsidiary, net of income
taxes..................................................          700            (210)              2
                                                          ------------    ------------    ------------
      Income (loss) before extraordinary item..........          762              (4)            783
Extraordinary item-loss on early extinguishments of
  debt, net of income taxes............................         (245)           (135)           (464)
                                                          ------------    ------------    ------------
Net income (loss)......................................          517            (139)            319
Retained earnings (accumulated deficit) at beginning of
  period...............................................         (459)           (320)           (639)

Dividend paid to Parent and charged to retained
  earnings.............................................          (42)             --              --
                                                          ------------    ------------    ------------
Retained earnings (accumulated deficit) at end of
  period...............................................     $     16        $   (459)       $   (320)
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                                RJR NABISCO INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                         YEAR ENDED        YEAR ENDED     YEAR ENDED
                                                        DECEMBER 31,      DECEMBER 31,   DECEMBER 31,
                                                            1994              1993           1992
                                                      -----------------   ------------   ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).................................       $   517          $   (139)      $    319
                                                           -------        ------------   ------------
  Adjustments to reconcile net income (loss) to net
    cash flows from (used in) operating activities:
    Deferred income tax provision (benefit).........           (56)             (154)           244
    Non-cash interest and debt expense..............           117               264            364
    Extraordinary item-loss on early extinguishments
of debt.............................................           377               208            656
    Equity in (income) loss of subsidiary,
      net of income taxes...........................          (700)              210             (2)
    Other, net......................................          (375)             (107)          (454)
                                                           -------        ------------   ------------
        Total adjustments...........................          (637)              421            808
                                                           -------        ------------   ------------
    Net cash flows from (used in) operating
activities..........................................          (120)              282           1127
                                                           -------        ------------   ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Distribution to parent............................           (42)              (48)          (276)
  Capital expenditures..............................            (1)               (1)            (1)
  Investment in subsidiary..........................            --                --             --
                                                           -------        ------------   ------------
    Net cash flows used in investing activities.....           (43)              (49)          (277)
                                                           -------        ------------   ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES (NOTE
  A):
  Net borrowings (repayments) under the credit
agreements..........................................         1,561            (2,614)          (620)
  Net proceeds from the issuance (repayment) of
commercial paper....................................           (49)              342            571
  Proceeds from issuance of other long-term debt....            --             1,942          3,124
  Repayments of long-term debt......................        (4,648)           (1,376)        (4,210)
  Financing and advisory fees paid..................            (6)               (9)           (33)
  Other, net--including intercompany transfers......         3,294             1,518             45
                                                           -------        ------------   ------------
    Net cash flows from (used in) financing
activities..........................................           152              (197)         (1213)
                                                           -------        ------------   ------------

    Net change in cash and cash equivalents.........           (11)               36           (363)
Cash and cash equivalents at beginning of period....            51                15            378
                                                           -------        ------------   ------------
Cash and cash equivalents at end of period..........       $    40          $     51       $     15
                                                           -------        ------------   ------------
                                                           -------        ------------   ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                                RJR NABISCO INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              DECEMBER 31, 1994    DECEMBER 31, 1993
                                                              -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents................................        $    40              $    51
  Accounts and notes receivable............................             13                   45
  Prepaid expenses.........................................              2                    3
                                                                  --------              -------
        TOTAL CURRENT ASSETS...............................             55                   99
                                                                  --------              -------
Intercompany receivable, net...............................         12,875               13,392
Investment in subsidiary...................................          8,794                9,643
Property, plant and equipment, net.........................             11                   18
Goodwill, net..............................................        --                        16
Other assets and deferred charges..........................            147                  177
                                                                  --------              -------
                                                                    21,882               23,345
                                                                  --------              -------
                                                                  --------              -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.................        $   346              $   477
  Current maturities of long-term debt.....................            600                  226
  Income taxes accrued.....................................             74                   38
                                                                  --------              -------
        TOTAL CURRENT LIABILITIES..........................          1,020                  741
                                                                  --------              -------
Long-term debt (less current maturities)...................          8,683               11,621
Other noncurrent liabilities...............................             62                1,375
Deferred income taxes......................................            707                  292
Commitments and contingencies (Note B).....................
Stockholders' equity:
  Paid-in capital..........................................         11,558                9,877
  Cumulative translation adjustments.......................           (164)                (102)
  Retained earnings (accumulated deficit)..................             16                 (459)
                                                                  --------              -------
        TOTAL STOCKHOLDERS' EQUITY.........................         11,410                9,316
                                                                  --------              -------
                                                                   $21,882              $23,345
                                                                  --------              -------
                                                                  --------              -------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                                RJR NABISCO INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS
INFORMATION

    For information regarding certain non-cash financing activities, see Notes 10 and 12 to the Consolidated Financial Statements.

NOTE B--COMMITMENTS AND CONTINGENCIES

    Holdings has guaranteed the indebtedness of RJRN under the 1991 Credit Agreement and the 1993 Credit Agreement. For a discussion of certain restrictive covenants associated with these debt obligations, see Note 10 to the Consolidated Financial Statements.

    For disclosure of additional contingent liabilities, see Note 11 to the Consolidated Financial Statements.

                                                                     SCHEDULE II

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (DOLLARS IN MILLIONS)

  COLUMN A                                     COLUMN B           COLUMN C           COLUMN D      COLUMN E
- -------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                            --------------------
                                                              (1)         (2)
                                                            CHARGED     CHARGED
                                              BALANCE AT    TO COSTS    TO OTHER                  BALANCE AT
                                              BEGINNING       AND       ACCOUNTS    DEDUCTIONS      END OF
                DESCRIPTION                   OF PERIOD     EXPENSES      (A)          (B)        PERIOD(C)
- -------------------------------------------------------------------------------------------
 Those valuation and qualifying accounts
 which are deducted in the balance sheet
 from the assets to which they apply:

Year ended December 31, 1994:
  For discounts and doubtful accounts......      $ 59         $ 16        $  1         $(13)         $ 63
  Other assets.............................        46           34           8          (35)           53
                                                -----          ---         ---        -----         -----
                                                 $105         $ 50        $  9         $(48)         $116
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----
Year ended December 31, 1993:
  For discounts and doubtful accounts......      $ 84         $ 23        $  8         $(56)         $ 59
  Other assets.............................        38           26          --          (18)           46
                                                -----          ---         ---        -----         -----
                                                 $122         $ 49        $  8         $(74)         $105
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----

 Year ended December 31, 1992:
  For discounts and doubtful accounts......      $ 99         $ 15        $  3         $(33)         $ 84
  Other assets.............................        30           25          --          (17)           38
                                                -----          ---         ---        -----         -----
                                                 $129         $ 40        $  3         $(50)         $122
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----

- ------------

 (A)  Miscellaneous adjustments.
 (B)  Principally charges against the accounts.
 (C)  Excludes valuation allowance accounts for deferred tax assets.

                                 EXHIBIT INDEX

 EXHIBIT
   NO.
- ---------

  3.1       Amended and Restated Certificate of Incorporation of RJR Nabisco
            Holdings Corp., filed October 1, 1990 (incorporated by reference to
            Exhibit 3.1 to Amendment No. 4, filed on October 2, 1990, to the
            Registration Statement on Form S-4 of RJR Nabisco Holdings Corp.,
            Registration No. 33-36070, filed on July 25, 1990, as amended (the
            "Form S-4, Registration No. 33-36070")).
  3.1(a)    Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of RJR Nabisco Holdings Corp., filed January 29, 1991
            (incorporated by reference to Exhibit 3.1(a) to Amendment No. 3, filed on January 31, 1991, to the Registration Statement on Form S-4 of RJR
            Nabisco Holdings Corp., Registration No. 33-38227).
  3.1(b)    Certificate of Designation of ESOP Convertible Preferred Stock, filed
            April 10, 1991 (incorporated by reference to Exhibit 3.1(b) to
            Amendment No. 2, filed on April 11, 1991, to the Registration Statement on Form S-1 of RJR Nabisco Holdings Corp., Registration No. 33-39532,
            filed on March 20, 1991).
  3.1(c)    Certificate of Designation of Series A Conversion Preferred Stock,
            filed November 7, 1991 (incorporated by reference to Exhibit 3.1(c) to
            Amendment No. 3, filed on November 1, 1991, to the Registration
            Statement on Form S-1 of RJR Nabisco Holdings Corp., Registration No.
            33-43137, filed October 2, 1991 (the "Form S-1, Registration No.
            33-43137")).
  3.1(d)    Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of RJR Nabisco Holdings Corp., filed December 16, 1991
            (incorporated by reference to Exhibit 3.1(d) of the Annual Report on
            Form 10-K of RJR Nabisco Holdings Corp., RJR Nabisco Holdings Group,
            Inc., RJR Nabisco Capital Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1991, File Nos. 1-10215, 1-10214, 1-10248 and
            1-6388 (the "1991 Form 10-K")).
  3.1(e)    Certificate of Amendment to the Amended and Restated Certificate of
            Incorporation of RJR Nabisco Holdings Corp., filed April 6, 1993
            (incorporated by reference to Exhibit 3.3 of the Quarterly Report on
            Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the
            fiscal quarter ended March 31, 1993, filed April 30, 1993 (the "March
            1993 Form 10-Q")).
  3.1(f)    Certificate of Designation of Series B Cumulative Preferred Stock,
            filed August 16, 1993 (incorporated by reference to Exhibit 3.1(f) of the Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR
            Nabisco, Inc. for the fiscal year ended December 31, 1993, file numbers
            1-10215 and 1-6388, filed on February 24, 1994 (the "1993 Form 10-K").
  3.1(g)    Certificate of Designation of Series C Conversion Preferred Stock
            (incorporated by reference to Exhibit 4.1(h) to the Registration
            Statement on Form S-3 of RJR Nabisco Holdings Corp., Registration No.
            33-52381 filed on February 2, 1994, as amended ("Form S-3 Registration
            No. 33-52381").
  3.1(h)    Certificate of Elimination of Cumulative Convertible Preferred Stock of
            RJR Nabisco Holdings Corp., filed July 7, 1994 (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of RJR
            Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended June 30, 1994 (the "June 1994 Form 10-Q")).
  3.1(i)    Certificate of Retirement of Series A Conversion Preferred Stock of RJR
            Nabisco Holdings Corp., filed effective November 21, 1994.
 *3.1(j)    A composite of the Amended and Restated Certificate of Incorporation of
            RJR Nabisco Holdings Corp., as amended to November 21, 1994.

 EXHIBIT
   NO.
- ---------

  3.2       Amended and Restated By-Laws of RJR Nabisco Holdings Corp., as amended, effective January 20, 1994 (incorporated by reference to Exhibit 3.2 to the 1993 Form 10-K).

 *3.2(a)    Certificate of Retirement of Series A Conversion Preferred Stock of
            Nabisco Holdings Corp. dated November 18, 1994.

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

   3.3(c)   Certificate of Amendment of the Amended and Restated Certificate of
            Incorporation of RJR Nabisco, Inc., filed May 13, 1994 (incorporated by reference to the June 30, 1994 Form 10-Q).

  *3.3(d) A composite of the Certificate of Incorporation of RJR Nabisco, Inc., as amended to May 13, 1994.

   3.4      Amended and Restated By-laws of RJR Nabisco, Inc., as amended, effective January 20, 1994 (incorporated by reference to Exhibit 3.4 of the 1993 Form 10-K).

   4.1      Credit Agreement ("1991 Credit Agreement") dated as of December 1, 1991 among RJR Nabisco Holdings Corp., RJR Nabisco Holdings Group, Inc., RJR
            Nabisco Capital Corp., RJR Nabisco, Inc. and the lending institutions party thereto (the "Credit Agreement") (incorporated by reference to
            Exhibit 4.1 of the 1991 Form 10-K).

   4.1(a)   Amendment No. 1 to 1991 Credit Agreement, dated as of October 21, 1992
            (incorporated by reference to Exhibit 4.1(a) of the Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1992, File Nos. 1-10215 and 1-6388 (the
            "1992 Form 10-K")).

   4.1(b)   Second Amendment to 1991 Credit Agreement, dated as of March 4, 1993
            (incorporated by reference to Exhibit 4.2 of the March 1993 Form 10-Q).

   4.1(c)   Third Amendment to 1991 Credit Agreement, dated as of October 12, 1993
            (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended September 30, 1993, filed October 29, 1993 (the
            "September 1993 Form 10-Q")).

   4.1(d)   Fourth Amendment to 1991 Credit Agreement, dated as of November 2, 1994
            (incorporated by reference to Exhibit 4.1(d) to Post-Effective
            Amendment No. 2 filed February 1, 1995 to the Registration Statement on
            Form S-4 of RJR Nabisco Holdings Corp., Registration Statement
            No. 33-55767, filed October 5, 1994, as amended, (the "Form S-4,
            Registration No. 33-55767").

   4.1(e)   Fifth Amendment to 1991 Credit Agreement, dated as of December 2, 1994
            (incorporated by reference to Exhibit 4.1(e) to the Form S-4, Registration No. 33-55767).


 EXHIBIT
   NO.
- ---------

  4.2       Credit Agreement ("1993 Credit Agreement") dated as of April 5, 1993 among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and the lending institutions party thereto (incorporated by reference to Exhibit 4.3 of the March 1993 Form 10-Q).

  4.2(a)    First Amendment to Credit Agreement dated as of October 12, 1993
            (incorporated by reference to Exhibit 10.1 of the September 1993 Form
            10-Q).

  4.2(b)    Second Amendment to the Credit Agreement dated as of             , 1994
            (incorporated by reference to Exhibit 4.2 of the March 1994 Form 10-Q).

  4.2(c)    Third Amendment to 1993 Credit Agreement, dated as of November 2, 1994
            (incorporated by reference to Exhibit 4.1(d) hereof).

  4.2(d)    Fourth Amendment to 1993 Credit Agreement, dated as of December 2, 1994
            (incorporated by reference to Exhibit 4.1(e) hereof).

  4.4       Credit Agreement dated as of December 6, 1994 between Nabisco, Inc. and the lending institutions party thereto.

  4.6 The Registrants agree to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Commission upon request.

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

 EXHIBIT
   NO.
- ---------

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

  10.14(a)  Amendment to Additional Benefits Plan, dated October 28, 1988
            (incorporated by reference to Exhibit 10(l)(ii) to the 1988 Form 10-K).

  10.14(b)  Amendment to Additional Benefits Plan, dated November 23, 1988
            (incorporated by reference to Exhibit 10(l)(iii) to the 1988 Form
            10-K).

  10.14(c)  Amendment to Additional Benefits Plan No. 3, dated January 27, 1989
            (incorporated by reference to Exhibit 10(l)(iv) to the 1988 Form 10-K).

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

  10.15(c)  Amendment to Supplemental Executive Retirement Plan, dated April 10,
            1993 (incorporated by reference to the 1993 Form 10-K).

  10.16     Form of Common Stock Subscription Agreement between RJR Holdings Corp.
            and the purchaser named therein (incorporated by reference to Exhibit A to Post-Effective Amendment No. 2, filed on August 21, 1989, to the
            Form S-1, Registration No. 33-29401 (the "Post-Effective Amendment No.
            2 to the Form S-1, Registration No. 33-29401")).

 EXHIBIT
   NO.
- ---------

  10.17     Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp.
            and the optionee named therein (incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-1, Registration No.
            33-29401).

  10.18     Non-Qualified Stock Option Agreement, dated December 31, 1993, between
            RJR Nabisco Holdings Corp. and Charles M. Harper (incorporated by reference to the 1993 Form 10-K).

 *10.18(a)  Non-Qualified Stock Option Agreement, dated December 31, 1994, between
            RJR Nabisco Holdings Corp. and Charles M. Harper.

  10.19     Employment Agreement, dated May 27, 1993, by and among RJR Nabisco
            Holdings Corp., RJR Nabisco, Inc. and Charles M. Harper (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of
            RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended June 30, 1993, filed August 3, 1993 (the "June 1993 Form 10-Q")).

  10.20     Amendment No. 1 dated March 8, 1994 to Employment Agreement dated May
            27, 1993 by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and
            Charles M. Harper dated as of March 1, 1994 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of RJR Nabisco Holdings
            Corp. and RJR Nabisco, Inc. for the fiscal quarter ended March 31, 1994 filed May 12, 1994 (the "March 1994 Form 10-Q").

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

  10.24     Letter Agreement, dated January 20, 1994, between RJR Nabisco Holdings
            Corp. and Lawrence R. Ricciardi (incorporated by reference to Exhibit
            10.24 the 1993 Form 10-K).

 *10.25     Letter Agreement, dated February 14, 1995, among RJR Nabisco Holdings
            Corp., RJR Nabisco, Inc. and Lawrence R. Ricciardi.

 *10.26     Consulting Agreement, dated February 14, 1995, among RJR Nabisco
            Holdings Corp., R.J. Reynolds Tobacco Company, Nabisco Holdings Corp.
            and Lawrence R. Ricciardi.

  10.27     Amended and Restated Employment Agreement, dated as of September 1,
            1993, by and among R.J. Reynolds Tobacco Company, R.J. Reynolds Tobacco
            International Inc., RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and
            Mr. James W. Johnston (incorporated by reference to Exhibit 10.2 to the
            September 1993 Form 10-Q).

  10.28     Letter Agreement, dated March 30, 1993, between RJR Nabisco, Inc. and
            Mr. Eugene R. Croisant (incorporated by reference to Exhibit 10.4 to the March 1993 Form 10-Q).

  10.29     Equity Securities Purchase Agreement dated as of July 15, 1990 between
            RJR Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.4 to the Form S-4, Registration No.
            33-36070).

  10.30     Letter Agreement dated June 10, 1994 among Eugene R. Croisant, RJR
            Nabisco Holdings Corp. and RJR Nabisco, Inc. (incorporated by reference to the June 1994 Form 10-Q).

 *10.31     Letter Agreement, dated February 14, 1995, among RJR Nabisco Holdings
            Corp., RJR Nabisco, Inc. and Eugene R. Croisant.

 *10.32     Consulting Agreement, dated February 14, 1995, among RJR Nabisco Holdings
            Corp., Nabisco Holdings Corp. and Eugene R. Croisant.

 EXHIBIT
   NO.
- ---------

  10.33     Registration Rights Agreement (Common Stock), dated as of July 15,
            1990, between RJR Nabisco Holdings Corp. and Whitehall Associates, L.P.
            (incorporated by reference to Exhibit 4.5 to the Form S-4, Registration
            No. 33-36070).

  10.34     Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term
            Incentive Plan (incorporated by reference to Exhibit 10.2 to the March
            1993 Form 10-Q).

  10.35     Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein (1991 Grant) (incorporated by reference to
            Exhibit 4.3 to the Registration Statement on Form S-8 of RJR Nabisco
            Holdings Corp., Registration No. 33-39791, filed on April 5, 1991 (the
            "Form S-8, Registration No. 33-39791").

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

  10.38 Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp. (1991 Grant) (incorporated by reference to
            Exhibit 4.5 to Form S-8, Registration No. 33-39791).

  10.38(a)  Form of Amendment and Exchange of Secured Promissory Note, dated July
            1, 1993 (1991 Grant) (incorporated by reference to Exhibit 10.33(a) to the 1993 Form 10-K).

  10.39     Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein (1992 Grant) (incorporated by reference to
            Exhibit 10.34 of the 1991 Form 10-K).

  10.40     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the senior executive optionee named therein (1992
            Grant/cycle) (incorporated by reference to Exhibit 10.35 of the 1991
            Form 10-K).

  10.41     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the senior executive optionee named therein (1992
            Grant/5-year) (incorporated by reference to Exhibit 10.36 of the 1991
            Form 10-K).

  10.42     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the executive or management optionee named therein
            (1992 Grant) (incorporated by reference to Exhibit 10.37 of the 1991
            Form 10-K).

  10.43     Form of Restated Non-Qualified Stock Option Agreement under the 1990
            Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit 10.38 to the 1993 Form 10-K).

  10.44     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 of the 1992 Form 10-K).

  10.45     Performance Share Program under RJR Nabisco Holdings Corp. 1990 Long
            Term Incentive Plan (incorporated by reference to Exhibit 10.40 of the
            1992 Form 10-K).

  10.46     Form of Performance Share Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.41 of the 1992 Form 10-K).

  10.47     Restricted Stock Program under the 1990 Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.42 to the 1993 Form 10-K).

  EXHIBIT
    NO.
- ------------

   10.48      Form of Restricted Stock Agreement under the 1990 Long Term Incentive Plan between RJR
              Nabisco Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.1 the March 1993 Form 10-Q).

   10.49      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (3 year) (incorporated by reference to Exhibit 10.44 to the 1993 Form 10-K).

   10.50      Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (4 year) (incorporated by reference to Exhibit 10.45 to the 1993 Form 10-K).

   10.51      Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the
              Consultant named therein (1991 Grant) (incorporated by reference to Exhibit 10.42 of the
              1992 Form 10-K).

   10.52      Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco
              Holdings Corp. (1992 Grant) (incorporated by reference to Exhibit 10.38 of the 1991 Form
              10-K).

   10.52(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1992
              Grant) (incorporated by reference to Exhibit 10.47(a) to the 1993 Form 10-K).

   10.53      Registration Rights Agreement (Preferred Stock), dated as of July 15, 1990, between RJR
              Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to
              Exhibit 4.6 to the Form S-4, Registration No. 33-36070).

   10.54      Preferred Stock Exchange Agreement dated as of October 1, 1990 between RJR Nabisco
              Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.8 to the Form S-4, Registration No. 33-36070).

  *10.55      Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco
              Holdings Corp. dated as of October 4, 1994.

   10.56      Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan
              (incorporated by reference to Exhibit 10.3 to the March 1994 Form 10-Q).

   10.57      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1994 Grant--1 Year Period) (incorporated by reference to Exhibit 10.4 to the March 1994 Form 10-Q).

   10.58      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.5 to the March 1994 10-Q).

  *11.        RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the years ended
              December 31, 1994, 1993 and 1992.

  *12.        RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the
              Coverage of Fixed Charges by Earnings before Fixed Charges for each of the periods within the five year period ended December 31, 1994.

  *21.        Subsidiaries of the Registrants.

  *23.        Consent of Independent Auditors.

  *24.        Powers of Attorney.

- ---------------
*Filed herewith.