Form 10-K/A
period 1994-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1995-03-16
CIK 847903, 83612

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

     The Financial Data Schedule was inadvertently omitted from the 10-K for the period ending 12/31/94, filed on 02/23/95. It is being filed as Exhibit 27 in the 03/16/95 Amendment to the 02/23/95 filing.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 16, 1995.

                                          RJR NABISCO HOLDINGS CORP.

                                          By:    /s/ CHARLES M. HARPER
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1995.

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

                                         *By:    /s/ JO-ANN FORD
                                                    (Jo-Ann Ford)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 16, 1995.

                                          RJR NABISCO, INC.

                                          By:    /s/ CHARLES M. HARPER
                                                    (Charles M. Harper)
                                                   Chairman of the Board
                                                and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 1995.

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