Form 10-Q
period 1995-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1995-05-10
CIK 847903, 83612

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                              -------------------

   INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X, NO __.

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: MARCH 31, 1995:

RJR NABISCO HOLDINGS CORP.: 272,453,530* SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

   * AS ADJUSTED FOR THE APRIL 12, 1995 ONE-FOR-FIVE REVERSE STOCK SPLIT

                              -------------------

   RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                          ------

PART I--FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Condensed Statements of Income--Three Months Ended
              March 31, 1995 and 1994..................................................        1
            Consolidated Condensed Statements of Cash Flows--Three Months Ended March
            31, 1995 and 1994..........................................................        2
            Consolidated Condensed Balance Sheets--March 31, 1995 and
              December 31, 1994........................................................        3
            Notes to Consolidated Condensed Financial Statements.......................     4-13
  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................    14-21

PART II-- OTHER INFORMATION
  Item 1.   Legal Proceedings..........................................................       22
  Item 4.   Submission of Matters to a Vote of Security Holders........................       22
  Item 6.   Exhibits and Reports on Form 8-K...........................................       24
  Signature............................................................................       25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS        THREE MONTHS
                                                                 ENDED               ENDED
                                                             MARCH 31, 1995      MARCH 31, 1994
                                                           ------------------  ------------------
                                                           HOLDINGS    RJRN    HOLDINGS    RJRN
                                                           --------  --------  --------  --------
NET SALES*..............................................   $  3,540  $  3,540  $  3,572  $  3,572
                                                           --------  --------  --------  --------
Costs and expenses (Note 1)*:
  Cost of products sold.................................      1,625     1,625     1,572     1,572
  Selling, advertising, administrative and general
expenses................................................      1,136     1,135     1,212     1,207
  Amortization of trademarks and goodwill...............        159       159       156       156
                                                           --------  --------  --------  --------
      OPERATING INCOME..................................        620       621       632       637
Interest and debt expense (Note 5)......................       (220)     (220)     (291)     (291)
Other income (expense), net.............................        (36)      (34)      (12)      (17)
                                                           --------  --------  --------  --------
      Income before income taxes........................        364       367       329       329
Provision for income taxes..............................        159       159       135       135
                                                           --------  --------  --------  --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
NABISCO.................................................        205       208       194       194
Minority interest in income of Nabisco..................          7         7        --        --
                                                           --------  --------  --------  --------
      INCOME BEFORE EXTRAORDINARY ITEM..................        198       201       194       194
Extraordinary item--gain on early extinguishments of
  debt, net of income taxes.............................         --        --         1         1
                                                           --------  --------  --------  --------
      NET INCOME........................................        198       201       195       195
Less preferred stock dividends..........................         33        --        33        --
                                                           --------  --------  --------  --------
      NET INCOME APPLICABLE TO COMMON STOCK.............   $    165  $    201  $    162  $    195
                                                           --------  --------  --------  --------
                                                           --------  --------  --------  --------
Net income per common and common equivalent share (Notes
  1 and 2):
  Income before extraordinary item......................   $   0.51            $    .59
  Extraordinary item....................................         --                  --
                                                           --------            --------
      NET INCOME........................................   $   0.51            $    .59
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series A Preferred Stock.........   $     --            $  0.835
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series C Preferred Stock.........   $  1.503            $     --
                                                           --------            --------
                                                           --------            --------
Dividends per share of common stock (Notes 1 and 8).....   $  0.375            $     --
                                                           --------            --------
                                                           --------            --------
Average number of common and common equivalent shares
outstanding (in thousands) (Notes 1 and 2)..............    326,403             273,094
                                                           --------            --------
                                                           --------            --------

- -------------------

* Excludes excise taxes of $819 million and $850 million for the three months ended March 31, 1995 and 1994, respectively.

           See Notes to Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                             THREE MONTHS           THREE MONTHS
                                                                 ENDED                  ENDED
                                                            MARCH 31, 1995         MARCH 31, 1994
                                                          -------------------    -------------------
                                                          HOLDINGS     RJRN      HOLDINGS     RJRN
                                                          --------    -------    --------    -------
NET CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
(NOTE 6)...............................................   $   (111)   $  (102)   $    216    $   259
                                                          --------    -------    --------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.................................       (146)      (146)       (107)      (107)
  Acquisition of businesses............................        (52)       (52)        (55)       (55)
  Net proceeds from issuance of subsidiary common
stock..................................................      1,201      1,201          --         --
  Other, net...........................................         43         43           1          1
                                                          --------    -------    --------    -------
    Net cash flows from (used in) investing
activities.............................................      1,046      1,046        (161)      (161)
                                                          --------    -------    --------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under the credit
agreements.............................................       (826)      (826)        872        872
  Net repayments of commercial paper...................        (28)       (28)       (534)      (534)
  Proceeds from issuance of other long-term debt.......          2          2       7,164      7,164
  Repayments of other long-term debt...................       (194)      (194)     (7,467)    (7,467)
  Financing and advisory fees paid.....................         (2)        (2)         (1)        (1)
  Increase in notes payable............................         57         57          72         72
  Proceeds from issuance of Common Stock...............          5         --           3         --
  Dividends paid on Series A Preferred Stock...........         --         --         (44)        --
  Dividends paid on Series B Preferred Stock...........        (29)        --         (29)        --
  Dividends paid on Series C Preferred Stock...........        (40)        --          --         --
  Other preferred stock dividends paid.................        (10)        --         (10)        --
  Dividends paid to parent.............................         --        (18)         --        (19)
  Other, net...........................................         16        (36)         19        (81)
                                                          --------    -------    --------    -------
    Net cash flows from (used in) financing
activities.............................................     (1,049)    (1,045)         45          6
                                                          --------    -------    --------    -------
Effect of exchange rate changes on cash and cash
equivalents............................................          3          3          (8)        (8)
                                                          --------    -------    --------    -------
    Net change in cash and cash equivalents............       (111)       (98)         92         96
Cash and cash equivalents at beginning of period.......        423        409         215        205
                                                          --------    -------    --------    -------
Cash and cash equivalents at end of period.............   $    312    $   311    $    307    $   301
                                                          --------    -------    --------    -------
                                                          --------    -------    --------    -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            MARCH 31, 1995        DECEMBER 31, 1994
                                                         --------------------    --------------------
                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                         ---------    -------    ---------    -------
ASSETS
Current assets:
  Cash and cash equivalents...........................    $    312    $   311     $    423    $   409
  Accounts and notes receivable, net..................       1,079      1,079          934        934
  Inventories (Note 3)................................       2,722      2,722        2,580      2,580
  Prepaid expenses and excise taxes...................         472        470          426        426
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT ASSETS............................       4,585      4,582        4,363      4,349
                                                         ---------    -------    ---------    -------
Property, plant and equipment--at cost................       7,947      7,947        7,767      7,767
Less accumulated depreciation.........................      (2,456)    (2,456)      (2,333)    (2,333)
                                                         ---------    -------    ---------    -------
  Net property, plant and equipment...................       5,491      5,491        5,434      5,434
                                                         ---------    -------    ---------    -------
Trademarks, net.......................................       8,441      8,441        8,506      8,506
Goodwill, net.........................................      12,621     12,621       12,681     12,681
Other assets and deferred charges.....................         413        411          424        423
                                                         ---------    -------    ---------    -------
                                                          $ 31,551    $31,546     $ 31,408    $31,393
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................    $    365    $   365     $    296    $   296
  Accounts payable....................................         513        513          548        548
  Accrued liabilities.................................       2,322      2,184        2,532      2,488
  Current maturities of long-term debt (Notes 5 and
9)....................................................         677        677        1,970      1,970
  Income taxes accrued................................         281        281          248        248
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT LIABILITIES.......................       4,158      4,020        5,594      5,550
                                                         ---------    -------    ---------    -------
Long-term debt (less current maturities) (Notes 5 and
9)....................................................       9,200      9,200        8,883      8,883
Other noncurrent liabilities..........................       3,044      2,829        2,235      1,836
Deferred income taxes.................................       3,828      3,754        3,788      3,714
Commitments and contingencies (Note 7)
Stockholders' equity (Notes 8 and 9):.................
  ESOP convertible preferred stock (15,242,651 shares
issued and outstanding at March 31, 1995).............         244      --             245      --
  Series B preferred stock (50,000 shares issued and
outstanding at March 31, 1995)........................       1,250      --           1,250      --
  Series C convertible preferred stock (26,675,000
    shares issued and outstanding at March 31,
1995).................................................           3      --               3      --
  Common stock (272,453,530 shares issued and
outstanding at March 31, 1995)........................           3      --               3      --
  Paid-in capital.....................................      10,394     11,942       10,157     11,558
  Retained earnings (accumulated deficit).............        (166)     --            (364)        16
  Receivable from ESOP................................        (176)     --            (186)     --
  Other stockholders' equity..........................        (231)      (199)        (200)      (164)
                                                         ---------    -------    ---------    -------
      TOTAL STOCKHOLDERS' EQUITY......................      11,321     11,743       10,908     11,410
                                                         ---------    -------    ---------    -------
                                                          $ 31,551    $31,546     $ 31,408    $31,393
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1995 presentation. In addition, financial data of the prior year has been restated and financial data of the current year presented to give effect to the one-for-five reverse stock split discussed in Notes 2 and 9 to the unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and collectively with RJRN Holdings, the "Registrants").

    In management's opinion, the accompanying Consolidated Condensed Financial Statements of RJRN Holdings and RJRN contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

NOTE 2--EARNINGS PER SHARE

    Earnings per share is based on income applicable to the consolidated group, including the portion of Nabisco Holdings Corp.'s ("Nabisco Holdings") income applicable to the consolidated group based on RJRN's approximately 80.5% economic ownership interest in Nabisco Holdings and Nabisco Holdings' primary earnings per share. Earnings per share is also based on the weighted average number of shares of RJRN Holdings' common stock, par value $.01 per share ("Common Stock"), and RJRN Holdings' depositary shares outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive options. RJRN Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be converted. Accordingly, RJRN Holdings' earnings per share and fully diluted earnings per share are the same.

    Net income per common and common equivalent share, including the average number of common and common equivalent shares outstanding, reflects a one-for-five reverse stock split approved by RJRN Holdings' stockholders on April 12, 1995. (See Note 9 to the Consolidated Condensed Financial Statements.)

NOTE 3--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                               MARCH 31,    DECEMBER 31,
                                                                 1995           1994
                                                               ---------    ------------
Finished products...........................................    $   824        $  771
Leaf tobacco................................................      1,321         1,299
Raw materials...............................................        231           206
Other.......................................................        346           304
                                                               ---------    ------------
                                                                $ 2,722        $2,580
                                                               ---------    ------------
                                                               ---------    ------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--RESTRUCTURING AND REALIGNMENT RESERVE BALANCES

    The major components of the 1993 restructuring and 1994 headquarters realignment reserves and the related balances are as follows:

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1995           1994
                                                                        ---------    ------------
Severance pay and benefits...........................................     $ 159          $187
Manufacturing/sales facilities.......................................        21            26
Abandonment of leases................................................        40            40
Reassessment of sourcing/product arrangements........................        37            38
                                                                        ---------       -----
                                                                          $ 257          $291
                                                                        ---------       -----
                                                                        ---------       -----

NOTE 5--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE

    Long-term debt consisted of the following:

                                                                        MARCH 31,    DECEMBER 31,
                                                                          1995           1994
                                                                        ---------    ------------
8.625-9.25% debentures with annual sinking fund payments.............    $   934        $1,034
5.09-9.25% Notes.....................................................      5,052         5,132
5.375-10% foreign currency debt......................................        546           500
1991 Credit Agreement................................................      2,000         1,750
1994 Nabisco Credit Agreement........................................        220         1,350
Commercial paper.....................................................        836           864
Other indebtedness...................................................        289           223
Less current maturities..............................................       (677)       (1,970)
                                                                        ---------    ------------
                                                                         $ 9,200        $8,883
                                                                        ---------    ------------
                                                                        ---------    ------------

    Consolidated interest and debt expense for RJRN Holdings consisted of the following:

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                               --------------
                                                                               1995      1994
                                                                               ----      ----
Cash interest...............................................................   $215      $222
Non-cash interest and debt expense..........................................      5        69
                                                                               ----      ----
                                                                               $220      $291
                                                                               ----      ----
                                                                               ----      ----

    During the first quarter of 1995, the commitment under the Registrants' $6.0 billion revolving credit facility, as amended (the "1991 Credit Agreement"), was reduced from $6.0 billion to $5.0 billion. Availability under the 1991 Credit Agreement is reduced by the aggregate amount of outstanding borrowings and letters of credit issued under the 1991 Credit Agreement and by the aggregate amount of outstanding borrowings and letters of credit in excess of $1 billion issued under the $1.5 billion 364 day Nabisco, Inc. ("Nabisco") revolving credit facility (the "1994 Nabisco Credit Agreement").

    See Note 9 to the Consolidated Condensed Financial Statements for a discussion of certain pending and anticipated debt restructurings, including the refinancings of the 1991 Credit Agreement and

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

the Registrants' credit agreement dated as of April 5, 1993, as amended, under which commitments have been extended through April 1, 1996 (the "1993 Credit Agreement" and together with the 1991 Credit Agreement, the "Credit Agreements"), and the 1994 Nabisco Credit Agreement.

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock") at an initial offering price of $24.50 per share. (See
Note 8 to the Consolidated Condensed Financial Statements.) Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its borrowings under the 1994 Nabisco Credit Agreement.

    Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its domestic commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under the 1991 Credit Agreement, domestic commercial paper borrowings have been included under "Long-term debt".

NOTE 6--SUPPLEMENTAL CASH FLOWS INFORMATION

    A reconciliation of net income to net cash flows from operating activities follows:

                                                         THREE MONTHS              THREE MONTHS
                                                            ENDED                     ENDED
                                                        MARCH 31, 1995            MARCH 31, 1994
                                                     --------------------      --------------------
                                                     HOLDINGS       RJRN       HOLDINGS       RJRN
                                                     --------      ------      --------      ------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income......................................    $  198       $  201       $  195       $  195
  Adjustments to reconcile net income to cash
    flows from operating activities:
      Depreciation of property, plant and
equipment.........................................       117          117          110          110
      Amortization (principally intangibles)......       172          172          174          174
      Deferred income tax provision (benefit).....         2            2          (33)         (33)
      Non-cash interest and debt expense..........         5            5           69           69
      Extraordinary item--gain on early
extinguishments of debt before income taxes.......     --            --             (1)          (1)
      Changes in working capital items, net.......      (583)        (577)        (228)        (184)
      Other, net..................................       (22)         (22)         (70)         (71)
                                                     --------      ------      --------      ------
        Total adjustments.........................      (309)        (303)          21           64
                                                     --------      ------      --------      ------
  NET CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES........................................    $ (111)      $ (102)      $  216       $  259
                                                     --------      ------      --------      ------
                                                     --------      ------      --------      ------

NOTE 7--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. A total of 54 such actions in the United States and one against RJRT's Canadian subsidiary were pending on December 31, 1994. As of May 1, 1995, 61 active cases were pending against RJRT and/or its affiliates or indemnitees, 59 in the United States and two in Canada. Eight of the 59 active

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CONTINGENCIES--(CONTINUED)
cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Seven cases, which are described more specifically below, purport to be class actions on behalf of many thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and, in one case, parents claiming that an RJRT advertising campaign constitutes an unfair trade practice.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 28 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Liability and Advertising Act, as amended (the "Cigarette Act"), of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et al., which award was overturned on appeal and the case was subsequently dismissed.

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

    Set forth below are descriptions of (i) the class action lawsuits, (ii) a suit in which plaintiffs seek to act as private attorneys general, (iii) actions brought by state attorneys general in Minnesota, Mississippi and West Virginia,
(iv) an action brought by the State of Florida and (v) certain pending investigations relating to RJRT's tobacco business.

    In 1991, in Broin v. Philip Morris Company, Inc. et al., a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants who claim to represent a class of 60,000 individuals and allege personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants have appealed the ruling to the Florida Third District Court of Appeal.

    In March 1994, Castano v. The American Tobacco Company, et al., a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CONTINGENCIES--(CONTINUED)
defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. The defendants are pursuing appellate remedies.

    In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et al. a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

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

    In September 1994, Granier v. American Tobacco Company, et al., a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case was stayed pending determination of the motion for class certification in the Castano case; however, there has been no activity in this case since certification in Castano.

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, Le Tourneau, et al. v. Imperial Tobacco Company, Ltd., et al., seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CONTINGENCIES--(CONTINUED)
allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty, and conspiracy. The relief sought consists of damages of three million dollars, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs.

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

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., the California Supreme Court ruled that the plaintiffs' claim that an RJRT advertising campaign constitutes an unfair business practice under the California Business and Professions Code was not preempted by the Cigarette Act. The suit is similar to the Sparks case pending in Washington, except that the plantiffs here are acting as private attorneys general rather than on behalf of a purported class. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. On September 28, 1994, the defendants in this case filed a Petition for Certiorari to the United States Supreme Court, which was denied on December 28, 1994. The case has been remanded to the trial court where additional defendants, including RJRN, have been added.

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

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et al., alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. In March 1995, defendants moved to dismiss all claims of Blue Cross/Blue Shield and to dismiss certain substantive claims of the state of Minnesota and plaintiffs moved to strike certain of the industry's defenses.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, et al., is similar to those previously filed in Mississippi and Minnesota. It seeks

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CONTINGENCIES--(CONTINUED)
recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts but no hearing date has been set.

    On February 21, 1995, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to: prevent the defendants from engaging in consumer fraud; disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. On defendants' motion, the case has been stayed until July 7, 1995. As of May 1, 1995, RJRN has not been served with a copy of the complaint.

    The suit by the state of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets and National Association of Convenience Stores in June 1994. The Florida House and Senate have passed a bill that would repeal the Florida statute retroactively. The Governor has announced an intention to veto that repeal. On February 20, 1995, RJRT and Philip Morris Incorporated filed a petition with the Supreme Court of Florida to prohibit Florida's Agency for Health Care Administration and the Department of Business and Professional Regulation from filing and maintaining a lawsuit against the tobacco industry under this statute. That petition was denied by the Florida Supreme Court on April 18, 1995. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome, if filed.

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

                              -------------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--CONTINGENCIES--(CONTINUED)
    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

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

NOTE 8--STOCKHOLDERS' EQUITY

    Retained earnings (accumulated deficit) at March 31, 1995 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $3.8 billion.

    The completion on January 26, 1995 of Nabisco Holdings' initial public offering of 51,750,000 shares of its Class A Common Stock and the corresponding reduction in RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5% resulted in an adjustment of approximately $412 million to the carrying amount of RJRN's investment in Nabisco Holdings. Such adjustment was reflected as additional paid-in capital by RJRN and RJRN Holdings.

    The Board of Directors of RJRN Holdings declared an initial quarterly dividend of $.375 per share which was paid on April 1, 1995 to stockholders of record on March 10, 1995. RJRN Holdings expects to continue to pay a quarterly cash dividend on Common Stock equal to $.375 per share or $1.50 per share on an annualized basis.

    See Note 9 to the Consolidated Condensed Financial Statements for a discussion of a preferred stock exchange offer under consideration.

NOTE 9--SUBSEQUENT EVENTS

    On April 12, 1995, the stockholders of RJRN Holdings approved the one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000 proposed by the Board of Directors. Accordingly, the rates at which shares of ESOP Convertible Preferred Stock, par value $.01 per share ("ESOP Preferred Stock"), and Series C Conversion Preferred Stock, par value $.01 per share ("Series C Preferred Stock"), convert into shares of Common Stock were proportionately adjusted.

    On April 27, 1995, RJRN commenced offers to exchange up to approximately $1.92 billion aggregate principal amount of newly-issued notes and debentures (the "New Notes") of Nabisco for the same amount of notes and debentures (the "Old Notes") issued by RJRN (the "Exchange Offers"). The New Notes would each have principal amounts, maturities and redemption provisions identical to the corresponding Old Notes. Concurrent with the Exchange Offers, RJRN is soliciting consents to

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--SUBSEQUENT EVENTS--(CONTINUED)
certain indenture modifications from holders of the Old Notes and the holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations"). The Exchange Offers, the Consent Solicitations and certain related transactions described below are designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to reduce intercompany debt by approximately $4.0 billion.

    On April 28, 1995, the Registrants entered into (a) a new $2.75 billion three year revolving credit agreement with various financial institutions and
(b) a new $750 million 364 day credit agreement to support RJRN commercial paper (collectively, the "New Credit Agreements"). Among other things, the New Credit Agreements would remove restrictions which limit the ability of Nabisco to incur debt and allow RJRN to reduce the aggregate amount of commitments under the Credit Agreements from their current level of $6 billion to $3.5 billion. The Registrants anticipate replacing the Credit Agreements with the New Credit Agreements when the Exchange Offers and Consent Solicitations are consummated.

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a new $3.5 billion five year revolving credit agreement (the "1995 Nabisco Credit Agreement"). Among other things, the 1995 Nabisco Credit Agreement would permit the prepayment of intercompany debt and the issuance of indebtedness represented by the New Notes, increase Nabisco's committed facility from $1.5 billion to $3.5 billion and extend its term from 364 days to five years. Nabisco Holdings and Nabisco anticipate replacing the 1994 Nabisco Credit Agreement with the 1995 Nabisco Credit Agreement when the Exchange Offers and Consent Solicitations are consummated.

    Nabisco expects to use the proceeds of borrowings under the 1995 Nabisco Credit Agreement or other sources to repay both the indebtedness of Nabisco Holdings and its subsidiaries to RJRN and its other subsidiaries which remains outstanding after the issuance of the New Notes to RJRN and its borrowings under the 1994 Nabisco Credit Agreement. The actual amount of borrowings under the 1995 Nabisco Credit Agreement as a result of the foregoing transactions will depend on the amount of Old Notes actually exchanged in the Exchange Offers. If all of the Old Notes are exchanged, approximately $2.1 billion is expected to be borrowed based on the level of intercompany indebtedness at March 31, 1995. Borrowings will increase if fewer Old Notes are exchanged.

    RJRN has used borrowings under its 1991 Credit Agrement to repay $300 million aggregate principal amount of RJRN's outstanding 9.25% Notes which matured on May 1, 1995 and expects to use additional borrowings under the 1991 Credit Agreement to redeem $200 million aggregate principal amount of RJRN's outstanding 8.875% Notes, which have been called for redemption on May 23, 1995. RJRN will use the cash proceeds received from Nabisco Holdings and its subsidiaries in repayment of the intercompany debt to reduce outstanding borrowings under the 1991 Credit Agreement.

    Following the Exchange Offers and Consent Solicitations, Nabisco expects to issue debt securities in one or more offerings to repay a substantial portion of the indebtedness expected to be outstanding under the 1995 Nabisco Credit Agreement as a result of the repayment of the intercompany debt.

    The Exchange Offers are conditioned, among other things, on completion of the Consent Solicitations and the Consent Solicitations are conditioned, among other things, on completion of the Exchange Offers. No assurance can be given that the transactions described above will be consummated.

    Nabisco Holdings currently intends to pay quarterly dividends on its common stock at an annual rate of $.55 per share (approximately $146 million annually in the aggregate). The first dividend is expected to be paid with respect to the second quarter of 1995 after the end of the quarter. On an

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--SUBSEQUENT EVENTS--(CONTINUED)
annualized basis, RJRN would receive approximately $117 million of the aggregate Nabisco Holdings' dividend.

    RJRN Holdings is considering an offer to exchange preferred securities issued by a newly-formed controlled affiliate for any or all of its outstanding Series B Cumulative Preferred Stock. The affiliate's principal asset would consist of subordinated notes issued by RJRN Holdings in an amount and with terms sufficient to make payments on the preferred securities. If such an exchange offer were completed, RJRN Holdings' equity would be reduced to reflect the Series B Cumulative Preferred Stock tendered and RJRN Holdings expects that the newly-issued preferred securities would be accounted for as a minority interest. No assurance can be given that any such exchange offer will be made or as to the terms of any such offer.

                              -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of RJRN Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

  Results of Operations

    Summarized financial data for RJRN Holdings is as follows:

                                                                            THREE MONTHS
                                                                               ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                     1995      1994     % CHANGE
                                                                    ------    ------    --------
                                                                       (DOLLARS IN MILLIONS)
NET SALES:
  RJRT...........................................................   $  996    $1,134       (12)%
  Tobacco International..........................................      701       727        (4)
                                                                    ------    ------
  Total Tobacco..................................................    1,697     1,861        (9)
                                                                    ------    ------
  Domestic Food Group............................................    1,364     1,345         1
  International Food Group.......................................      479       366        31
                                                                    ------    ------
  Total Food.....................................................    1,843     1,711         8
                                                                    ------    ------
                                                                    $3,540    $3,572        (1)
                                                                    ------    ------
                                                                    ------    ------
OPERATING COMPANY CONTRIBUTION*:
  RJRT...........................................................   $  370    $  387        (4)%
  Tobacco International..........................................      179       179        --
                                                                    ------    ------
  Total Tobacco..................................................      549       566        (3)
                                                                    ------    ------
  Domestic Food Group............................................      201       187         7
  International Food Group.......................................       44        32        38
                                                                    ------    ------
  Total Food.....................................................      245       219        12
                                                                    ------    ------
  Corporate......................................................      (15)        3      --
                                                                    ------    ------
                                                                    $  779    $  788        (1)
                                                                    ------    ------
                                                                    ------    ------
OPERATING INCOME:
  RJRT...........................................................   $  278    $  296        (6)%
  Tobacco International..........................................      169       169        --
                                                                    ------    ------
  Total Tobacco..................................................      447       465        (4)
                                                                    ------    ------
  Domestic Food Group............................................      149       135        10
  International Food Group.......................................       39        29        34
                                                                    ------    ------
  Total Food.....................................................      188       164        15
                                                                    ------    ------
  Corporate......................................................      (15)        3      --
                                                                    ------    ------
                                                                    $  620    $  632        (2)
                                                                    ------    ------
                                                                    ------    ------

- ------------

* Operating income before amortization of trademarks and goodwill.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

    The worldwide tobacco business reported net sales of $1.70 billion in the first quarter of 1995, a decline of 9% from the first quarter of 1994 level of $1.86 billion. The net sales decline resulted primarily from shipment declines in the domestic tobacco business that exceeded industry averages and weakness in the export business in the former Soviet Union and the Middle East. Overall volume decreased 13% in the first quarter of 1995 compared to the first quarter of 1994. Operating company contribution for the worldwide tobacco business of $549 million in the first quarter of 1995 declined 3% from the first quarter of 1994 level of $566 million, reflecting a 4% decline in operating company contribution by the domestic tobacco business. The operating company contribution of the international tobacco business remained unchanged. Operating income for the worldwide tobacco business in the first quarter of 1995 of $447 million declined 4% from $465 million in the first quarter of 1994, reflecting the lower operating company contribution.

    Net sales for RJRT amounted to $996 million in the first quarter of 1995, a decline of 12% from the first quarter of 1994 level of $1.13 billion. The decline in net sales resulted primarily from volume losses of 9% in the full price segment (approximately $113 million) and volume losses of 21% in the saving segment (approximately $48 million), partially offset by a higher proportion of net sales from full price brands (approximately $19 million). The volume losses in the full price segment exceeded industry averages and included a sharply lower level of shipments during the first quarter of 1995 resulting from the pattern of wholesale purchases and the erosion of market share of certain brands. The volume losses in the savings segment also exceeded industry averages and reflected an erosion of market share of certain brands in that segment due to RJRT's decision to be more selective in its participation in that segment. RJRT's full price volume as a percentage of total volume amounted to 61% in the first quarter of 1995 compared to 58% in the first quarter of 1994. Overall domestic tobacco volume declined 14% in the first quarter of 1995 compared to the first quarter of 1994. RJRT's operating company contribution was $370 million in the first quarter of 1995, a 4% decline from the first quarter of 1994 level of $387 million as reduced promotional and selling expenses (approximately $40 million) were more than offset by the impact of the decline in net sales. RJRT's operating income was $278 million in the first quarter of 1995, a decline of 6% from $296 million in the first quarter of 1994. The decline in operating income reflected the lower RJRT operating company contribution.

    During the first quarter of 1995, the pricing stability that began in the fourth quarter of 1993 continued. In addition, profit margins during the first quarter of 1995 showed a slight improvement compared to the fourth quarter of 1994. On May 5, 1995, RJRT announced that it would increase the list price of all of its brands by 3 cents per pack. RJRT's major U.S. competitors thereafter announced similar price increases. RJRT is unable to predict the impact of this price increase or whether the resulting profit margins and pricing are sustainable.

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

    Various states and local jurisdictions have enacted legislation imposing various restrictions on public smoking, increasing excise taxes and designating a portion of the increased cigarette excise taxes to fund anti-smoking programs, health care programs or cancer research. Many employers have also initiated programs restricting or eliminating smoking in the workplace.

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

    Tobacco International recorded net sales of $701 million in the first quarter of 1995, a decrease of 4% from the first quarter of 1994 level of $727 million, due to an overall volume decline of 13% driven by a disruption in shipment patterns in the former Soviet Union and lower volume levels in the Middle East and the Americas, that more than offset the favorable impact of acquisitions (approximately $16 million), favorable foreign currency developments (approximately $13 million) and higher selling prices (approximately $20 million). Tobacco International's operating company contribution of $179 million in the first quarter of 1995 was flat compared to the first quarter of 1994 as favorable product mix and lower manufacturing costs offset the impact of the decline in net sales. Tobacco International's operating income of $169 million in the first quarter of 1995 was equal to the level of operating income in the first quarter of 1994 as a result of no change in operating company contribution.

FOOD

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company, the Specialty Products Company, the LifeSavers Company, the Planters Company, the Food Service Company and the Fleischmann's Company (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Brands Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Brands Ltd, the "International Food Group").

    Nabisco Holdings reported net sales of $1.84 billion in the first quarter of 1995, an increase of 8% from the first quarter of 1994 level of $1.71 billion, with the Domestic Food Group up 1% and the International Food Group up 31%. The Domestic Food Group increase was primarily attributable to volume gains at the Nabisco Biscuit Company, reflecting the success of new product introductions and product line extensions, and volume gains at the LifeSavers and Food Service Companies (approximately $55 million), offset in part by sales decreases from the Fleischmann's and Specialty Products Companies (approximately $37 million). The International Food Group increase was the result of the favorable impact of the April 1994 acquisition of Establecimiento Modelo Terrabusi S.A. ("Terrabusi") (approximately $55 million), improved results in Brazil (approximately $48 million) due to a continuation of the country's second-half 1994 economic recovery, and favorable performance from the Iberian businesses (approximately $8 million), partially offset by unfavorable business conditions in Mexico (approximately $14 million) due to the devaluation of the peso.

    Nabisco Holdings' operating company contribution was $245 million in the first quarter of 1995, an increase of 12% from the first quarter of 1994 level of $219 million, with the Domestic Food Group up 7% and the International Food Group up 38%. The Domestic Food Group's increase for the first quarter of 1995 was primarily due to savings generated from productivity programs (approximately $23 million) which were offset in part by higher consumer marketing expense at the Nabisco Biscuit Company (approximately $13 million). The International Food Group's increase in operating company contribution for the first quarter of 1995 was primarily due to the Terrabusi acquisition (approximately $7 million) and the profit impact of increased net sales in Brazil and Iberia (approximately $7 million).

    Nabisco Holdings' operating income was $188 million in the first quarter of 1995, an increase of 15% from the first quarter 1994 level of $164 million, as a result of the increase in operating company contribution.

Interest and Debt Expense

    Consolidated interest and debt expense of $220 million in the first quarter of 1995 decreased 24% from the corresponding 1994 period, primarily as a result of refinancings that were completed during 1994 and lower debt levels from the application of proceeds from the issuance of preferred stock during 1994 and the issuance of Nabisco Holdings Class A Common Stock during the first quarter of 1995, offset in part by the impact of higher market interest rates.

Net Income

    Net income amounted to $198 million for the first quarter of 1995, an increase of $3 million from the comparable period last year, primarily as a result of lower interest and debt expense and higher operating income by the food business during the first quarter of 1995 which more than offset the impact of lower operating income by the domestic tobacco business during the first quarter of 1995 and a $20 million after-tax benefit from certain employee benefit transactions that occurred during the first quarter of 1994.

Restructuring and Realignment Reserve Balances

    As of March 31, 1995, the balance of the 1993 restructuring and 1994 headquarters realignment reserves aggregated $257 million, a decrease of $34 million from the corresponding balance of $291 million at December 31, 1994. The amount of after tax cash savings for the three months ended March 31, 1995 was approximately $70 million. Management expects future annual after tax cash savings to be in the range of approximately $215 million to $240 million.

Liquidity and Financial Condition

    Free cash flow, which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in an outflow of $277 million and an inflow of $46 million for the first three months of 1995 and 1994, respectively. The decrease in free cash flow from 1994 to 1995 primarily reflects lower operating company contribution by the domestic tobacco business and higher working capital requirements (primarily higher inventory levels and lower accounts payable and accrued liabilities), capital expenditures and interest payments, which more than offset the increase in operating company contribution by the food business.

    The components of free cash flow are as follows:

                                                                                THREE MONTHS
                                                                                   ENDED
                                                                                 MARCH 31,
                                                                               --------------
                                                                               1995     1994
                                                                               -----    -----
                                                                               (IN MILLIONS)
OPERATING INCOME............................................................   $ 620    $ 632
  Amortization of intangibles...............................................     159      156
                                                                               -----    -----
OPERATING COMPANY CONTRIBUTION..............................................     779      788
  Depreciation and other amortization.......................................     130      128
  Increase in operating working capital.....................................    (539)    (335)
  Capital expenditures......................................................    (146)    (107)
  Change in other assets and liabilities....................................       8      (59)
                                                                               -----    -----
OPERATING CASH FLOW*........................................................     232      415
  Taxes paid................................................................     (63)     (42)
  Interest paid.............................................................    (223)    (183)
  Dividends paid............................................................     (79)     (83)
  Other, net................................................................    (144)     (61)
                                                                               -----    -----
FREE CASH FLOW..............................................................   $(277)   $  46
                                                                               -----    -----
                                                                               -----    -----

- ------------

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

    At March 31, 1995, RJRN Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) and a total capital level (total debt and stockholders' equity) of approximately $10.2 billion and $21.6 billion, respectively, of which total debt was lower by approximately $900 million and total capital was lower by approximately $500 million from the corresponding amounts at December 31, 1994. RJRN Holdings' ratio of total debt to total stockholders' equity was 0.90-to-1 at March 31, 1995 and 1.0-to-1 at December 31, 1994. RJRN's ratio of total debt to common equity was 0.90-to-1 at March 31, 1995 and 1.0-to-1 at December 31, 1994. In addition, total current liabilities and long-term debt of RJRN's subsidiaries as of March 31, 1995 was approximately $3.3 billion.

    The aggregate amount of consolidated indebtedness subject to fluctuating interest rates approximated $3.1 billion at March 31, 1995. This represents a decrease of $1.2 billion from the year-end 1994 level of $4.3 billion, primarily due to the application of approximately $1.2 billion of the net proceeds from the Nabisco Holdings initial public offering to repay a portion of Nabisco's borrowing under the 1994 Nabisco Credit Agreement.

    RJRN Holdings' effective interest rate on its consolidated long-term debt increased from 7.7% at December 31, 1994 to 8.0% at March 31, 1995 primarily as a result of a lower proportion of consolidated indebtedness subject to fluctuating interest rates. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.

    The Board of Directors of RJRN Holdings declared an initial quarterly dividend of $.375 per share of Common Stock, which was paid on April 1, 1995 to stockholders of record as of March 10, 1995. RJRN Holdings expects to continue to pay a quarterly cash dividend on its Common Stock equal to $.375 per share or $1.50 per share on an annualized basis. RJRN Holdings believes that neither its Credit Agreements nor the policies of its Board of Directors described in the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1994 will limit its ability to pay these dividends.

    The 1991 Credit Agreement is a revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. During the first quarter of 1995, the commitment under the 1991 Credit Agreement was reduced from $6.0 billion to $5.0 billion. Availability under the 1991 Credit Agreement is reduced by the aggregate amount of outstanding borrowings and letters of credit issued under the 1991 Credit Agreement and by the aggregate amount of outstanding borrowings and letters of credit in excess of $1 billion issued under the 1994 Nabisco Credit Agreement. At March 31, 1995, approximately $472 million stated amount of letters of credit and approximately $2.0 billion in borrowings were outstanding under the 1991 Credit Agreement, and $220 million in borrowings were outstanding under the 1994 Nabisco Credit Agreement. Accordingly, the amount available under the 1991 Credit Agreement at March 31, 1995 was approximately $2.5 billion.

    The 1993 Credit Agreement, under which commitments have been extended through April 1, 1996, provides a back-up line of credit to support commercial paper issuances of up to $1.0 billion. Availability thereunder is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. At March 31, 1995, approximately $836 million of commercial paper was outstanding. Accordingly, $164 million was available under the 1993 Credit Agreement at March 31, 1995.

    The 1994 Nabisco Credit Agreement is a 364 day, $1.5 billion revolving bank credit facility that provides for the issuance of up to $200 million of irrevocable letters of credit. Availability under the 1994 Nabisco Credit Agreement is reduced by an amount equal to the stated amount of letters of credit outstanding and by amounts borrowed under the facility. At March 31, 1995, approximately $220 million in borrowings and no letters of credit were outstanding under the 1994 Nabisco Credit Agreement. Accordingly, the amount available under the 1994 Nabisco Credit Agreement at March 31, 1995 was approximately $1.28 billion. Since availability under the 1991 Credit
Agreement is reduced by the amount of borrowings and letters of credit in excess of $1.0 billion under the 1994 Nabisco Credit Agreement, RJRN's borrowing requirements could reduce availability under the 1994 Nabisco Credit Agreement by up to $500 million. However, it is not currently anticipated that RJRN's borrowing requirements will lead to any such reduction in availability.

    See Subsequent Events for a discussion of certain pending and anticipated debt restructurings, including the refinancings of the Credit Agreements and the 1994 Nabisco Credit Agreement.

    The payment of dividends and the making of distributions by RJRN Holdings to its stockholders are subject to direct and indirect restrictions under certain financing agreements and debt instruments of the Registrants and their subsidiaries. The Credit Agreements generally restrict dividends and distributions by RJRN Holdings to $1 billion, plus 50% of cumulative consolidated net income after January 1, 1995, plus the net cash proceeds of up to $250 million in any twelve month period from issuances of equity securities. These restrictions have not had and are not expected to have a material effect on the ability of RJRN Holdings to pay its anticipated dividends to its stockholders. The Credit Agreements and certain other financing agreements also limit the ability of RJRN Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock and engage in certain mergers or consolidations. RJRN Holdings and RJRN believe that they and their subsidiaries are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    With certain exceptions, the 1994 Nabisco Credit Agreement limits prepayments of the indebtedness of Nabisco Holdings and its subsidiaries to RJRN and effectively restricts dividends and distributions by Nabisco Holdings to its stockholders, including RJRN, to $300 million plus 50% of Nabisco's cumulative consolidated net income after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit. The 1994 Nabisco Credit Agreement also limits the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell certain assets and securities and engage in certain mergers or consolidations. These restrictions have not had and are not expected to have a material effect on the ability of Nabisco Holdings to pay its anticipated dividends to RJRN, or on the ability of RJRN to meet its obligations. Nabisco Holdings believes that it and Nabisco are currently in compliance with all restrictions imposed by the terms of Nabisco's indebtedness.

    Management expects to consider opportunities to improve RJRN Holdings' and its subsidiaries' capital and/or cost structure as they arise. Such opportunities, if pursued, could involve further acquisitions from time to time, of substantial amounts of securities of RJRN Holdings or its subsidiaries through open market purchases, redemptions, privately negotiated transactions, tender or exchange offers and/or the issuance, from time to time, of additional securities by RJRN Holdings or its subsidiaries. Acquisitions of securities at prices above their book value, together with the accelerated amortization of deferred financing fees attributable to the acquired securities, as applicable, would reduce reported net income and/or stockholders' equity, depending upon the price paid and related financing fees of such acquisitions. RJRN Holdings' and its subsidiaries' ability to take advantage of such opportunities is subject to restrictions in RJRN's debt indentures, the Credit Agreements and the 1994 Nabisco Credit Agreement. See Subsequent Events for a discussion of certain pending and anticipated debt restructurings, including the replacement of the Credit Agreements and the 1994 Nabisco Credit Agreement, and of a preferred stock exchange offer under consideration.

    Capital expenditures were $146 million for the first three months of 1995. The current level of expenditures planned for 1995 is expected to be in the range of approximately $750 million to $850 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

    The amount of cash outlays incurred during the first quarter of 1995 in connection with the restructuring and realignment programs announced in 1993 and 1994 was primarily offset by the after-tax cash savings realized from the restructuring and realignment programs during such period.

Subsequent Events

    In April 1995, RJRN Holdings was named a "potentially responsible party" with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to a site at which a former subsidiary of RJRN had operations. The Registrants currently cannot reasonably estimate the remedial costs, if any, for which they may be liable in connection with this matter.

    On April 12, 1995, the stockholders of RJRN Holdings approved the one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000 proposed by the Board of Directors. Accordingly, the rates at which shares of ESOP Preferred Stock and Series C Preferred Stock convert into shares of Common Stock were proportionately adjusted.

    On April 27, 1995, RJRN commenced offers to exchange up to approximately $1.92 billion aggregate principal amount of New Notes of Nabisco for the same amount of Old Notes issued by RJRN. The New Notes would each have principal amounts, maturities and redemption provisions identical to the corresponding Old Notes. Concurrent with the Exchange Offers, RJRN is soliciting consents to certain indenture modifications from the holders of the Old Notes and the holders of approximately $3.58 billion of its other outstanding debt securities. The Exchange Offers, the Consent Solicitations and certain related transactions described below are designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to reduce intercompany debt by approximately $4.0 billion.

    On April 28, 1995, the Registrants entered into the New Credit Agreements. Among other things, the New Credit Agreements would remove restrictions which limit the ability of Nabisco to incur debt and allow RJRN to reduce the aggregate amount of commitments under the Credit Agreements from their current level of $6 billion to $3.5 billion. The Registrants anticipate replacing the Credit Agreements with the New Credit Agreements when the Exchange Offers and Consent Solicitations are consummated.

    On April 28, 1995, Nabisco Holdings and Nabisco entered into the 1995 Nabisco Credit Agreement. Among other things, the 1995 Nabisco Credit Agreement would permit the prepayment of intercompany debt and the issuance of indebtedness represented by the New Notes, increase Nabisco's committed facility from $1.5 billion to $3.5 billion and extend its term from 364 days to five years. Nabisco Holdings and Nabisco anticipate replacing the 1994 Nabisco Credit Agreement with the 1995 Nabisco Credit Agreement when the Exchange Offers and Consent Solicitations are consummated.

    Nabisco expects to use the proceeds of borrowings under the 1995 Nabisco Credit Agreement or other sources to repay both the indebtedness of Nabisco Holdings and its subsidiaries to RJRN and its other subsidiaries which remains outstanding after the issuance of the New Notes to RJRN and its borrowings under the 1994 Nabisco Credit Agreement. The actual amount of borrowings under the 1995 Nabisco Credit Agreement as a result of the foregoing transactions will depend on the amount of Old Notes actually exchanged in the Exchange Offers. If all of the Old Notes are exchanged, approximately $2.1 billion is expected to be borrowed based on the level of intercompany indebtedness at March 31, 1995. Borrowings will increase if fewer Old Notes are exchanged.

    RJRN has used borrowings under its 1991 Credit Agreement to repay $300 million aggregate principal amount of RJRN's outstanding 9.25% Notes which matured on May 1, 1995 and expects to use additional borrowings under the 1991 Credit Agreement to redeem $200 million aggregate principal amount of RJRN's outstanding 8.875% Notes, which have been called for redemption on May 23, 1995. RJRN will use the cash proceeds received from Nabisco Holdings and its subsidiaries in repayment of the intercompany debt to reduce outstanding borrowings under the 1991 Credit Agreement.

    Following the Exchange Offers and Consent Solicitations, Nabisco expects to issue debt securities in one or more offerings to repay a substantial portion of the indebtedness expected to be outstanding under the 1995 Nabisco Credit Agreement as a result of the repayment of the intercompany debt.

    The Exchange Offers are conditioned, among other things, on completion of the Consent Solicitations and the Consent Solicitations are conditioned, among other things, on completion of the Exchange Offers. No assurance can be given that the transactions described above will be consummated.

    Nabisco Holdings currently intends to pay quarterly dividends on its common stock at an annual rate of $.55 per share (approximately $146 million annually in the aggregate). The first dividend is expected to be paid with respect to the second quarter of 1995 after the end of the quarter. On an annualized basis, RJRN would receive approximately $117 million of the aggregate Nabisco Holdings' dividend.

    RJRN Holdings is considering an offer to exchange preferred securities issued by a newly-formed controlled affiliate for any or all of its outstanding Series B Cumulative Preferred Stock. The affiliate's principal asset would consist of subordinated notes issued by RJRN Holdings in an amount and with terms sufficient to make payments on the preferred securities. If such an exchange offer were completed, RJRN Holdings' equity would be reduced to reflect the Series B Cumulative Preferred Stock tendered and RJRN Holdings expects that the newly-issued preferred securities would be accounted for as a minority interest. No assurance can be given that any such exchange offer will be made or as to the terms of any such offer.

                              -------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
TOBACCO-RELATED LITIGATION

    During 1995 through May 1, 1995, 11 new actions have been filed or served against RJRT and/or its affiliates or indemnitees, including 1 action purporting to be a class action, and 5 actions, including a consolidated suit containing class action allegations, were dismissed or otherwise resolved in favor of RJRT and or its affiliates or indemnitees without trial. As of May 1, 1995, 61 active cases were pending against RJRT and/or its affiliates or indemnitees, 59 in the United States, and two in Canada. The United States cases are in 24 states and are distributed as follows: twelve in Louisiana, eight in Texas, four in each of California, Florida and Indiana, three in each of Mississippi and Tennessee, two in each of Alabama, Colorado, Minnesota and West Virginia and one in each of Ohio, Illinois, Kansas, New Jersey, Washington, Oklahoma, Massachusetts, Nevada, South Carolina, New Hampshire, New York, Missouri and Pennsylvania. Of the 59 active cases in the United States, 32 are pending in state court and 27 in federal court.

    Of the 61 active cases pending as of May 1, 1995 (i) seven cases purport to be class actions on behalf of many thousands of individuals; purported classes include individuals claiming to be addicted to cigarettes, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and parents claiming that an RJRT advertising campaign constitutes an unfair trade practice under state law, (ii) one case involves plaintiffs purporting to act as private attorneys general to claim that an RJRT advertising campaign constitutes an unfair business practice under state law and (iii) three cases are suits brought by individual states and a fourth by a state and health insurer on various theories to recoup expenses incurred in the treatment of diseases purportedly associated with cigarette smoking and to enjoin certain marketing practices.

    For additional information about tobacco-related litigation and legal proceedings, see Note 7-- Contingencies--Tobacco-Related Litigation of Notes to Consolidated Condensed Financial Statements.

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

    The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on either of the Registrants' financial position; however, it is possible that the results of operations or cash flows of the Registrants in a particular quarterly or annual period or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of such possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters indicated below were voted upon at the annual meeting of stockholders of RJRN Holdings held on April 12, 1995. Holders of Common Stock, Series C Preferred Stock and ESOP Preferred Stock, were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and amend the Certificate of Incorporation to effect a one-for-five reverse split of Common

Stock and to reduce the outstanding shares of Common Stock, as well as on four stockholder proposals. Holders of shares of Common Stock were also entitled to vote as a separate class on the proposal to amend the Certificate of Incorporation. At the meeting, there were entitled to vote 1,362,183,643 shares of Common Stock, 26,675,000 shares of Series C Preferred Stock and 15,322,144 shares of ESOP Preferred Stock.

(a) Election of Eight Directors.

               NAME                    VOTES FOR             VOTES WITHHELD
- ----------------------------------   -------------           --------------
John T. Chain, Jr.                   1,140,519,434                9,054,645
Julius L. Chambers                   1,140,072,909                9,501,170
John L. Clendenin                    1,140,618,897                8,955,182
H. John Greeniaus                    1,138,950,571               10,623,508
Charles M. Harper                    1,139,727,348                9,846,731
James W. Johnston                    1,138,781,264               10,792,815
John G. Medlin, Jr.                  1,140,144,794                9,429,285
Rozanne L. Ridgway                   1,140,403,470                9,170,609

(b) Ratification of Appointment of Deloitte & Touche LLP as Independent
    Auditors.

   For:                         1,139,567,516
   Against:                         5,708,053
   Abstain:                         4,298,510

(c) Amend Certificate of Incorporation to effect a one-for-five reverse split of the Common Stock.

                                   COMMON STOCK, SERIES C
                                  PREFERRED STOCK AND ESOP             COMMON STOCK
                                         PREFERRED                      VOTING AS A
                                 STOCK VOTING TOGETHER AS A              SEPERATE
                                       SINGLE CLASS:                      CLASS:
                                ----------------------------           -------------
   For:                                 1,113,096,670                  1,078,674,940
   Against:                                26,940,109                     25,411,297
   Abstain:                                 9,537,300                      9,224,356

(d) Stockholder Proposal on Equal Employment Reporting.

   For:                            87,876,254
   Against:                       775,433,963
   Abstain:                        55,858,670
   Broker Non-Votes:              230,405,192

(e) Stockholder Proposal on Nicotine Manipulation.

   For:                            75,192,346
   Against:                       792,155,206
   Abstain:                        51,821,335
   Broker Non-Votes:              230,405,192

(f) Stockholder Proposal on Warning Labels for Advertising and Promotional
    Items.

   For:                            88,283,238
   Against:                       800,307,688
   Abstain:                        30,577,961
   Broker Non-Votes:              230,405,192

(g) Stockholder Proposal to Spin Off Tobacco Business.

    For:                           57,296,733
    Against:                      830,775,403
   Abstain:                        31,096,751
   Broker Non-Votes:              230,405,192

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 *3.1    Certificate of Amendment to Amended and Restated Certificate of Incorporation of
         RJR Nabisco Holdings Corp. filed April 12, 1995.
 *3.1(a) Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco
         Holdings Corp. as amended to and including April 12, 1995.
  4.1    Registrants agree to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.
*11      RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended March 31, 1995 and 1994.
*12      RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1995.
*27.1    RJR Nabisco Holdings Corp. Financial Data Schedule
*27.2    RJR Nabisco, Inc. Financial Data Schedule

- ------------

* Filed herewith.

    (b) Reports on Form 8-K

        None.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RJR NABISCO HOLDINGS CORP.
                                          RJR NABISCO, INC.

                                                      (Registrants)

Date: May 10, 1995                                          /s/ ROBERT S. ROATH
                                               ................................
                                               Robert S. Roath,
                                               Senior Vice President and
                                               Chief Financial Officer

                                          EXHIBIT INDEX

 *3.1    Certificate of Amendment to Amended and Restated Certificate of Incorporation of
         RJR Nabisco Holdings Corp. filed April 12, 1995.
 *3.1(a) Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco
         Holdings Corp. as amended to and including April 12, 1995.
  4.1    Registrants agree to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.
*11      RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended March 31, 1995 and 1994.
*12      RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1995.
*27.1    RJR Nabisco Holdings Corp. Financial Data Schedule
*27.2    RJR Nabisco, Inc. Financial Data Schedule

- ------------

* Filed herewith.