Form 10-Q
period 1995-06-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1995-08-08
CIK 847903, 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-Q
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JUNE 30, 1995:

 RJR NABISCO HOLDINGS CORP.: 272,475,574 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                              -------------------

   RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                          ------

PART I--FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Condensed Statements of Income--Three Months Ended
              June 30, 1995 and 1994...................................................        1
            Consolidated Condensed Statements of Income--Six Months Ended
              June 30, 1995 and 1994...................................................        2
            Consolidated Condensed Statements of Cash Flows--Six Months Ended
              June 30, 1995 and 1994...................................................        3
            Consolidated Condensed Balance Sheets--June 30, 1995 and
              December 31, 1994........................................................        4
            Notes to Consolidated Condensed Financial Statements.......................     5-14
  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................    15-24

PART II-- OTHER INFORMATION
  Item 1.   Legal Proceedings..........................................................       25
  Item 6.   Exhibits and Reports on Form 8-K...........................................       26
  Signature............................................................................       27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS        THREE MONTHS
                                                                 ENDED               ENDED
                                                             JUNE 30, 1995       JUNE 30, 1994
                                                           ------------------  ------------------
                                                             RJRN                RJRN
                                                           HOLDINGS    RJRN    HOLDINGS    RJRN
                                                           --------  --------  --------  --------
NET SALES*..............................................   $  4,081  $  4,081  $  3,784  $  3,784
                                                           --------  --------  --------  --------
Costs and expenses (Note 1)*:
  Cost of products sold.................................      1,871     1,871     1,692     1,692
  Selling, advertising, administrative and general
expenses................................................      1,407     1,401     1,261     1,260
  Amortization of trademarks and goodwill...............        159       159       156       156
                                                           --------  --------  --------  --------
      OPERATING INCOME..................................        644       650       675       676
Interest and debt expense (Note 6)......................       (222)     (222)     (297)     (297)
Other income (expense), net (Notes 1 and 6).............       (119)     (123)      (31)      (36)
                                                           --------  --------  --------  --------
      Income before income taxes........................        303       305       347       343
Provision for income taxes..............................        134       137       155       154
                                                           --------  --------  --------  --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
NABISCO.................................................        169       168       192       189
Minority interest in income of Nabisco..................         16        16        --        --
                                                           --------  --------  --------  --------
      INCOME BEFORE EXTRAORDINARY ITEM..................        153       152       192       189
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes (Note 4)....................         --        --      (146)     (146)
                                                           --------  --------  --------  --------
      NET INCOME........................................        153       152        46        43
Less preferred stock dividends..........................         32        --        32        --
                                                           --------  --------  --------  --------
      NET INCOME APPLICABLE TO COMMON STOCK.............   $    121  $    152  $     14  $     43
                                                           --------  --------  --------  --------
                                                           --------  --------  --------  --------
Net income per common and common equivalent share (Notes
  1 and 2):
  Income before extraordinary item......................   $    .37            $    .53
  Extraordinary item....................................         --                (.48)
                                                           --------            --------
      NET INCOME........................................   $    .37            $    .05
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series A Preferred Stock.........   $     --            $  0.835
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series C Preferred Stock.........   $  1.503            $  0.935
                                                           --------            --------
                                                           --------            --------
Dividends per share of common stock (Notes 1 and 9).....   $  0.375            $     --
                                                           --------            --------
                                                           --------            --------
Average number of common and common equivalent shares
  outstanding (in thousands) (Notes 1 and 2)............    326,232             303,891
                                                           --------            --------
                                                           --------            --------

-------------------

* Excludes excise taxes of $984 million and $888 million for the three months ended June 30, 1995 and 1994, respectively.

           See Notes to Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                               SIX MONTHS          SIX MONTHS
                                                                 ENDED               ENDED
                                                             JUNE 30, 1995       JUNE 30, 1994
                                                           ------------------  ------------------
                                                             RJRN                RJRN
                                                           HOLDINGS    RJRN    HOLDINGS    RJRN
                                                           --------  --------  --------  --------
NET SALES*..............................................   $  7,621  $  7,621  $  7,356  $  7,356
                                                           --------  --------  --------  --------
Costs and expenses (Note 1)*:
  Cost of products sold.................................      3,496     3,496     3,264     3,264
  Selling, advertising, administrative and general
expenses................................................      2,543     2,536     2,473     2,467
  Amortization of trademarks and goodwill...............        318       318       312       312
                                                           --------  --------  --------  --------
      OPERATING INCOME..................................      1,264     1,271     1,307     1,313
Interest and debt expense (Note 6)......................       (442)     (442)     (588)     (588)
Other income (expense), net (Notes 1 and 6).............       (155)     (157)      (43)      (53)
                                                           --------  --------  --------  --------
      Income before income taxes........................        667       672       676       672
Provision for income taxes..............................        293       296       290       289
                                                           --------  --------  --------  --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
NABISCO.................................................        374       376       386       383
Minority interest in income of Nabisco..................         23        23        --        --
                                                           --------  --------  --------  --------
      INCOME BEFORE EXTRAORDINARY ITEM..................        351       353       386       383
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes (Note 4)....................         --        --      (145)     (145)
                                                           --------  --------  --------  --------
      NET INCOME........................................        351       353       241       238
Less preferred stock dividends..........................         65        --        65        --
                                                           --------  --------  --------  --------
      NET INCOME APPLICABLE TO COMMON STOCK.............   $    286  $    353  $    176  $    238
                                                           --------  --------  --------  --------
                                                           --------  --------  --------  --------
Net income per common and common equivalent share (Notes
  1 and 2):
  Income before extraordinary item......................   $    .88            $   1.11
  Extraordinary item....................................         --                (.48)
                                                           --------            --------
      NET INCOME........................................   $    .88            $    .63
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series A Preferred Stock.........   $     --            $  1.670
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series C Preferred Stock.........   $  3.006            $  0.935
                                                           --------            --------
                                                           --------            --------
Dividends per share of common stock (Notes 1 and 9).....   $  0.750            $     --
                                                           --------            --------
                                                           --------            --------
Average number of common and common equivalent shares
outstanding (in thousands) (Notes 1 and 2)..............    326,317             288,492
                                                           --------            --------
                                                           --------            --------

-------------------

* Excludes excise taxes of $1.803 billion and $1.738 billion for the six months ended June 30, 1995 and 1994, respectively.

           See Notes to Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                  SIX MONTHS           SIX MONTHS
                                                                    ENDED                ENDED
                                                                JUNE 30, 1995        JUNE 30, 1994
                                                              ------------------   ------------------
                                                                RJRN                 RJRN
                                                              HOLDINGS    RJRN     HOLDINGS    RJRN
                                                              --------   -------   --------   -------
NET CASH FLOWS FROM OPERATING ACTIVITIES....................  $    389   $   457   $    641   $   729
                                                              --------   -------   --------   -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................      (294)     (294)      (270)     (270)
  Acquisition of businesses.................................       (55)      (55)      (390)     (390)
  Net proceeds from issuance of subsidiary common stock.....     1,201     1,201         --        --
  Other, net................................................        47        47          8         8
                                                              --------   -------   --------   -------
    Net cash flows from (used in) investing activities......       899       899       (652)     (652)
                                                              --------   -------   --------   -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under the credit agreements...    (1,132)   (1,132)     1,478     1,478
  Net repayments of commercial paper........................       (59)      (59)      (199)     (199)
  Proceeds from issuance of other long-term debt............     3,906     3,906         14        14
  Repayments of other long-term debt........................    (3,240)   (3,240)    (2,523)   (2,523)
  Financing and advisory fees paid..........................       (88)      (88)       (55)       (1)
  Increase (decrease) in notes payable......................      (109)     (109)        69        69
  Proceeds from issuance of Common Stock....................         5        --         20        --
  Proceeds from issuance of Series C Preferred Stock........        --        --      1,734        --
  Issuance of common stock to parent........................        --        --         --     1,680
  Dividends paid on Series A Preferred Stock................        --        --        (88)       --
  Dividends paid on Series B Preferred Stock................       (58)       --        (57)       --
  Dividends paid on Series C Preferred Stock................       (80)       --         --        --
  Other preferred stock dividends paid......................       (10)       --        (10)       --
  Dividends paid to parent..................................        --       (18)        --       (20)
  Dividends paid on Common Stock............................      (102)       --         --        --
  Other, net................................................        15      (266)        15      (200)
                                                              --------   -------   --------   -------
    Net cash flows from (used in) financing activities......      (952)   (1,006)       398       298
                                                              --------   -------   --------   -------
Effect of exchange rate changes on cash and cash
equivalents.................................................        13        13         (4)       (4)
                                                              --------   -------   --------   -------
    Net change in cash and cash equivalents.................       349       363        383       371
Cash and cash equivalents at beginning of period............       423       409        215       205
                                                              --------   -------   --------   -------
Cash and cash equivalents at end of period..................  $    772   $   772   $    598   $   576
                                                              --------   -------   --------   -------
                                                              --------   -------   --------   -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                          JUNE 30, 1995         DECEMBER 31, 1994
                                                       ------------------       ------------------
                                                         RJRN                     RJRN
                                                       HOLDINGS      RJRN       HOLDINGS      RJRN
                                                       --------      ----       --------      ----
ASSETS
Current assets:
  Cash and cash equivalents........................    $    772     $   772     $    423     $   409
  Accounts and notes receivable, net...............       1,245       1,245          934         934
  Inventories (Note 3).............................       2,579       2,579        2,580       2,580
  Prepaid expenses and excise taxes................         414         414          426         426
                                                        -------     -------      -------     -------
      TOTAL CURRENT ASSETS.........................       5,010       5,010        4,363       4,349
                                                        -------     -------      -------     -------
Property, plant and equipment--at cost.............       8,097       8,097        7,767       7,767
Less accumulated depreciation......................      (2,565)     (2,565)      (2,333)     (2,333)
                                                        -------     -------      -------     -------
  Net property, plant and equipment................       5,532       5,532        5,434       5,434
                                                        -------     -------      -------     -------
Trademarks, net....................................       8,383       8,383        8,506       8,506
Goodwill, net......................................      12,560      12,560       12,681      12,681
Other assets and deferred charges..................         409         407          424         423
                                                        -------     -------      -------     -------
                                                       $ 31,894     $31,892     $ 31,408     $31,393
                                                        -------     -------      -------     -------
                                                        -------     -------      -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................    $    207     $   207     $    296     $   296
  Accounts payable.................................         507         507          548         548
  Accrued liabilities..............................       2,412       2,269        2,532       2,488
  Current maturities of long-term debt (Notes 6 and
10)................................................         568         568        1,970       1,970
  Income taxes accrued.............................         176         176          248         248
                                                        -------     -------      -------     -------
      TOTAL CURRENT LIABILITIES....................       3,870       3,727        5,594       5,550
                                                        -------     -------      -------     -------
Long-term debt (less current maturities) (Notes 6
and 10)............................................       9,867       9,867        8,883       8,883
Other noncurrent liabilities.......................       3,077       2,696        2,235       1,836
Deferred income taxes..............................       3,750       3,676        3,788       3,714
Commitments and contingencies (Note 8)
Stockholders' equity (Notes 9 and 10):.............
  ESOP convertible preferred stock (15,182,336
    shares issued and outstanding at June 30,
1995)..............................................         243       --             245       --
  Series B preferred stock (50,000 shares issued
    and outstanding at June 30, 1995)..............       1,250       --           1,250       --
  Series C convertible preferred stock (26,675,000
    shares issued and outstanding at June 30,
1995)..............................................           3       --               3       --
  Common stock (272,475,574 shares issued and
outstanding at June 30, 1995)......................           3       --               3       --
  Paid-in capital..................................      10,218      11,969       10,157      11,558
  Retained earnings (accumulated deficit)..........         (13)        126         (364)         16
  Receivable from ESOP.............................        (176)      --            (186)      --
  Other stockholders' equity.......................        (198)       (169)        (200)       (164)
                                                        -------     -------      -------     -------
      TOTAL STOCKHOLDERS' EQUITY...................      11,330      11,926       10,908      11,410
                                                        -------     -------      -------     -------
                                                       $ 31,894     $31,892     $ 31,408     $31,393
                                                        -------     -------      -------     -------
                                                        -------     -------      -------     -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1--INTERIM REPORTING AND RESULTS OF OPERATIONS

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1995 presentation. In addition, financial data of the prior year has been restated and financial data of the current year presented to give effect to the one-for-five reverse stock split discussed in Note 2 to the unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and collectively with RJRN Holdings, the "Registrants").

    In management's opinion, the accompanying Consolidated Condensed Financial Statements of RJRN Holdings and RJRN contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

    During the second quarter of 1995, RJRN recognized a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with certain debt refinancings by RJRN, Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco"). Such amount has been reflected in "Other Income (Expense), Net". See Note 6 to the Consolidated Condensed Financial Statements.

NOTE 2--EARNINGS PER SHARE

    Earnings per share is based on income applicable to the consolidated group, including the portion of Nabisco Holdings' income applicable to the consolidated group based on RJRN's approximately 80.5% economic ownership interest in Nabisco Holdings and Nabisco Holdings' primary earnings per share. Earnings per share is also based on the weighted average number of shares of RJRN Holdings' common stock, par value $.01 per share ("Common Stock"), and RJRN Holdings' depositary shares outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive options. RJRN Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be converted. Accordingly, RJRN Holdings' earnings per share and fully diluted earnings per share are the same.

    Net income per common and common equivalent share, including the average number of common and common equivalent shares outstanding, reflects a one-for-five reverse stock split approved by RJRN Holdings' stockholders on April 12, 1995.

NOTE 3--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                               JUNE 30,    DECEMBER 31,
                                                                 1995          1994
                                                               --------    ------------
Finished products...........................................   $    789       $  771
Leaf tobacco................................................      1,219        1,299
Raw materials...............................................        227          206
Other.......................................................        344          304
                                                               --------    ------------
                                                               $  2,579       $2,580
                                                               --------    ------------
                                                               --------    ------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--EXTRAORDINARY ITEM

    The early extinguishments of debt resulted in the following extraordinary losses:

                                                                     THREE MONTHS      SIX MONTHS
                                                                         ENDED            ENDED
                                                                     JUNE 30, 1994    JUNE 30, 1994
                                                                     -------------    -------------
Cash paid in excess of net carrying amount (book value) of debt
  extinguished....................................................       $ 207            $ 206
Write-off of debt issuance costs..................................          17               17
                                                                         -----            -----
Extraordinary item--loss on early extinguishments of debt before
  income taxes....................................................         224              223
Benefit for income taxes..........................................         (78)             (78)
                                                                         -----            -----
Extraordinary item--loss on early extinguishments of debt, net of
  income taxes....................................................       $ 146            $ 145
                                                                         -----            -----
                                                                         -----            -----

NOTE 5--RESTRUCTURING AND REALIGNMENT RESERVE BALANCES

    The major components of the 1993 restructuring and 1994 headquarters realignment reserves and the related aggregate balances are as follows:

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1995          1994
                                                                          --------    ------------
Severance pay and benefits.............................................     $123          $187
Manufacturing/sales facilities.........................................       12            26
Abandonment of leases..................................................       36            40
Reassessment of sourcing/product arrangements..........................       36            38
                                                                          --------       -----
                                                                            $207          $291
                                                                          --------       -----
                                                                          --------       -----

NOTE 6--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE

    Long-term debt consisted of the following:

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1995          1994
                                                                          --------    ------------
8.625-9.25% debentures with annual sinking fund payments...............    $  835        $1,034
5.09-9.25% Notes.......................................................     5,853         5,132
5.375-10% foreign currency debt........................................       556           500
1991 RJRN Credit Agreement.............................................     --            1,750
1994 Nabisco Credit Agreement..........................................     --            1,350
1995 RJRN Credit Agreement.............................................       575        --
1995 Nabisco Credit Agreement..........................................     1,275        --
Commercial paper.......................................................       805           864
Other indebtedness.....................................................       536           223
Less current maturities................................................      (568)       (1,970)
                                                                          --------    ------------
                                                                           $9,867        $8,883
                                                                          --------    ------------
                                                                          --------    ------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)
    Consolidated interest and debt expense for RJRN Holdings consisted of the following:

                                                                    THREE MONTHS     SIX MONTHS
                                                                       ENDED           ENDED
                                                                      JUNE 30,        JUNE 30,
                                                                    ------------    ------------
                                                                    1995    1994    1995    1994
                                                                    ----    ----    ----    ----
Cash interest....................................................   $217    $260    $432    $482
Non-cash interest and debt expense...............................      5      37      10     106
                                                                    ----    ----    ----    ----
                                                                    $222    $297    $442    $588
                                                                    ----    ----    ----    ----
                                                                    ----    ----    ----    ----

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock"), at an initial offering price of $24.50 per share. (See
Note 9 to the Consolidated Condensed Financial Statements.) Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its borrowings under the credit agreement dated as of December 6, 1994 between Nabisco and various financial institutions (the "1994 Nabisco Credit Agreement").

    On April 28, 1995, the Registrants entered into (a) a new $2.75 billion three year revolving credit agreement with various financial institutions (the "1995 RJRN Credit Agreement") and (b) a new $750 million 364 day credit agreement to support RJRN commercial paper (the "RJRN Commercial Paper Facility," and together with the 1995 RJRN Credit Agreement, the "New RJRN Credit Agreements"). Among other things, the New RJRN Credit Agreements were designed to remove restrictions on the ability of Nabisco Holdings and its subsidiaries to incur or prepay debt and to allow RJRN to reduce the aggregate amount of commitments under its banking facilities from $6 billion to $3.5 billion by replacing its $5.0 billion revolving credit facility dated December 1, 1991, as amended (the "1991 RJRN Credit Agreement"), and its $1.0 billion commercial paper facility dated as of April 5, 1993, as amended (together with the 1991 RJRN Credit Agreement, the "Old RJRN Credit Agreements").

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement with various financial institutions (the "1995 Nabisco Credit Agreement") to replace the 1994 Nabisco Credit Agreement. Among other things, the 1995 Nabisco Credit Agreement was designed to permit Nabisco to prepay intercompany debt and incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion and to extend its term from 364 days to five years.

    During the second quarter of 1995, RJRN repaid $300 million aggregate principal amount of its outstanding 9.25% Notes which matured on May 1, 1995 and redeemed $200 million aggregate principal amount of its outstanding 8.875% Notes due 1998 with proceeds from borrowings under the 1991 RJRN Credit Agreement.

    On June 5, 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "New Notes") of Nabisco for the same amount of notes and debentures (the "Old Notes") issued by RJRN (the "Exchange Offers"). As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and were held by a non-Nabisco affiliate of RJRN. The New Notes issued by Nabisco in the Exchange Offers have interest rates, principal amounts, maturities and redemption provisions identical to the corresponding Old Notes issued by RJRN. Nabisco subsequently borrowed approximately $2.4 billion under the 1995 Nabisco Credit Agreement to (a) repay or repurchase an additional $2.1 billion of intercompany notes of Nabisco and its subsidiaries; (b) repay

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED) approximately $125 million of outstanding borrowings under the 1994 Nabisco Credit Agreement; (c) repay approximately $89 million of an intercompany note from Nabisco to Nabisco Holdings; and (d) pay a $79 million dividend to Nabisco Holdings. Nabisco Holdings used the payments it received to repay the balance of a $168 million intercompany note to RJRN.

    Concurrently with the Exchange Offers, RJRN also obtained consents to certain indenture modifications from holders of the Old Notes and holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations"). The Exchange Offers, the Consent Solicitations and certain related transactions were designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN.

    On June 5, 1995, RJRN applied the approximately $2.3 billion that it received from Nabisco and Nabisco Holdings in repayment of the intercompany notes to repay a portion of its borrowings under the 1991 RJRN Credit Agreement. RJRN used an additional approximately $330 million of borrowings under the 1995 RJRN Credit Agreement to repay the balance of its obligations under the Old RJRN Credit Agreements and to pay certain expenses associated with the Exchange Offers, the Consent Solicitations and the related transactions.

    On June 28, 1995, Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005 and $400 million principal amount of 7.55% Debentures Due 2015. The net proceeds from the issuance of such debt securities were used to repay borrowings under the 1995 Nabisco Credit Agreement.

    On June 30, 1995, RJRN filed a registration statement with the Securities and Exchange Commission to register the offering from time to time of its debt securities in one or more series with an aggregate initial public offering price of up to approximately $1.0 billion.

    See Note 10 to the Consolidated Condensed Financial Statements for a discussion of certain additional transactions.

    Based on RJRN's intention and ability to continue to refinance, for more than one year, the amount of its domestic commercial paper borrowings outstanding either in the commercial paper market or with additional borrowings under the 1995 RJRN Credit Agreement, domestic commercial paper borrowings have been included under "Long-term debt".

    At June 30, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and caps covering an aggregate notional principal amount of $100 million, all with expiration dates within one year. The estimated fair value of these arrangements as of June 30, 1995 was unfavorable by approximately $2 million, based on calculations from independent third parties for similar arrangements. Nabisco entered into such agreements to effectively fix a portion of its interest rate exposure on its floating rate debt.

NOTE 7--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding non-cash components of certain debt transactions that occurred during 1995, see Note 6 to the Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. A total of 54 such actions in the United States and one against RJRT's Canadian subsidiary were pending on December 31, 1994. As of July 25, 1995, 68 active cases were pending against RJRT and/or its affiliates or indemnitees, 66 in the United States and two in Canada. Five of the 66 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically below, purport to be class actions on behalf of many thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 22 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et al., which award was overturned on appeal and the case was subsequently dismissed.

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

    In 1991, in Broin v. Philip Morris Company, Inc. et al., a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants who claim to represent a class of 60,000 individuals and allege personal injury caused by exposure to environmental tobacco

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)
smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants have appealed the ruling to the Florida Third District Court of Appeal.

    In March 1994, Castano v. The American Tobacco Company, et al., a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part in February 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. In May 1995, the district court judge allowed the defendants to appeal the class action determination to the Fifth Circuit Court of Appeals which, on July 26, 1995, agreed to hear this appeal.

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

    In April 1994, Sparks v. R.J. Reynolds Tobacco Company, et al. was brought in Washington state court on behalf of a purported class of "parents with a conscience" alleging that an RJRT advertising campaign targets minors and constitutes an unfair trade practice under Washington state law. In 1994, the case was removed to the United States District Court for the Western District of Washington. Defendants' motion to dismiss the case on preemption grounds was granted on December 9, 1994. Plantiff's motion to appeal was subsequently dismissed and the case is now closed.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al., was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products and who allegedly have suffered death or disease as a result of use of the product. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants have appealed that ruling to the Florida Third District Court of Appeal.

    In September 1994, Granier v. American Tobacco Company, et al., a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)
addicting consumers. By agreement of the parties, all action in this case was stayed pending determination of the motion for class certification in the Castano case; however, there has been no activity in this case since the district court certification in Castano.

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

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., the California Supreme Court ruled that the plaintiffs' claim that an RJRT advertising campaign constitutes an unfair business practice under the California Business and Professions Code was not preempted by the Cigarette Act. The suit is similar to the Sparks case, recently dismissed in Washington, except that the plaintiffs here are acting as private attorneys general rather than on behalf of a purported class. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. In September 1994, the defendants filed a Petition for Certiorari to the United States Supreme Court, which was denied in December 1994. The case has been remanded to the trial court.

    In June 1994, in Moore v. The American Tobacco Company, et al., RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied in February 1995 and the case is proceeding in Chancery Court. RJRN and other industry holding companies have been dismissed from the case.

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et al., alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. Motions by the defendants to dismiss all claims of Blue Cross/Blue Shield and certain substantive claims of the State of Minnesota, and by plaintiffs to strike certain industry defenses were denied on May 19, 1995.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, et al., is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)
tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts.

    On February 21, 1995, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to: prevent the defendants from engaging in consumer fraud; disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. On defendants' motion, the case was stayed until July 7, 1995 and that stay has been extended pending appeals by the plaintiffs and the defendants in connection with the constitutional challenge to the Florida statute discussed below.

    The suit by the state of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets and National Association of Convenience Stores in June 1994 and on June 26, 1995 the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the Act unconstitutional. Both plaintiffs and defendants have filed notices of appeal of this decision. The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which was vetoed by the Governor. The Florida House and Senate have indicated that they are considering action to override that veto. On February 20, 1995, RJRT and Philip Morris Incorporated filed a petition with the Supreme Court of Florida to prohibit Florida's Agency for Health Care Administration and the Department of Business and Professional Regulation from filing and maintaining a lawsuit against the tobacco industry under this statute. That petition was denied by the Florida Supreme Court on April 18, 1995. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome, if filed.

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

    RJRT received a civil investigative demand dated January 11, 1994 from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.
                              -------------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)
    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

    The Registrants believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either of the Registrants; however, it is possible that the results of operations or cash flows of the Registrants in any particular quarterly or annual periods or the financial condition of the Registrants could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                              -------------------

EPA PROCEEDINGS

    In April 1995, RJRN Holdings was named a "potentially responsible party" with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to a "superfund" site at which a former subsidiary of RJRN had operations. The Registrants currently cannot reasonably estimate the investigative or remedial costs, if any, for which they may be liable in connection with this matter.

NOTE 9--STOCKHOLDERS' EQUITY

    Retained earnings (accumulated deficit) at June 30, 1995 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $4.0 billion.

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

    On April 1, 1995, RJRN Holdings paid an initial quarterly dividend on the Common Stock of $.375 per share. In May 1995, the Board of Directors of RJRN Holdings declared a quarterly dividend on the Common Stock of $.375 per share, which was paid on July 1, 1995 to stockholders of record on June 9, 1995. RJRN Holdings expects to continue to pay a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis.

    On April 12, 1995, the stockholders of RJRN Holdings approved a one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000. Accordingly, the rates at which shares of ESOP Convertible Preferred Stock, par value $.01 per share, and Series C Conversion Preferred Stock, par value $.01 per share, convert into shares of Common Stock were proportionately adjusted.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--STOCKHOLDERS' EQUITY--(CONTINUED)
    See Note 10 to the Consolidated Condensed Financial Statements for a discussion of a preferred stock exchange offer.

NOTE 10--SUBSEQUENT EVENTS

    The Board of Directors of Nabisco Holdings declared an initial quarterly dividend of $.1375 per share which was paid on July 1, 1995 to stockholders of record on June 15, 1995. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to $.1375 per share or $.55 per share on an annualized basis (approximately $146 million annually in the aggregate). On an annualized basis, RJRN would receive approximately $117 million of the aggregate Nabisco Holdings' dividend.

    On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay borrowings under the 1995 Nabisco Credit Agreement. On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued and unpaid interest thereon. The aggregate redemption price and accrued interest on these debentures was approximately $442 million.

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007. The net proceeds from the issuance of these securities were or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire commercial paper and for general corporate purposes.

    RJRN Holdings has filed a registration statement with the Securities and Exchange Commission to exchange preferred securities issued by a newly-formed controlled affiliate for up to 49,000,000 of the outstanding Series B Depositary Shares ("Series B Depositary Shares"), each representing 1/1000 of a share of its Series B Cumulative Preferred Stock ("Series B Preferred Stock"). The affiliate's principal asset would consist of junior subordinated debentures issued by RJRN Holdings in an amount and with terms sufficient to make payments on the preferred securities. No assurance can be given that this exchange offer will be completed.

    RJRT and Tobacco International are exploring ways to increase efficiency and productivity and to reduce the cost structures of their respective businesses.

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

  Results of Operations

    Summarized financial data for RJRN Holdings is as follows:

                                                THREE MONTHS                      SIX MONTHS
                                                    ENDED                           ENDED
                                                  JUNE 30,                         JUNE 30,
                                        -----------------------------    ----------------------------
                                         1995      1994      % CHANGE     1995      1994     % CHANGE
                                        ------    -------    --------    ------    ------    --------
(DOLLARS IN MILLIONS)
NET SALES:
  RJRT...............................   $1,203    $ 1,182         2%     $2,199    $2,316       (5)%
  Tobacco International..............      821        712        15       1,522     1,439        6
                                        ------    -------                ------    ------
  Total Tobacco......................    2,024      1,894         7       3,721     3,755       (1)
                                        ------    -------                ------    ------
  Domestic Food Group................    1,502      1,426         5       2,866     2,771        3
  International Food Group...........      555        464        20       1,034       830       25
                                        ------    -------                ------    ------
  Total Food.........................    2,057      1,890         9       3,900     3,601        8
                                        ------    -------                ------    ------
                                        $4,081    $ 3,784         8      $7,621    $7,356        4
                                        ------    -------                ------    ------
                                        ------    -------                ------    ------
OPERATING COMPANY CONTRIBUTION*:
  RJRT...............................   $  386    $   394        (2)%    $  756    $  781       (3)%
  Tobacco International..............      147        173       (15)        326       352       (7)
                                        ------    -------                ------    ------
  Total Tobacco......................      533        567        (6)      1,082     1,133       (5)
                                        ------    -------                ------    ------
  Domestic Food Group................      230        230      --           431       417        3
  International Food Group...........       57         41        39         101        73       38
                                        ------    -------                ------    ------
  Total Food.........................      287        271         6         532       490        9
                                        ------    -------                ------    ------
  Corporate..........................      (17)        (7)       --         (32)       (4)      --
                                        ------    -------                ------    ------
                                        $  803    $   831        (3)     $1,582    $1,619       (2)
                                        ------    -------                ------    ------
                                        ------    -------                ------    ------
OPERATING INCOME:
  RJRT...............................   $  295    $   303        (3)%    $  573    $  599       (4)%
  Tobacco International..............      135        164       (18)        304       333       (9)
                                        ------    -------                ------    ------
  Total Tobacco......................      430        467        (8)        877       932       (6)
                                        ------    -------                ------    ------
  Domestic Food Group................      180        179         1         329       314        5
  International Food Group...........       51         36        42          90        65       38
                                        ------    -------                ------    ------
  Total Food.........................      231        215         7         419       379       11
                                        ------    -------                ------    ------
  Corporate..........................      (17)        (7)     --           (32)       (4)    --
                                        ------    -------                ------    ------
                                        $  644    $   675        (5)     $1,264    $1,307       (3)
                                        ------    -------                ------    ------
                                        ------    -------                ------    ------

------------

* Operating income before amortization of trademarks and goodwill.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

    The worldwide tobacco business reported net sales of $2.02 billion in the second quarter of 1995, an increase of 7% from the second quarter of 1994 level of $1.89 billion, and $3.72 billion in the first six months of 1995, a decline of 1% from the first six months of 1994 level of $3.76 billion. The net sales increase in the second quarter of 1995 resulted primarily from favorable foreign currency developments and increased volume in the international tobacco business and a higher proportion of sales from full price brands and higher selling prices in the domestic tobacco business. The net sales decline in the first six months of 1995 resulted primarily from overall volume losses in the domestic tobacco business partially offset by favorable foreign currency developments, higher pricing and favorable product mix in the international business. Overall worldwide tobacco volume for the second quarter of 1995 increased 5% while overall worldwide tobacco volume for the first six months decreased 3% from the corresponding periods of the prior year. Operating company contribution for the worldwide tobacco business of $533 million in the second quarter of 1995 declined 6% from the second quarter of 1994 level of $567 million and operating company contribution for the worldwide tobacco business of $1.08 billion in the first six months of 1995 declined 5% from the first six months of 1994 level of $1.13 billion, reflecting lower operating company contributions in both the domestic and international businesses. Operating income for the worldwide tobacco business in the second quarter of 1995 of $430 million declined 8% from the second quarter of 1994 level of $467 million, and operating income for the worldwide tobacco business in the first six months of 1995 of $877 million declined 6% from the first six months of 1994 level of $932 million, reflecting the lower operating company contribution.

    Net sales for RJRT amounted to $1.20 billion in the second quarter of 1995, an increase of 2% from the second quarter of 1994 level of $1.18 billion, and $2.20 billion in the first six months of 1995, a decline of 5% from the first six months of 1994 level of $2.32 billion. The increase in net sales in the second quarter of 1995 resulted primarily from the effect of volume gains of 2% in the full price segment (approximately $19 million) and higher selling prices in both the full price and savings segments (approximately $15 million) that more than offset the effect of volume losses of 7% in the savings segment (approximately $22 million). The decline in net sales in the first six months of 1995 resulted primarily from the effect of volume losses of 3% in the full price segment (approximately $124 million) and volume losses of 14% in the saving segment (approximately $53 million), partially offset by a higher proportion of full price sales (approximately $33 million) and higher selling prices in both the full price and savings segments (approximately $18 million). RJRT's 2% volume gain in the full price segment during the second quarter of 1995 was less than the industry average increase of approximately 3% because of the erosion of market shares of certain brands. RJRT's 3% volume loss in the full price segment during the first six months of 1995 was less than the industry average increase of approximately 1% because of the pattern of wholesale purchases and the erosion of market share of certain brands. The 7% and 14% volume losses in the savings segment during the second quarter of 1995 and the first six months of 1995, respectively, also exceeded industry averages and reflected an erosion of market share of certain brands in that segment due to RJRT's decision to be more selective in its participation in that segment. RJRT's full price volume as a percentage of total volume amounted to 62% in both the second quarter and the first six months of 1995 compared to 60% in the second quarter of 1994 and 59% in the first six months of 1994. Overall RJRT tobacco volume declined 2% in the second quarter of 1995 and 8% in the first six months of 1995 compared to the corresponding periods of the prior year. RJRT's operating company contribution was $386 million in the second quarter of 1995, a 2% decline from the second quarter of 1994 level of $394 million, as higher pricing (approximately $15 million), the higher proportion of full price sales (approximately $13 million) and reduced merchandising expenses (approximately $9 million) were more than offset by the impact of an increase in marketing expenses (approximately $55 million). RJRT's operating company contribution was $756 million in the first six months of 1995, a 3% decline from the first six months of 1994 level of $781 million, as lower manufacturing costs (approximately $52 million), the higher proportion of full price sales (approximately $32 million), reduced merchandising and administrative expenses (approximately $30 million) and higher selling prices (approximately $18 million) were more than offset by the decline in overall volume (approximately $147 million) and an increase in marketing expense (approximately $25 million). RJRT's operating income was $295 million in the second quarter of 1995, a decline of 3% from $303 million in the second quarter of 1994, and $573 million in the first six months of 1995, a decline of 4% from the first six months of 1994 level of $599 million. The decline in operating income for both the second quarter of 1995 and the first six months of 1995 reflected the lower RJRT operating company contribution.

    During the second quarter and first six months of 1995, the pricing stability that began in the fourth quarter of 1993 continued. In addition, profit margins during each of the first two quarters of 1995 showed a slight improvement compared to the fourth quarter of 1994. On May 4, 1995, RJRT announced increases in the list price of all of its brands by 3 cents per pack. RJRT's major U.S. competitors thereafter announced similar price increases. RJRT is unable to predict the impact of this price increase or whether the resulting profit margins and pricing are sustainable.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has asserted that it has no jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard and RJRT and other members of the U.S. cigarette industry were asked to provide voluntarily certain documents and other information to Congress and the FDA. In July and early August 1995, it was reported in the press that the Commissioner of the FDA believes that nicotine is a drug and should be regulated and that the FDA has recommended to the Clinton Administration that further steps be taken to limit access to cigarettes by minors in addition to those mandated by existing federal, state and local laws or voluntarily implemented by RJRT and other tobacco companies. It is not possible to predict what actions, if any, will result from the Congressional deliberations or the reported FDA findings and recommendations or the effect thereof, if any, on RJRT or the cigarette industry generally.

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

    Various states and local jurisdictions have enacted legislation imposing restrictions on public smoking, increasing excise taxes and designating a portion of the increased cigarette excise taxes to fund anti-smoking programs, health care programs or cancer research. Many employers have also initiated programs restricting or eliminating smoking in the workplace.

    It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Tobacco International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Tobacco International or the cigarette industry generally.

    For a description of certain litigation affecting RJRT and its affiliates, see Note 8 to the Consolidated Condensed Financial Statements.

    Tobacco International recorded net sales of $821 million in the second quarter of 1995, an increase of 15% from the second quarter of 1994 level of $712 million, and $1.52 billion in the first six months of 1995, an increase of 6% from the first six months of 1994 level of $1.44 billion. The increases in net sales for the second quarter of 1995 resulted primarily from volume increases (approximately $52 million), with significant increases primarily attributed to export shipments to the former Soviet Union and the Middle East and continued strong sales in key markets in Europe, and favorable foreign currency developments (approximately $51 million). The increase in net sales for the first six months of 1995 primarily resulted from favorable foreign currency developments (approximately $63 million), higher pricing (approximately $11 million) and favorable product mix (approximately $21 million). Tobacco International's operating company contribution of $147 million in the second quarter of 1995 decreased 15% from the second quarter of 1994 level of $173 million due to higher administrative costs (approximately $21 million), higher manufacturing costs (approximately $15 million) and higher promotional and selling expenses (approximately $11 million), which were partially offset by higher volume (approximately $26 million) and favorable foreign currency developments (approximately $7 million). Tobacco International's operating company contribution of $326 million in the first six months of 1995 decreased 7% from the first six months of 1994 level of $352 million due to higher administrative costs (approximately $23 million) and higher promotional and selling expenses (approximately $9 million) which were partially offset by higher pricing (approximately $11 million). The decline in operating income for both the second quarter of 1995 and the first six months of 1995 reflected the lower Tobacco International operating company contribution.

FOOD

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company, the Specialty Products Company, the LifeSavers Company, the Planters Company, the Food Service Company and the Fleischmann's Company (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International," and together with Nabisco Ltd, the "International Food Group").

    Nabisco Holdings reported net sales of $2.06 billion in the second quarter of 1995, an increase of 9% from the second quarter of 1994 level of $1.89 billion, and $3.90 billion in the first six months of 1995, an increase of 8% from the first six months of 1994 level of $3.60 billion, with the Domestic Food Group up 5% and 3%, respectively, and the International Food Group up 20% and 25%, respectively. The Domestic Food Group second quarter net sales increase was primarily attributable to volume gains at the Nabisco Biscuit Company (approximately $54 million), reflecting the successful introduction of breakfast snacks and new SnackWell's products, and volume gains for the Fleischmann's, Food Service and Specialty Products Companies (approximately $28 million). The Domestic Food Group net sales increase for the first six months was primarily attributable to volume gains at the Nabisco Biscuit Company (approximately $100 million), reflecting the success of new product introductions and product line extensions, and volume gains at the Food Service and LifeSavers Companies (approximately $17 million), offset in part by sales decreases at the Fleischmann's, Planters and Specialty Products Companies (approximately $21 million). The International Food Group second quarter net sales increase was primarily the result of improved results in Brazil (approximately $52 million) due to the continuation of the country's second half 1994 economic recovery and volume growth in the Brazilian biscuit business, together with improvements in Canada, Iberia and Argentina (approximately $27 million). The International Food Group net sales increase for the first six months was primarily the result of improved results in Brazil (approximately $100 million), the favorable impact of the April 1994 acquisition of Establecimiento Modelo Terrabusi S.A. ("Terrabusi") (approximately $62 million) and the favorable performance from the Iberian and Canadian businesses (approximately $27 million) which were partially offset by lower net sales in Mexico (approximately $21 million) due to the devaluation of the peso.

    Nabisco Holdings' operating company contribution was $287 million in the second quarter of 1995, an increase of $16 million from the second quarter 1994 level of $271 million, and $532 million in the first six months of 1995, an increase of 9% from the first six months of 1994 level of $490 million, with the International Food Group up 39% and 38%, respectively, and the Domestic Food Group at the same profit level as last year's second quarter and up 3% for the comparable six month period. The operating company contribution for the Domestic Food Group during the second quarter of 1995 was flat compared with the corresponding period of the prior year as the impact of higher net sales (approximately $25 million) was offset by higher consumer marketing, selling and distribution expenses at Nabisco Biscuit Company to support business building initiatives. The Domestic Food Group's increase in operating company contribution for the first six months of 1995 was primarily due to savings generated from productivity programs (approximately $65 million) which was offset in part by higher consumer marketing, selling and distribution expenses at Nabisco Biscuit Company (approximately $50 million). The International Food Group's increase in operating company contribution for the second quarter 1995 was primarily due to the profit impact of the increased sales in Brazil, Iberia, Argentina and Canada (approximately $15 million) and improved results in Mexico due to restructuring and productivity programs (approximately $4 million). The International Food Group's increase in operating company contribution for the first six months of 1995 was primarily due to the profit impact of increased sales in Brazil, Iberia and Canada (approximately $19 million) and the impact of the Terrabusi acquisition (approximately $10 million).

    Nabisco Holdings' operating income was $231 million in the second quarter of 1995, an increase of 7% from the second quarter 1994 level of $215 million, and $419 million in the first six months of 1995, an increase of 11% from the first six months of 1994 level of $379 million, as a result of the increases in operating company contribution discussed above.

Interest and Debt Expense

    Consolidated interest and debt expense amounted to $222 million in the second quarter of 1995 and $442 million in the first six months of 1995, a decrease of 25% for both the second quarter and first six months of 1995 compared to the corresponding 1994 periods, primarily as a result of refinancings that were completed during 1994 and lower debt levels from the application of proceeds from the issuance of preferred stock during 1994 and the issuance of Nabisco Holdings Class A Common Stock during the first quarter of 1995, offset in part by the impact of higher market interest rates.

Other Income (Expense), Net

    Consolidated other income (expense), net for the second quarter of 1995 includes a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations. See Note 1 to the Consolidated Condensed Financial Statements.

Net Income

    RJRN Holdings reported net income of $153 million in the second quarter of 1995 and $351 million in the first six months of 1995, an increase of $107 million for the second quarter of 1995 and an increase of $110 million for the first six months of 1995 compared to the corresponding 1994 periods. Such increases primarily reflect lower interest expense and the absence in 1995 of any reported losses on early extinguishments of debt that more than offset the fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations and lower operating income.

Restructuring and Realignment Reserve Balances

    As of June 30, 1995, the balance of the 1993 restructuring and 1994 headquarters realignment reserves aggregated $207 million, a decrease of $84 million from the corresponding balance of $291 million at December 31, 1994. The amount of after tax cash savings for the six months ended June 30, 1995 was approximately $110 million. Management expects future annual after tax cash savings to be in the range of approximately $215 million to $240 million.

Liquidity and Financial Condition

    Net cash flows from operating activities for the first six months of 1995 were $389 million, a decrease of $252 million from the first six months of 1994 level of $641 million. The decrease in net cash flows from operating activities reflects lower income before extraordinary item, accounts payable and accrued liabilities and higher receivable levels and income taxes paid.

    The components of net cash flows from operating activities are as follows:

                                                                                 SIX MONTHS
                                                                                   ENDED
                                                                                  JUNE 30,
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN MILLIONS)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................................   $  351    $  241
  Adjustments to reconcile net income to cash flows from (used in)
    operating activities:
      Depreciation of property, plant and equipment........................      236       222
      Amortization (principally intangibles)...............................      344       346
      Deferred income tax provision (benefit)..............................      (99)       (3)
      Non-cash interest and debt expense...................................       10       106
      Extraordinary item--loss on early extinguishments of debt before
        income taxes.......................................................     --         223
      Changes in working capital items, net................................     (458)     (393)
      Other, net...........................................................        5      (101)
                                                                              ------    ------
        Total adjustments..................................................       38       400
                                                                              ------    ------
  NET CASH FLOWS FROM OPERATING ACTIVITIES.................................   $  389    $  641
                                                                              ------    ------
                                                                              ------    ------

    Free cash flow, another measure used by management to monitor liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in an outflow of $178 million and an inflow of $240 million for the first six months of 1995 and 1994, respectively. The decrease in free cash flow from 1994 to 1995 primarily reflects higher operating working capital requirements (primarily higher receivable levels, lower accounts payable and accrued liabilities), capital expenditures, tax and dividend payments and payment of fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations.

    The components of free cash flow are as follows:

                                                                                 SIX MONTHS
                                                                                   ENDED
                                                                                  JUNE 30,
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN MILLIONS)
OPERATING INCOME...........................................................   $1,264    $1,307
  Amortization of intangibles..............................................      318       312
                                                                              ------    ------
OPERATING COMPANY CONTRIBUTION.............................................    1,582     1,619
  Depreciation and other amortization......................................      262       256
  Increase in operating working capital....................................     (439)     (299)
  Capital expenditures.....................................................     (294)     (270)
  Change in other assets and liabilities...................................       16       (46)
                                                                              ------    ------
OPERATING CASH FLOW*.......................................................    1,127     1,260
  Taxes paid...............................................................     (371)     (286)
  Interest paid............................................................     (428)     (490)
  Dividends paid...........................................................     (250)     (155)
  Other, net...............................................................     (256)      (89)
                                                                              ------    ------
FREE CASH FLOW.............................................................   $ (178)   $  240
                                                                              ------    ------
                                                                              ------    ------

                                                   (Footnotes on following page)

(Footnotes for preceding page)
------------

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

    At June 30, 1995, RJRN Holdings had an outstanding total debt level (notes payable and long-term debt, including current maturities) and a total capital level (total debt and stockholders' equity) of approximately $10.6 billion and $22.0 billion, respectively, of which total debt was lower by approximately $507 million and total capital was lower by approximately $85 million from the corresponding amounts at December 31, 1994. RJRN Holdings' ratio of total debt to total stockholders' equity was .94-to-1 at June 30, 1995 and 1.0-to-1 at December 31, 1994. RJRN's ratio of total debt to common equity was .89-to-1 at June 30, 1995 and 1.0-to-1 at December 31, 1994. In addition, total current liabilities and long-term debt of RJRN's subsidiaries as of June 30, 1995 was approximately $7.6 billion, exclusive of intercompany indebtedness among such subsidiaries.

    The aggregate amount of consolidated indebtedness subject to fluctuating interest rates approximated $1.8 billion at June 30, 1995. This represents a decrease of $2.5 billion from the year-end 1994 level of $4.3 billion, primarily due to the application of approximately $1.2 billion of the net proceeds from the Nabisco Holdings initial public offering to repay a portion of Nabisco's borrowing under the 1994 Nabisco Credit Agreement and Nabisco's interest rate derivative transactions entered into during the second quarter of 1995.

    RJRN Holdings' effective interest rate on its consolidated long-term debt increased from 7.7% at December 31, 1994 to 7.8% at June 30, 1995, primarily as a result of a lower proportion of consolidated indebtedness subject to fluctuating interest rates. Future effective interest rates may vary as a result of RJRN's ongoing management of interest rate exposure and changing market interest rates as well as refinancing activities and changes in the ratings assigned to RJRN's debt securities by independent rating agencies.

    The 1995 RJRN Credit Agreement is a $2.75 billion three year revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of outstanding borrowings, commercial paper issuances in excess of $750 million and letters of credit issued. RJRN obtained consents under the New RJRN Credit Agreements on August 2, 1995 to clarify certain technical issues concerning the calculation of certain financial ratios. At June 30, 1995, approximately $470 million stated amount of letters of credit and approximately $575 million in borrowings were outstanding under the 1995 RJRN Credit Agreement, and approximately $805 million of commercial paper was outstanding. Accordingly, the amount available under the 1995 RJRN Credit Agreement at June 30, 1995 was approximately $1.65 billion.

    The RJRN Commercial Paper Facility provides a 364 day back-up line of credit to support commercial paper issuances of up to $750 million. Availability is reduced by an amount equal to the aggregate amount of domestic commercial paper outstanding. Because the aggregate amount of domestic commercial paper outstanding at June 30, 1995 exceeded $750 million, no amount was available under this facility at June 30, 1995.

    The 1995 Nabisco Credit Agreement is a five year, $3.5 billion revolving bank credit facility that provides for the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of outstanding borrowings, letters of credit and, under certain circumstances, commercial paper. At June 30, 1995, approximately $1.3 billion in borrowings and no letters of credit and commercial paper were outstanding under the 1995 Nabisco Credit Agreement. Accordingly, the amount available under the 1995 Nabisco Credit Agreement at June 30, 1995 was approximately $2.2 billion.

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock at an initial offering price of $24.50 per share. (See Note 9 to the Consolidated Condensed Financial Statements.) Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its borrowings under the 1994 Nabisco Credit Agreement.

    On April 1, 1995, RJRN Holdings paid an initial quarterly dividend on the Common Stock of $.375 per share. In May 1995, the Board of Directors of RJRN Holdings declared a quarterly dividend on the Common Stock of $.375 per share, which was paid on July 1, 1995 to stockholders of record on June 9, 1995. RJRN Holdings expects to continue to pay a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis. RJRN Holdings believes that neither the restrictions under the New RJRN Credit Agreements described below nor the policies of its Board of Directors described in the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1994, will limit its ability to pay these dividends.

    On April 12, 1995, the stockholders of RJRN Holdings approved a one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000. Accordingly, the rates at which shares of ESOP Convertible Preferred Stock, par value $.01 per share, and Series C Conversion Preferred Stock, par value $.01 per share, convert into shares of Common Stock were proportionately adjusted.

    During the second quarter of 1995, RJRN repaid $300 million aggregate principal amount of its outstanding 9.25% Notes which matured on May 1, 1995 and redeemed $200 million aggregate principal amount of its outstanding 8.875% Notes due 1998 with proceeds from borrowings under the 1991 RJRN Credit Agreement.

    On June 5, 1995, RJRN and Nabisco consummated the Exchange Offers. As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and were held by a non-Nabisco affiliate of RJRN. The New Notes issued by Nabisco in the Exchange Offers have interest rates, principal amounts, maturities and redemption provisions identical to the corresponding Old Notes issued by RJRN. Nabisco subsequently borrowed approximately $2.4 billion under the 1995 Nabisco Credit Agreement to (a) repay or repurchase an additional $2.1 billion of intercompany notes of Nabisco and its subsidiaries; (b) repay approximately $125 million of outstanding borrowings under the 1994 Nabisco Credit Agreement; (c) repay approximately $89 million of an intercompany note from Nabisco to Nabisco Holdings; and (d) pay a $79 million dividend to Nabisco Holdings. Nabisco Holdings used the payments it received to repay the balance of a $168 million intercompany note to RJRN.

    Concurrently with the Exchange Offers, RJRN consummated the Consent Solicitations. The Exchange Offers, the Consent Solicitations and certain related transactions were designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN.

    On June 5, 1995, RJRN applied the approximately $2.3 billion that it received from Nabisco and Nabisco Holdings in repayment of the intercompany notes to repay a portion of its borrowings under the 1991 RJRN Credit Agreement. RJRN used an additional approximately $330 million of borrowings under the 1995 RJRN Credit Agreement to repay the balance of its obligations under the Old RJRN Credit Agreements and to pay certain expenses associated with the Exchange Offers, the Consent Solicitations and related transactions.

    On June 28, 1995 Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005 and $400 million principal amount of 7.55% Debentures Due 2015. The net proceeds from the issuance of such debt securities were used to repay borrowings under the 1995 Nabisco Credit Agreement.

    On June 30, 1995, RJRN filed a registration statement with the Securities and Exchange Commission to register the offering from time to time of its debt securities in one or more series with an aggregate initial public offering price of up to approximately $1.0 billion.

    See Subsequent Events for a discussion of certain additional debt refinancings and repayments.

    On June 30, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and caps covering an aggregate notional principal amount of $100 million all with expiration dates within one year. The estimated fair value of these arrangements as of June 30, 1995 was unfavorable by approximately $2 million, based on calculations from independent third parties for similar arrangements. Nabisco entered into such agreements to effectively fix a portion of its interest rate exposure on its floating rate debt.

    The payment of dividends and the making of distributions by RJRN Holdings to its stockholders are subject to direct and indirect restrictions under certain financing agreements and debt instruments of the Registrants and their subsidiaries. The New RJRN Credit Agreements generally restrict cumulative common and preferred dividends and distributions by RJRN Holdings after April 28, 1995 to $1 billion, plus 50% of cumulative consolidated net income, as defined, after January 1, 1995, plus the net cash proceeds of up to $250 million in any twelve month period from issuances of equity securities. The New RJRN Credit Agreements and certain other financing agreements also limit the ability of RJRN Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, issue certain equity securities and engage in certain mergers or consolidations.

    The 1995 Nabisco Credit Agreement generally restricts cumulative common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to its stockholders, including RJRN, to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit and may only be extended to RJRN's foreign subsidaries. The 1995 Nabisco Credit Agreement also limits the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, engage in certain mergers or consolidations. These restrictions have not had and are not expected to have a material effect on the ability of Nabisco Holdings to pay its anticipated dividends, or on the ability of RJRN to meet its obligations. The Registrants believe that they and their subsidiaries are currently in compliance with all restrictions imposed by the terms of their indebtedness.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

    Capital expenditures were $294 million for the first six months of 1995. The current level of expenditures planned for all of 1995 is expected to be approximately $750 million to $800 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

    The amount of cash outlays incurred during the first six months of 1995 in connection with the restructuring and realignment programs announced in 1993 and 1994 was primarily offset by the after-tax cash savings realized from the restructuring and realignment programs during such period.

Subsequent Events

    The Board of Directors of Nabisco Holdings declared an initial quarterly dividend of $.1375 per share which was paid on July 3, 1995 to stockholders of record on June 15, 1995. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to $.1375 per share or $.55 per share on an annualized basis (approximately $146 million annually in the aggregate). On an annualized basis, RJRN would receive approximately $117 million of the aggregate Nabisco Holdings' dividend.

    On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay a portion of borrowings under the 1995 Nabisco Credit Agreement. On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due March 15, 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued and unpaid interest thereon. The aggregate redemption price and accrued interest on these debentures was approximately $442 million.

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007. The net proceeds from the issuance of these securities were or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire commercial paper and for general corporate purposes.

    RJRN Holdings has filed a registration statement with the Securities and Exchange Commission to exchange preferred securities issued by a newly-formed controlled affiliate for up to 49,000,000 of the Series B Depositary Shares, each representing 1/1000 of a share of its Series B Preferred Stock. The affiliate's principal asset would consist of junior subordinated debentures issued by RJRN Holdings in an amount and with terms sufficient to make payments on the preferred securities. No assurance can be given that this exchange offer will be completed.

    On August 2, 1995, RJRN obtained consents under the New RJRN Credit Agreements to clarify certain technical issues concerning the calculation of certain financial ratios.

    RJRT and Tobacco International are exploring ways to increase efficiency and productivity and to reduce the cost structures of their respective businesses.

                              -------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
TOBACCO-RELATED LITIGATION

    During 1995 through July 25, 1995, 28 new actions have been filed or served against RJRT and/or its affiliates or indemnitees, including 1 action purporting to be a class action, and 15 actions, including two suits containing class action allegations, have been dismissed or otherwise resolved in favor of RJRT and or its affiliates or indemnitees without trial. As of July 25, 1995, 68 active cases were pending against RJRT and/or its affiliates or indemnitees, 66 in the United States, and two in Canada. The United States cases are in 22 states and are distributed as follows: eleven in Louisiana, twelve in Florida, six in Texas, four in each of Kansas and Indiana, three in each of California, Mississippi and Tennessee, two in each of Alabama, Colorado, Minnesota, Pennsylvania and West Virginia and one in each of Illinois, New Jersey, Oklahoma, Massachusetts, Nevada, South Carolina, New Hampshire, New York, Missouri and North Carolina. Of the 66 active cases in the United States, 40 are pending in state court and 25 in federal court.

    Of the 68 active cases pending as of July 25, 1995 (i) six cases purport to be class actions on behalf of many thousands of individuals; purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace, (ii) one case involves plaintiffs purporting to act as private attorneys general to claim that an RJRT advertising campaign constitutes an unfair business practice under state law and (iii) three cases are suits brought by individual states and a fourth by a state and health insurer on various theories to recoup expenses incurred in the treatment of diseases purportedly associated with cigarette smoking and to enjoin certain marketing practices.

    For additional information about tobacco-related litigation and legal proceedings, see Note 8-- Contingencies--Tobacco-Related Litigation of Notes to Consolidated Condensed Financial Statements.
                              -------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.
                              -------------------

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

EPA PROCEEDING

    In April 1995, RJRN Holdings was named a "potentially responsible party" with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) with respect to a "superfund" site at which a former subsidiary of RJRN had operations. The Registrants currently cannot reasonably estimate the investigative or remedial costs, if any, for which they may be liable in connection with this matter.

ITEM 5. OTHER INFORMATION

    On June 29, 1995, H. John Greeniaus, President and Chief Executive Officer of Nabisco Holdings and Nabisco, and James W. Johnston, Chairman of R.J. Reynolds Tobacco Worldwide, each assumed the positions of Vice Chairman of RJRN Holdings and of RJRN and joined the offices of the chairman at each such company. As Vice Chairman, Mr. Greeniaus has parent-company oversight of domestic tobacco operations at RJRT. Mr. Greeniaus also continues his worldwide Nabisco responsibilities as President and Chief Executive Officer of Nabisco Holdings and Nabisco. Mr. Johnston, in addition to his responsibilities as Vice Chairman, is responsible for Tobacco International and is managing public policy initiatives for worldwide tobacco operations in his role as Chairman of R.J. Reynolds Tobacco Worldwide. Andrew J. Schindler, President and Chief Operating Officer of RJRT, has assumed the additional responsibility of Chief Executive Officer of that company and reports to Mr. Greeniaus as Vice Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  3.1   Certificate of Amendment to Amended and Restated Certificate of Incorporation of
        RJR Nabisco Holdings Corp. filed April 12, 1995. (Incorporated by reference to the
        Registrants' report on Form 10-Q for the quarter ended March 31, 1995.)
  3.1(a) Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco
        Holdings Corp. as amended to and including April 12, 1995. (Incorporated by reference to the Registrants' report on Form 10-Q for the quarter ended March 31,
        1995.)
 *4.1   Amended and Restated Indenture between RJR Nabisco, Inc. and Citibank, N.A., dated as of July 24, 1995.
*10.1   Credit Agreement (the "Three Year Credit Agreement") among RJR Nabisco Holdings
        Corp., RJR Nabisco, Inc., Bankers Trust Company, The Chase Manhattan Bank, N.A.,
        Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as Senior Managing Agents
        and various lending institutions, dated as of April 28, 1995.
*10.2   Credit Agreement (the "364 Day Credit Agreement") among RJR Nabisco Holdings
        Corp., RJR Nabisco, Inc., Bankers Trust Company, the Chase Manhattan Bank, N.A.,
        Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as Senior Managing Agents
        and various lending institutions, dated as of April 28, 1995.
 10.3   Credit Agreement among Nabisco Holdings Corp., Nabisco, Inc., Bankers Trust
        Company, The Chase Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and the
        Fuji Bank, Limited as Senior Managing Agents and various lending institutions, dated as of April 28, 1995 (the "Nabisco Credit Agreement") (incorporated by reference to Exhibit 4.3 to Amendment No. 1 filed June 16, 1995 to the
        Registration Statement on Form S-3 of Nabisco, Inc., Registration Statement No.
        33-93214, filed June 7, 1995).
*10.4   First Amendment to Nabisco Credit Agreement, dated as of July 24, 1995.
*10.5   Agreement and Waiver to the Three Year Credit Agreement and the 364 Day Credit
        Agreement, dated as of July 27, 1995.
*11.1   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the three months ended June 30, 1995 and 1994.
*11.2   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the six months ended June 30, 1995 and 1994.
*12.1   RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed
        Charges and Preferred Stock Dividends for the six months ended June 30, 1995.
*12.2   RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the six
        months ended June 30, 1995.
*27.1   RJR Nabisco Holdings Corp. Financial Data Schedule.
*27.2   RJR Nabisco, Inc. Financial Data Schedule

------------

* Filed herewith.

    (b) Reports on Form 8-K

    Report on Form 8-K dated May 22, 1995, of RJR Nabisco, Inc., filing a press release dated May 18, 1995 and an advertisement dated May 19, 1995, each relating to its amended Consent Solicitation.

    Report on Form 8-K dated May 25, 1995, of RJR Nabisco, Inc., filing a press release dated May 24, 1995, relating to its amended consent solicitation.

    Report on Form 8-K dated May 30, 1995, of RJR Nabisco, Inc. filing a press release dated May 26, 1995, relating to the successful completion of the Exchange Offer and Consent Solicitations.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RJR NABISCO HOLDINGS CORP.
                                          RJR NABISCO, INC.

                                                      (Registrants)

Date: August   , 1995                                       /s/ ROBERT S. ROATH
                                               .............................................
                                               Robert S. Roath,
                                               Senior Vice President and
                                               Chief Financial Officer

                                                          /s/ RICHARD G. RUSSELL
                                               .............................................
                                               Richard G. Russell,
                                               Senior Vice President and Controller