Form 10-Q
period 1995-09-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1995-10-31
CIK 847903, 83612

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: SEPTEMBER 30, 1995:

 RJR NABISCO HOLDINGS CORP.: 272,693,625 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                              -------------------

   RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                          ------

PART I--FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Condensed Statements of Income--Three Months Ended
              September 30, 1995 and 1994..............................................        1
            Consolidated Condensed Statements of Income--Nine Months Ended
              September 30, 1995 and 1994..............................................        2
            Consolidated Condensed Statements of Cash Flows--Nine Months Ended
              September 30, 1995 and 1994..............................................        3
            Consolidated Condensed Balance Sheets--September 30, 1995 and
              December 31, 1994........................................................        4
            Notes to Consolidated Condensed Financial Statements.......................     5-14
  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................    15-25

PART II-- OTHER INFORMATION
  Item 1.   Legal Proceedings..........................................................       26
  Item 5.   Other Information..........................................................       26
  Item 6.   Exhibits and Reports on Form 8-K...........................................       27
  Signatures...........................................................................       28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                            THREE MONTHS         THREE MONTHS
                                                                ENDED                ENDED
                                                         SEPTEMBER 30, 1995   SEPTEMBER 30, 1994
                                                         -------------------  -------------------
                                                           RJRN                 RJRN
                                                         HOLDINGS     RJRN    HOLDINGS     RJRN
                                                         --------   --------  --------   --------
NET SALES*............................................   $  4,063   $  4,063  $  3,966   $  3,966
                                                         --------   --------  --------   --------
Costs and expenses (Note 1)*:
  Cost of products sold...............................      1,883      1,883     1,815      1,815
  Selling, advertising, administrative and general
expenses..............................................      1,380      1,380     1,316      1,313
  Amortization of trademarks and goodwill.............        159        159       157        157
                                                         --------   --------  --------   --------
      OPERATING INCOME................................        641        641       678        681
Interest and debt expense (Note 6)....................       (221)      (217)     (240)      (240)
Other income (expense), net (Notes 1 and 6)...........         15         15       (38)       (39)
                                                         --------   --------  --------   --------
      Income before income taxes......................        435        439       400        402
Provision for income taxes............................        190        190       184        185
                                                         --------   --------  --------   --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
        NABISCO.......................................        245        249       216        217
Minority interest in income of Nabisco................         13         13        --         --
                                                         --------   --------  --------   --------
      INCOME BEFORE EXTRAORDINARY ITEM................        232        236       216        217
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes and minority interest
    (Note 4)..........................................        (16)       (16)       --         --
                                                         --------   --------  --------   --------
      NET INCOME......................................        216        220       216        217
Less preferred stock dividends........................         34         --        33         --
                                                         --------   --------  --------   --------
      NET INCOME APPLICABLE TO COMMON STOCK...........   $    182   $    220  $    183   $    217
                                                         --------   --------  --------   --------
                                                         --------   --------  --------   --------
Net income per common and common equivalent share
  (Notes 1 and 2):
  Income before extraordinary item....................   $    .61             $    .56
  Extraordinary item..................................       (.05)                  --
                                                         --------             --------
      NET INCOME......................................   $    .56             $    .56
                                                         --------             --------
                                                         --------             --------
Dividends per share of Series A Preferred Stock.......   $     --             $  0.835
                                                         --------             --------
                                                         --------             --------
Dividends per share of Series C Preferred Stock.......   $  1.503             $  1.503
                                                         --------             --------
                                                         --------             --------
Dividends per share of common stock (Notes 1 and 9)...   $  0.375             $     --
                                                         --------             --------
                                                         --------             --------
Average number of common and common equivalent shares
outstanding (in thousands) (Notes 1 and 2)............    326,529              326,518
                                                         --------             --------
                                                         --------             --------

-------------------

* Excludes excise taxes of $1.010 billion and $931 million for the three months ended September 30, 1995 and 1994, respectively.

           See Notes to Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              NINE MONTHS         NINE MONTHS
                                                                 ENDED               ENDED
                                                           SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
                                                           ------------------  ------------------
                                                             RJRN                RJRN
                                                           HOLDINGS    RJRN    HOLDINGS    RJRN
                                                           --------  --------  --------  --------
NET SALES*..............................................   $ 11,684  $ 11,684  $ 11,322  $ 11,322
                                                           --------  --------  --------  --------
Costs and expenses (Note 1)*:
  Cost of products sold.................................      5,379     5,379     5,079     5,079
  Selling, advertising, administrative and general
    expenses............................................      3,923     3,916     3,789     3,780
  Amortization of trademarks and goodwill...............        477       477       469       469
                                                           --------  --------  --------  --------
      OPERATING INCOME..................................      1,905     1,912     1,985     1,994
Interest and debt expense (Note 6)......................       (663)     (659)     (828)     (828)
Other income (expense), net (Notes 1 and 6).............       (140)     (142)      (81)      (92)
                                                           --------  --------  --------  --------
      Income before income taxes........................      1,102     1,111     1,076     1,074
Provision for income taxes..............................        483       486       474       474
                                                           --------  --------  --------  --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
NABISCO.................................................        619       625       602       600
Minority interest in income of Nabisco..................         36        36        --        --
                                                           --------  --------  --------  --------
      INCOME BEFORE EXTRAORDINARY ITEM..................        583       589       602       600
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes and minority interest (Note
    4)..................................................        (16)      (16)     (145)     (145)
                                                           --------  --------  --------  --------
      NET INCOME........................................        567       573       457       455
Less preferred stock dividends..........................         99        --        98        --
                                                           --------  --------  --------  --------
      NET INCOME APPLICABLE TO COMMON STOCK.............   $    468  $    573  $    359  $    455
                                                           --------  --------  --------  --------
                                                           --------  --------  --------  --------
Net income per common and common equivalent share (Notes
  1 and 2):
  Income before extraordinary item......................   $   1.48            $   1.67
  Extraordinary item....................................       (.05)               (.48)
                                                           --------            --------
      NET INCOME........................................   $   1.43            $   1.19
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series A Preferred Stock.........   $     --            $  2.505
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series C Preferred Stock.........   $  4.509            $  2.438
                                                           --------            --------
                                                           --------            --------
Dividends per share of common stock (Notes 1 and 9).....   $  1.125            $     --
                                                           --------            --------
                                                           --------            --------
Average number of common and common equivalent shares
  outstanding (in thousands) (Notes 1 and 2)............    326,388             301,168
                                                           --------            --------
                                                           --------            --------

-------------------

* Excludes excise taxes of $2.813 billion and $2.670 billion for the nine months ended September 30, 1995 and 1994, respectively.

           See Notes to Consolidated Condensed Financial Statements.



                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                             NINE MONTHS            NINE MONTHS
                                                                 ENDED                  ENDED
                                                           SEPTEMBER 30, 1995     SEPTEMBER 30, 1994
                                                          --------------------   --------------------
                                                            RJRN                   RJRN
                                                          HOLDINGS      RJRN     HOLDINGS      RJRN
                                                          --------     -------   --------     -------
NET CASH FLOWS FROM OPERATING ACTIVITIES................  $    980     $   998   $  1,410     $ 1,533
                                                          --------     -------   --------     -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..................................      (456)       (456)      (441)       (441)
  Divestitures of businesses............................       162         162         --          --
  Acquisitions of businesses............................       (76)        (76)      (418)       (418)
  Net proceeds from issuance of subsidiary common
    stock...............................................     1,201       1,201         --          --
  Other, net............................................        56          56         14          14
                                                          --------     -------   --------     -------
    Net cash flows from (used in) investing
      activities........................................       887         887       (845)       (845)
                                                          --------     -------   --------     -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) under the credit
    agreements..........................................    (3,100)     (3,100)     1,141       1,141
  Net proceeds from issuance (repayments) of commercial
    paper...............................................       764         764       (155)       (155)
  Proceeds from issuance of other long-term debt........     2,327       2,327         15          15
  Repayments of other long-term debt....................    (1,279)     (1,279)    (2,526)     (2,526)
  Financing and advisory fees paid......................       (95)        (95)       (57)         (3)
  Decrease in notes payable.............................      (166)       (166)       (63)        (63)
  Proceeds from issuance of Common Stock................        11          --         29          --
  Proceeds from issuance of Series C Preferred Stock....        --          --      1,734          --
  Issuance of common stock to parent....................        --          --         --       1,680
  ESOP preferred stock retirements......................        (5)         --         --          --
  Dividends paid on Series A Preferred Stock............        --          --       (131)         --
  Dividends paid on Series B Preferred Stock............       (87)         --        (87)         --
  Dividends paid on Series C Preferred Stock............      (120)         --        (45)         --
  Other preferred stock dividends paid..................       (19)         --        (19)         --
  Dividends paid to parent..............................        --         (37)        --         (39)
  Dividends paid on Common Stock........................      (204)         --         --          --
  Dividends paid on Nabisco Holdings common stock.......        (8)         (8)        --          --
  Other, net............................................        41        (351)        34        (297)
                                                          --------     -------   --------     -------
    Net cash flows used in financing activities.........    (1,940)     (1,945)      (130)       (247)
                                                          --------     -------   --------     -------
Effect of exchange rate changes on cash and cash
  equivalents...........................................         4           4         (3)         (3)
                                                          --------     -------   --------     -------
    Net change in cash and cash equivalents.............       (69)        (56)       432         438
Cash and cash equivalents at beginning of period........       423         409        215         205
                                                          --------     -------   --------     -------
Cash and cash equivalents at end of period..............  $    354     $   353   $    647     $   643
                                                          --------     -------   --------     -------
                                                          --------     -------   --------     -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                          SEPTEMBER 30, 1995        DECEMBER 31, 1994
                                                         RJRN                      RJRN
                                                       HOLDINGS       RJRN       HOLDINGS      RJRN
                                                    --------------   -------  --------------  -------
ASSETS
Current assets:
  Cash and cash equivalents........................    $    354      $   353     $    423     $   409
  Accounts and notes receivable, net...............       1,271        1,271          934         934
  Inventories (Note 3).............................       2,495        2,495        2,580       2,580
  Prepaid expenses and excise taxes................         404          404          426         426
                                                        -------      -------      -------     -------
      TOTAL CURRENT ASSETS.........................       4,524        4,523        4,363       4,349
                                                        -------      -------      -------     -------
Property, plant and equipment--at cost.............       8,106        8,106        7,767       7,767
Less accumulated depreciation......................      (2,618)      (2,618)      (2,333)     (2,333)
                                                        -------      -------      -------     -------
  Net property, plant and equipment................       5,488        5,488        5,434       5,434
                                                        -------      -------      -------     -------
Trademarks, net....................................       8,259        8,259        8,506       8,506
Goodwill, net......................................      12,457       12,457       12,681      12,681
Other assets and deferred charges..................         405          404          424         423
                                                        -------      -------      -------     -------
                                                       $ 31,133      $31,131     $ 31,408     $31,393
                                                        -------      -------      -------     -------
                                                        -------      -------      -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................    $    137      $   137     $    296     $   296
  Accounts payable.................................         472          472          548         548
  Accrued liabilities..............................       2,380        2,222        2,532       2,488
  Current maturities of long-term debt (Note 6)....         166          166        1,970       1,970
  Income taxes accrued.............................         360          360          248         248
                                                        -------      -------      -------     -------
      TOTAL CURRENT LIABILITIES....................       3,515        3,357        5,594       5,550
                                                        -------      -------      -------     -------
Long-term debt (less current maturities) (Note
  6)...............................................       9,524        9,524        8,883       8,883
Other noncurrent liabilities.......................       3,034        2,522        2,235       1,836
Deferred income taxes..............................       3,683        3,613        3,788       3,714
Commitments and contingencies (Note 8)
RJRN Holdings' obligated mandatorily redeemable
preferred securities of subsidiary trust (Note
  6)*..............................................         954        --         --            --
Stockholders' equity (Note 9):.....................
  ESOP convertible preferred stock (15,082,650
    shares issued and outstanding at September 30,
      1995)........................................         241        --             245       --
  Series B preferred stock (12,044 shares issued
    and outstanding at September 30, 1995).........         301        --           1,250       --
  Series C convertible preferred stock (26,675,000
    shares issued and outstanding at September 30,
      1995)........................................           3        --               3       --
  Common stock (272,693,625 shares issued and
    outstanding at September 30, 1995).............           3        --               3       --
  Paid-in capital..................................      10,213       11,958       10,157      11,558
  Retained earnings (accumulated deficit)..........     --               327         (364)         16
  Receivable from ESOP.............................        (150)       --            (186)      --
  Other stockholders' equity.......................        (188)        (170)        (200)       (164)
                                                        -------      -------      -------     -------
      TOTAL STOCKHOLDERS' EQUITY...................      10,423       12,115       10,908      11,410
                                                        -------      -------      -------     -------
                                                       $ 31,133      $31,131     $ 31,408     $31,393
                                                        -------      -------      -------     -------
                                                        -------      -------      -------     -------

------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of RJRN Holdings. Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the preferred securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of $978 million and an annual interest rate of 10%.

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

NOTE 3--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                1995             1994
                                                            -------------    ------------
Finished products........................................      $   786          $  771
Leaf tobacco.............................................        1,115           1,299
Raw materials............................................          245             206
Other....................................................          349             304
                                                            -------------    ------------
                                                               $ 2,495          $2,580
                                                            -------------    ------------
                                                            -------------    ------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--EXTRAORDINARY ITEM

    The early extinguishments of debt resulted in the following extraordinary losses:

                                                       THREE MONTHS          NINE MONTHS
                                                                 ENDED                ENDED
                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                           -----------------    -----------------
                                                            1995       1994      1995       1994
                                                           ------     ------    ------     ------
Cash paid in excess of net carrying amount (book value)
  of debt extinguished..................................   $   21     $ --      $   21     $  206
Write-off of debt issuance costs........................        8       --           8         17
                                                           ------     ------    ------     ------
Extraordinary item--loss on early extinguishments of
  debt before income taxes..............................       29       --          29        223
Benefit for income taxes................................      (10)      --         (10)       (78)
                                                           ------     ------    ------     ------
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes, before minority interest...       19       --          19        145
Minority interest.......................................       (3)      --          (3)      --
                                                           ------     ------    ------     ------
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes and minority interest.......   $   16     $ --      $   16     $  145
                                                           ------     ------    ------     ------
                                                           ------     ------    ------     ------

NOTE 5--RESTRUCTURING AND REALIGNMENT RESERVE BALANCES

     At September 30, 1995, the balance of prior restructuring and headquarters realignment reserves aggregated $143 million, a decrease of $148 million from the corresponding balance of $291 million at December 31, 1994. The majority of the September 30, 1995 balance of severance pay and benefits reserves.


NOTE 6--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE

    Long-term debt consisted of the following:

                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                          1995             1994
                                                                      -------------    ------------
8.625% debentures with annual sinking fund payments................      $    32          $1,034
5.09-9.25% notes and debentures....................................        7,181           5,132
5.375-10% foreign currency debt....................................          549             500
1991 RJRN Credit Agreement.........................................       --               1,750
1994 Nabisco Credit Agreement......................................       --               1,350
1995 RJRN Credit Agreement.........................................       --              --
1995 Nabisco Credit Agreement......................................       --              --
RJRN commercial paper..............................................          286             864
Nabisco commercial paper...........................................        1,348          --
Other indebtedness.................................................          294             223
Less current maturities............................................         (166)         (1,970)
                                                                      -------------    ------------
                                                                         $ 9,524          $8,883
                                                                      -------------    ------------
                                                                      -------------    ------------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

    Consolidated interest and debt expense for RJRN Holdings consisted of the following:

                                                                  THREE MONTHS      NINE MONTHS
                                                                      ENDED            ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                  -------------    -------------
                                                                  1995     1994    1995     1994
                                                                  ----     ----    ----     ----
Cash interest..................................................   $216     $233    $648     $715
Non-cash interest and debt expense.............................      5        7      15      113
                                                                  ----     ----    ----     ----
                                                                  $221     $240    $663     $828
                                                                  ----     ----    ----     ----
                                                                  ----     ----    ----     ----

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

    On April 28, 1995, the Registrants entered into (a) a new $2.75 billion three year revolving credit agreement with various financial institutions (as amended, the "1995 RJRN Credit Agreement") and (b) a new $750 million 364 day credit agreement to support RJRN commercial paper (as amended, the "RJRN Commercial Paper Facility," and together with the 1995 RJRN Credit Agreement, the "New RJRN Credit Agreements"). Among other things, the New RJRN Credit Agreements were designed to remove restrictions on the ability of Nabisco Holdings and its subsidiaries to incur or prepay debt and to allow RJRN to reduce the aggregate amount of commitments under its banking facilities from $6 billion to $3.5 billion by replacing its $5.0 billion revolving credit facility dated December 1, 1991 (as amended, the "1991 RJRN Credit Agreement") and its $1.0 billion commercial paper facility dated as of April 5, 1993 (as amended and together with the 1991 RJRN Credit Agreement, the "Old RJRN Credit Agreements").

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement with various financial institutions (as amended, the "1995 Nabisco Credit Agreement") to replace the 1994 Nabisco Credit Agreement. Among other things, the 1995 Nabisco Credit Agreement was designed to permit Nabisco to prepay intercompany debt and incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion and to extend its term from 364 days to five years.

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

    On June 28, 1995, Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005 and $400 million principal amount of 7.55% Debentures Due 2015. The net proceeds from the issuance of such debt securities were used to repay a portion of the borrowings under the 1995 Nabisco Credit Agreement.

    On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay borrowings under the 1995 Nabisco Credit Agreement. On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued interest. The aggregate redemption price and accrued interest on these debentures was approximately $442 million.

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007 under a $1.0 billion debt shelf registration statement. Accordingly, $350 million of debt securities remains unissued under the shelf as of September 30, 1995. The net proceeds from the issuance of these securities have been or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire RJRN commercial paper and for general corporate purposes.

    On September 21, 1995, RJRN Holdings issued $978,248,969 aggregate principal amount of its 10% Junior Subordinated Debentures due 2044 (the "Junior Subordinated Debentures") to a newly formed controlled affiliate, RJR Nabisco Holdings Capital Trust I (the "Trust"). The Trust, in turn, exchanged $948,901,500 principal amount of its preferred securities, representing undivided interests in 97% of the assets of the Trust (the "Preferred Securities"), for 37,956,060 Series B Depositary Shares (the "Series B Depositary Shares") representing 37,956.06 of the 50,000 outstanding shares of RJRN Holdings' Series B Cumulative Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") (approximately 76%). RJRN Holdings retired these shares, leaving 12,043.94 shares outstanding. The transaction included a charge of approximately $5 million to RJRN Holdings' paid in capital as the fair value of the Preferred Securities issued exceeded the book carrying value of the retired Series B Preferred Stock.

    Based on RJRN's and Nabisco's intention and ability to continue to refinance, for more than one year, the amount of their respective commercial paper borrowings in the commercial paper market or with additional borrowings under their respective credit agreements, domestic commercial paper borrowings have been included under "Long-term debt".

    At September 30, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and expiration dates occurring within nine months. Nabisco entered into such agreements to effectively fix a portion of its interest rate exposure on its floating rate debt on a one for one basis.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 7--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding non-cash components of certain debt and equity transactions that occurred during 1995, see Note 6 to the Consolidated Condensed Financial Statements.

NOTE 8--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. A total of 54 such actions in the United States and one against RJRT's Canadian subsidiary were pending on December 31, 1994. As of October 11, 1995, 89 active cases were pending against RJRT and/or its affiliates or indemnitees, 87 in the United States and two in Canada. Four of the 87 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically below, purport to be class actions on behalf of many thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include: preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act"), of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., et al., which award was overturned on appeal and the case was subsequently dismissed.

    On June 24, 1992, the United States Supreme Court in Cipollone held that claims that tobacco companies failed adequately to warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.

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

    In March 1994, Lacey v. Lorillard Tobacco Company, Inc., et al., a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, et al., was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against manufacturers of tobacco products, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products and who allegedly have suffered death or disease as a result of use of the product. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants have appealed that ruling to the Florida Third District Court of Appeal where oral argument was heard on September 27, 1995.

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

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, Le Tourneau, et al. v. Imperial Tobacco Company, Ltd., et al., seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty, and conspiracy. The relief sought consists of damages of one million dollars for each of the four named plaintiffs, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. On June 2, 1995, the plaintiffs, on consent, were granted leave to file an amended statement of claim to remove Le Tourneau as a representative plaintiff and add two additional representative plaintiffs. The case has been recaptioned as Caputo et al. v. Imperial Tobacco Limited, et al.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, et al., the California Supreme Court ruled that the plaintiffs' claim that an RJRT advertising campaign constitutes an unfair business practice under the California Business and Professions Code was not preempted by the Cigarette Act. The suit is similar to one recently dismissed in Washington, except that the plaintiffs here are acting as private attorneys general rather than on behalf of a purported class. This opinion allows plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. In September 1994, the defendants filed a Petition for Certiorari to the United States Supreme Court, which was denied in December 1994. The case has been remanded to the trial court.

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

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota on behalf of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, et al., alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. Motions by the defendants to dismiss all claims of Blue Cross/Blue Shield and certain substantive claims of the State of Minnesota, and by plaintiffs to strike certain of the defendants' defenses, were denied on May 19, 1995. An intermediate appeal court declined to hear the defendants' appeal from the ruling denying the motion to dismiss all claims of Blue Cross/Blue Shield

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)

on the ground that it lacks standing to bring the action, but the Minnesota Supreme Court has agreed to do so and, although no hearing date has been set, briefing is in progress.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, et al., is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts. On October 20, 1995, at a hearing on the defendants' joint motion to prohibit prosecution of the action due to plaintiff's unlawful retention of counsel under a contingent fee arrangement, in a ruling from the bench, the contingent fee agreement between the West Virginia Attorney General and private attorneys preparing the case was held to be void on the grounds that the Attorney General has no constitutional, legislative, or statutory authority for entering into such an agreement. An order incorporating this ruling has not yet been entered.

    On February 21, 1995, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to prevent the defendants from engaging in consumer fraud and to require that defendants: disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. On defendants' motion, the case was stayed until July 7, 1995 and that stay has been extended pending appeals by the plaintiffs and the defendants in connection with the constitutional challenge to the Florida statute discussed below.

    The suit by the state of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets and National Association of Convenience Stores in June 1994 and on June 26, 1995 the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the Act unconstitutional. Both plaintiffs and defendants have filed notices of appeal from this decision which the Florida Supreme Court has accepted for a direct appeal. Oral argument is scheduled for November 6, 1995.

    The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which, on June 15, 1995, was vetoed by the Governor. The Florida House and Senate have indicated that they are considering action to override that veto. Similar legislation, without Florida's elimination

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--CONTINGENCIES--(CONTINUED)

of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under statutes, if enacted, or the outcome of any such lawsuits, if filed.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT is unable to predict the outcome of this investigation.

    RJRT received a civil investigative demand, dated January 11, 1994, from the U.S. Department of Justice requesting broad documentary information from RJRT. Although the request appears to focus on tobacco industry activities in connection with product development efforts, it also requests general information concerning contacts with competitors. RJRT is unable to predict the outcome of this investigation.
                              -------------------

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

NOTE 9--STOCKHOLDERS' EQUITY

    Retained earnings (accumulated deficit) at September 30, 1995 includes non-cash expenses related to accumulated trademark and goodwill amortization of approximately $4.1 billion.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 9--STOCKHOLDERS' EQUITY--(CONTINUED)

    The completion on January 26, 1995 of Nabisco Holdings' initial public offering of 51,750,000 shares of its Class A Common Stock and the corresponding reduction in RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5% resulted in an adjustment of approximately $401 million to the carrying amount of RJRN's investment in Nabisco Holdings. Such adjustment was reflected as additional paid-in capital by RJRN and RJRN Holdings.

    On April 1, July 1 and October 1, 1995, RJRN Holdings paid a quarterly dividend on the Common Stock of $.375 per share. RJRN Holdings expects to continue to pay a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis.

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

    On July 1 and October 1, 1995, Nabisco Holdings paid a quarterly dividend on its common stock of $.1375 per share. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to $.1375 per share or $.55 per share on an annualized basis (approximately $146 million). RJRN would receive approximately $117 million of the annualized Nabisco Holdings dividend.

    See Note 6 to the Consolidated Condensed Financial Statements for a discussion of a preferred stock exchange completed on September 21, 1995.

NOTE 10--SUBSEQUENT EVENTS

    On October 13, 1995, RJRN Holdings announced a plan to restructure its domestic and international tobacco operations. The major components of the restructuring program are a consolidation of the international tobacco headquarters and two regional offices, currently based in Winston-Salem, North Carolina and Geneva, Switzerland, into Geneva, Switzerland and a workforce reduction at the domestic tobacco operations in Winston-Salem, North Carolina. The costs and expenses associated with this plan are expected to result in an approximate aggregate pre-tax charge of $240 million, a significant portion of which will be a cash expense. Anticipated annual cash savings from the plan are estimated to be in excess of approximately $230 million (approximately $150 million after-tax).

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

  Results of Operations

    Summarized financial data for RJRN Holdings is as follows:

                                              THREE MONTHS                      NINE MONTHS
                                                  ENDED                            ENDED
                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                      -----------------------------    ------------------------------
                                       1995      1994      % CHANGE     1995       1994      % CHANGE
                                      ------    -------    --------    -------    -------    --------
(DOLLARS IN MILLIONS)
NET SALES:
  RJRT.............................   $1,156    $ 1,179        (2)%    $ 3,355    $ 3,495        (4)%
  Tobacco International............      863        836         3        2,385      2,275         5
                                      ------    -------                -------    -------
  Total Tobacco....................    2,019      2,015        --        5,740      5,770        (1)
                                      ------    -------                -------    -------
  Domestic Food Group..............    1,474      1,409         5        4,340      4,180         4
  International Food Group.........      570        542         5        1,604      1,372        17
                                      ------    -------                -------    -------
  Total Food.......................    2,044      1,951         5        5,944      5,552         7
                                      ------    -------                -------    -------
                                      $4,063    $ 3,966         2      $11,684    $11,322         3
                                      ------    -------                -------    -------
                                      ------    -------                -------    -------
OPERATING COMPANY CONTRIBUTION*:
  RJRT.............................   $  366    $   375        (2)%    $ 1,122    $ 1,156        (3)%
  Tobacco International............      197        205        (4)         523        557        (6)
                                      ------    -------                -------    -------
  Total Tobacco....................      563        580        (3)       1,645      1,713        (4)
                                      ------    -------                -------    -------
  Domestic Food Group..............      199        222       (10)         630        639        (1)
  International Food Group.........       54         52         4          155        125        24
                                      ------    -------                -------    -------
  Total Food.......................      253        274        (8)         785        764         3
                                      ------    -------                -------    -------
  Corporate........................      (16)       (19)       16          (48)       (23)     (109)
                                      ------    -------                -------    -------
                                      $  800    $   835        (4)     $ 2,382    $ 2,454        (3)
                                      ------    -------                -------    -------
                                      ------    -------                -------    -------
OPERATING INCOME:
  RJRT.............................   $  274    $   284        (4)%    $   847    $   883        (4)%
  Tobacco International............      187        195        (4)         491        528        (7)
                                      ------    -------                -------    -------
  Total Tobacco....................      461        479        (4)       1,338      1,411        (5)
                                      ------    -------                -------    -------
  Domestic Food Group..............      148        172       (14)         477        486        (2)
  International Food Group.........       48         46         4          138        111        24
                                      ------    -------                -------    -------
  Total Food.......................      196        218       (10)         615        597         3
                                      ------    -------                -------    -------
  Corporate........................      (16)       (19)       16          (48)       (23)     (109)
                                      ------    -------                -------    -------
                                      $  641    $   678        (5)     $ 1,905    $ 1,985        (4)
                                      ------    -------                -------    -------
                                      ------    -------                -------    -------

------------

* Operating income before amortization of trademarks and goodwill.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds Tobacco International, Inc. ("Tobacco International").

    The worldwide tobacco business reported net sales of $2.02 billion in the third quarter of 1995, approximately the same level as in the third quarter of 1994, and $5.74 billion in the first nine months of

1995, a decline of 1% from the first nine months of 1994 level of $5.77 billion. The third quarter comparison consisted of a higher proportion of domestic full price sales, higher selling prices worldwide and favorable foreign currency developments during 1995 that were offset by overall worldwide volume losses during 1995. The net sales decline in the first nine months of 1995 resulted primarily from the impact of overall worldwide volume losses that more than offset a higher proportion of domestic full price sales, higher selling prices worldwide, favorable international product mix and favorable foreign currency developments. Overall worldwide tobacco volume for the third quarter of 1995 decreased 6% while overall worldwide tobacco volume for the first nine months decreased 4% from the corresponding periods of the prior year. Operating company contribution for the worldwide tobacco business of $563 million in the third quarter of 1995 declined 3% from the third quarter of 1994 level of $580 million and operating company contribution for the worldwide tobacco business of $1.65 billion in the first nine months of 1995 declined 4% from the first nine months of 1994 level of $1.71 billion, reflecting lower operating company contributions in both the domestic and international businesses. Operating income for the worldwide tobacco business in the third quarter of 1995 of $461 million declined 4% from the third quarter of 1994 level of $479 million, and operating income for the worldwide tobacco business in the first nine months of 1995 of $1.34 billion declined 5% from the first nine months of 1994 level of $1.41 billion, reflecting the lower operating company contributions.

    Net sales for RJRT amounted to $1.16 billion in the third quarter of 1995, a decrease of 2% from the third quarter of 1994 level of $1.18 billion, and $3.36 billion in the first nine months of 1995, a decline of 4% from the first nine months of 1994 level of $3.50 billion. The decrease in net sales in the third quarter of 1995 resulted primarily from overall volume losses of less than 1% in the full price segment (approximately $50 million) and volume losses of 15% in the savings segment (approximately $22 million), partially offset by a higher proportion of full price sales (approximately $14 million) and higher selling prices in the full price and savings segments (approximately $30 million). The decline in net sales in the first nine months of 1995 resulted primarily from overall volume losses of 3% in the full price segment (approximately $174 million) and volume losses of 14% in the savings segment (approximately $75 million), partially offset by a higher proportion of full price sales (approximately $48 million) and higher selling prices in both the full price and savings segments (approximately $47 million). Although RJRT had a slight overall volume loss in the full price segment during the third quarter of 1995, its share of segment remained essentially the same as in the prior year as the industry full price volume also declined by less than 1%. RJRT's volume declined in the full price segment during the first nine months of 1995 despite an industry average increase of approximately 1% due to the pattern of wholesale purchases and the erosion of market share of certain brands during the first six months of 1995. The 15% and 14% volume losses in the savings segment during the third quarter of 1995 and the first nine months of 1995, respectively, exceeded industry averages, reflecting an erosion of market share of certain brands in the segment due to RJRT's decision to be more selective in its participation in that segment. RJRT's full price volume as a percentage of total volume amounted to 63% in the third quarter of 1995 and 62% in the first nine months of 1995 versus 70% and 70%, respectively, for the domestic cigarette market. Comparable figures for RJRT for the prior year were 59% in the third quarter of 1994 and 59% in the first nine months of 1994 versus 68% and 67%, respectively, for the domestic cigarette market. Overall RJRT tobacco volume declined 7% in both the third quarter and the first nine months of 1995 compared to the corresponding periods of the prior year.

    RJRT's operating company contribution was $366 million in the third quarter of 1995, a 2% decline from the third quarter of 1994 level of $375 million, as higher pricing (approximately $30 million), the higher proportion of full price sales (approximately $13 million), lower manufacturing costs (approximately $9 million) and reduced administrative expenses (approximately $19 million) were more than offset by the impact of an increase in marketing expenses (approximately $24 million) and overall lower volume (approximately $58 million). RJRT's operating company contribution was $1.12 billion in the first nine months of 1995, a 3% decline from the first nine months of 1994 level of $1.16 billion, as lower manufacturing costs (approximately $64 million), the higher proportion of full price sales (approximately $44 million), reduced merchandising (approximately $12 million), lower administrative expenses (approximately $14 million) and higher selling prices (approximately $47 million) were more than offset by the decline in overall volume (approximately $206 million) and an increase in marketing expenses (approximately $49 million). RJRT's operating income was $274 million in the third quarter of 1995, a decline of 4% from $284 million in the third quarter of 1994, and $847 million in the first nine months of 1995, a decline of 4% from the first nine months of 1994 level of $883 million. The decline in operating income for both the third quarter of 1995 and the first nine months of 1995 reflected the lower RJRT operating company contribution.

    During the third quarter and first nine months of 1995, the pricing stability that began in the fourth quarter of 1993 continued. In addition, profit margins during each of the first three quarters of 1995 showed a slight improvement compared to the fourth quarter of 1994. In May 1995, RJRT announced increases in the list price of all of its brands by 3 cents per pack. RJRT's major U.S. competitors thereafter announced similar price increases. RJRT is unable to predict the impact of this price increase or whether the resulting profit margins and pricing are sustainable.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has asserted that it has no jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard and RJRT and other members of the U.S. cigarette industry were asked to provide voluntarily certain documents and other information to Congress and the FDA. In August 1995, the Commissioner of the FDA issued a notice and solicitation of comments on the FDA's assertion that nicotine in cigarettes is a drug and that cigarettes are drug delivery devices subject to regulation under the Food, Drug and Cosmetic Act. The FDA also proposed regulations restricting the sale, advertising and distribution of cigarettes to children and adolescents. The comment period for each of these FDA proposals is scheduled to close on January 2, 1996. In August 1995, RJRT and several other manufacturers of cigarettes as well as an advertising agency filed suit in the United States District Court for the Middle District of North Carolina against the FDA and its Commissioner seeking a declaratory judgment that the FDA has no jurisdiction over cigarettes and blocking FDA rulemaking or enforcement proceedings relating to the manufacture, labeling or marketing of cigarettes. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. A motion for summary judgment, filed by the plaintiff cigarette manufacturers and a motion to dismiss filed by the FDA are pending. It is not possible to predict what actions, if any, will result from the Congressional deliberations or the FDA proposals and related litigation, and the effect thereof, if any, on RJRT or the cigarette industry generally.

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

    Tobacco International recorded net sales of $863 million in the third quarter of 1995, an increase of 3% from the third quarter of 1994 level of $836 million, and $2.39 billion in the first nine months of 1995, an increase of 5% from the first nine months of 1994 level of $2.28 billion. The increase in net sales for the third quarter of 1995 resulted primarily from favorable foreign currency developments (approximately $38 million) and higher pricing (approximately $25 million), offset in part by the impact of overall volume losses (approximately $33 million). The increase in net sales for the first nine months of 1995 primarily resulted from favorable foreign currency developments (approximately $104 million), higher pricing (approximately $32 million) and favorable product mix (approximately $23 million), offset in part by overall volume losses (approximately $49 million). Tobacco International's operating company contribution of $197 million in the third quarter of 1995 decreased 4% from the third quarter of 1994 level of $205 million due to lower overall volume (approximately $17 million), higher promotional and selling expenses (approximately $15 million), higher manufacturing costs (approximately $10 million) and higher administrative costs (approximately $8 million), which were partially offset by higher pricing (approximately $25 million), favorable product mix (approximately $4 million) and favorable currency developments (approximately $3 million). Tobacco International's operating company contribution of $523 million in the first nine months of 1995 decreased 6% from the first nine months of 1994 level of $557 million due to lower overall volume (approximately $32 million), higher administrative costs (approximately $32 million), higher promotional and selling expenses (approximately $23 million) and higher manufacturing costs (approximately $8 million), which were partially offset by higher pricing (approximately $32 million) and favorable product mix (approximately $19 million). The decline in operating income for both the third quarter of 1995 and the first nine months of 1995 reflected the lower Tobacco International operating company contribution.

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

    Nabisco Holdings increased net sales by 5% to $2.04 billion in the third quarter of 1995 from $1.95 billion in the third quarter of 1994, and by 7% to $5.94 billion in the first nine months of 1995 from $5.55 billion in the first nine months of 1994, with the Domestic Food Group up 5% and 4%, respectively, and the International Food Group up 5% and 17%, respectively. The Domestic Food Group third quarter net sales increase was primarily attributable to volume gains at the Nabisco Biscuit Company (approximately $64 million), reflecting the introduction of breakfast snacks and new SnackWell's products, and volume gains for Fleischmann's and Food Service Companies (approximately $25 million) which were offset in part by lower volumes at Planters, Specialty Products and LifeSavers Companies (approximately $24 million). The Domestic Food Group net sales increase for the first nine months was primarily attributable to volume gains at the Nabisco Biscuit Company (approximately $164 million), reflecting new product introductions and product line extensions, together with volume gains at the Food Service Company (approximately $24 million), which were offset in part by volume declines at the Planters Company (approximately $22 million). The International Food Group third quarter net sales increase was primarily the result of increased net sales of biscuit and grocery products in Canada, volume improvements in biscuits and dry desserts in Spain, the continued improvement of economic conditions in Brazil and increases in biscuit volume in Colombia. The International Food
Group net sales increase for the first nine months was primarily the result of improved results in Brazil (approximately $100 million) due in part to the continuation of the country's economic recovery, the favorable impact of the 1994 acquisition of Establecimiento Modelo Terrabusi S.A. ("Terrabusi") (approximately $64 million) and favorable performance from businesses in Iberia, Canada and Venezuela (approximately $62 million) which were partially offset by a decrease in net sales in Mexico (approximately $24 million) due to the devaluation of the peso.

    Nabisco Holdings' operating company contribution decreased $21 million to $253 million in the third quarter of 1995 from $274 million in the third quarter of 1994. For the nine month period, operating company contribution rose 3% to $785 million in 1995 from $764 million in 1994, with the International Food Group up 4% and 24%, respectively, and the Domestic Food Group down 10% and 1%, respectively, for the third quarter and nine month periods. The third quarter and nine month 1995 periods include a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain in the Domestic Food Group) and New York Style Bagel Chip ($7 million loss in the International Food Group) product lines. Excluding this net gain, Nabisco Holdings' operating company contribution was $242 million in the third quarter of 1995, a decrease of $32 million from the third quarter of 1994, and $774 million in the first nine months of 1995, an increase of 1% from the first nine months of 1994, with the International Food Group up 17% and 30%, respectively, and the Domestic Food Group down 18% and 4%, respectively. The operating company contribution for the Domestic Food Group during the third quarter of 1995 was lower due to significantly reduced profit at the Planters Company caused by severe competition and increased marketing expenses and higher marketing, selling and distribution expenses at Nabisco Biscuit Company to support business building initiatives and respond to competitive pressures. The Domestic Food Group's operating company contribution decrease for the first nine months of 1995 reflects the competitive environment in the biscuit and nut businesses. The International Food Group's increase in operating company contribution for the third quarter of 1995 was primarily due to the profit impact of increased sales in Brazil, Iberia, Canada and Colombia (approximately $4 million). The International Food Group's increase in operating company contribution for the first nine months of 1995 was primarily due to the profit impact of increased sales in Brazil (approximately $14 million) and Iberia (approximately $7 million) and the impact of the Terrabusi acquisition (approximately $8 million).

    Nabisco Holdings' operating income declined 10% to $196 million in the third quarter of 1995. For the nine month period, operating income increased 3% to $615 million in 1995 from $597 million in 1994. The changes in operating income were a result of the changes in operating company contribution discussed above.

    On September 29, 1995, Nabisco acquired the assets of Avare, a Brazilian milk products company, for $22 million including the assumption of $5 million in liabilities.

Interest and Debt Expense

    Consolidated interest and debt expense amounted to $221 million in the third quarter of 1995 and $663 million in the first nine months of 1995, a decrease of 8% and 20%, respectively, from the corresponding periods in 1994, primarily as a result of refinancings that were completed during 1994 and lower debt levels from the application of proceeds from the issuance of preferred stock during 1994 and the issuance of Nabisco Holdings Class A Common Stock during the first quarter of 1995. These factors more than offset the impact of higher market interest rates.

Other Income (Expense), Net

    Consolidated other income (expense), net for the nine months of 1995 includes a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations. See Note 1 to the Consolidated Condensed Financial Statements. Consolidated other income (expense), net for the nine months of 1995 also includes higher interest income related to the realization of interest on prior tax claims.

Net Income

    RJRN Holdings reported net income of $216 million in the third quarter of 1995, the same amount as in the third quarter of 1994, and $567 million in the first nine months of 1995, $110 million higher than the $457 million reported in the first nine months of 1994. The flat result for the third quarter of 1995 compared with the third quarter of 1994 reflects lower interest and debt expense and higher other income (expense), net during 1995 which more than offset the decrease in operating income, the minority interest in income of Nabisco and the extraordinary loss on early extinguishments of debt during 1995. The increase in net income for the nine months of 1995 primarily reflects lower interest and debt expense and the higher loss on early extinguishments of debt in 1994 compared with 1995 which more than offset the impact of the fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations, lower operating income and the minority interest in income of Nabisco during 1995.

Restructuring and Realignment Reserve Balances

    As of September 30, 1995, the balance of prior restructuring and headquarters realignment reserves aggregated $143 million, a decrease of $148 million from the corresponding balance of $291 million at December 31, 1994. The amount of after tax cash savings for the nine months ended September 30, 1995 was approximately $153 million. Management expects future annual after tax cash savings from the 1993 restructuring and the 1994 headquarters realignment to be in the range of approximately $215 million to $240 million.

Liquidity and Financial Condition

    Net cash flows from operating activities for the first nine months of 1995 were $980 million, a decrease of $430 million from the first nine months of 1994 level of $1.41 billion. The decrease in net cash flows from operating activities reflects lower income before extraordinary item, higher working capital requirements (primarily lower accounts payable, lower accrued liabilities, higher receivable levels and higher income taxes paid) and the impact of lower non-cash interest and debt expense.

    The components of net cash flows from operating activities are as follows:

                                                                                NINE MONTHS
                                                                                   ENDED
                                                                               SEPTEMBER 30,
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN MILLIONS)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income...............................................................   $  567    $  457
  Adjustments to reconcile net income to cash flows from (used in)
    operating activities:
      Depreciation of property, plant and equipment........................      360       332
      Amortization (principally intangibles)...............................      516       521
      Deferred income tax benefit..........................................     (143)      (53)
      Non-cash interest and debt expense...................................       15       113
      Extraordinary item--loss on early extinguishments of debt before
        income taxes.......................................................       29       223
      Changes in working capital items, net................................     (369)     (127)
      Other, net...........................................................        5       (56)
                                                                              ------    ------
        Total adjustments..................................................      413       953
                                                                              ------    ------
NET CASH FLOWS FROM OPERATING ACTIVITIES...................................   $  980    $1,410
                                                                              ------    ------
                                                                              ------    ------

    Free cash flow, another measure used by management to evaluate liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in inflows of $84 million and $735 million for the first nine months of 1995 and 1994, respectively. The decrease in free cash flow from 1994 to 1995 primarily reflects lower operating company contribution, higher operating working capital requirements (primarily higher receivable levels, lower accounts payable and lower accrued liabilities), higher capital expenditures, higher tax and dividend payments and the payment of fees and expenses for the Exchange Offers and the Consent Solicitations.

    The components of free cash flow are as follows:

                                                                                NINE MONTHS
                                                                                   ENDED
                                                                               SEPTEMBER 30,
                                                                              ----------------
                                                                               1995      1994
                                                                              ------    ------
                                                                               (IN MILLIONS)
OPERATING INCOME...........................................................   $1,905    $1,985
  Amortization of intangibles..............................................      477       469
                                                                              ------    ------
OPERATING COMPANY CONTRIBUTION.............................................    2,382     2,454
  Depreciation and other amortization......................................      399       383
  Increase in operating working capital....................................     (486)     (227)
  Capital expenditures.....................................................     (456)     (441)
  Change in other assets and liabilities...................................      (38)       21
                                                                              ------    ------
OPERATING CASH FLOW*.......................................................    1,801     2,190
  Taxes paid...............................................................     (428)     (372)
  Interest paid............................................................     (591)     (704)
  Dividends paid...........................................................     (438)     (282)
  Other, net...............................................................     (260)      (97)
                                                                              ------    ------
FREE CASH FLOW.............................................................   $   84    $  735
                                                                              ------    ------
                                                                              ------    ------

------------

* Operating cash flow, which is used internally to evaluate business performance, includes, in addition to net cash flows from (used in) operating activities as recorded in the Consolidated Condensed Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes paid and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

    At September 30, 1995, RJRN Holdings' total debt level (notes payable and long-term debt, including current maturities) and total capital (total debt, redeemable preferred securities and stockholders' equity) were approximately $9.8 billion and $21.2 billion, respectively, of which total debt and total capital were approximately $1.3 billion and $853 million lower, respectively, than the corresponding amounts at December 31, 1994. Approximately $5.1 billion of the total debt was owed by RJRN and approximately $4.7 billion was owed by its subsidiaries. RJRN Holdings' ratio of total debt to total stockholders' equity was .94-to-1 at September 30, 1995 and 1.0-to-1 at December 31, 1994. RJRN's ratio of total debt to common equity was .81-to-1 at September 30, 1995 and 1.0-to-1 at December 31, 1994.

    The aggregate amount of consolidated indebtedness subject to floating interest rates approximated $736 million at September 30, 1995. This represents a decrease of $3.6 billion compared with the year-end 1994 level of $4.3 billion and is primarily due to the application of approximately $1.2 billion of the net proceeds from the Nabisco Holdings initial public offering to repay a portion of Nabisco's borrowing under the 1994 Nabisco Credit Agreement, Nabisco's interest rate derivative transactions entered into during the second quarter of 1995 and the issuance of $1.6 billion of fixed rate debt by Nabisco and $650 million of fixed rate debt by RJRN in June and July, 1995 to refinance bank and commercial paper borrowings.

    RJRN Holdings' effective interest rate on its consolidated long-term debt increased from 7.7% at December 31, 1994 to 8.0% at September 30, 1995, primarily due to a lower proportion of consolidated indebtedness subject to floating interest rates and higher market interest rates. Future effective interest rates may vary as a result of RJRN's and Nabisco's ongoing management of interest rate exposure, changing market interest rates, refinancing activities and changes in the ratings assigned to RJRN's and Nabisco's debt securities by independent rating agencies.

    Currently, RJRN and its subsidiaries have three principal committed credit facilities. The 1995 RJRN Credit Agreement is a $2.75 billion three year revolving bank credit facility that provides for the issuance of up to $800 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the 1995 RJRN Credit Agreement and by the amount of outstanding RJRN commercial paper in excess of $750 million. At September 30, 1995, approximately $501 million stated amount of letters of credit were issued and no borrowings were outstanding under the 1995 RJRN Credit Agreement and approximately $286 million in RJRN commercial paper was outstanding. Accordingly, the amount available under the 1995 RJRN Credit Agreement at September 30, 1995 was approximately $2.25 billion.

    The RJRN Commercial Paper Facility provides a 364 day back-up line of credit to support RJRN commercial paper issuances of up to $750 million. Availability is reduced by an amount equal to the aggregate amount of outstanding RJRN commercial paper. At September 30, 1995, approximately $286 million of RJRN commercial paper was outstanding, leaving approximately $464 million available under the facility to support the issuance of additional RJRN commercial paper.

    The 1995 Nabisco Credit Agreement is a five year, $3.5 billion revolving bank credit facility that provides for the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the 1995 Nabisco Credit Agreement and by the aggregate amount of outstanding Nabisco commercial paper. At September 30, 1995, there were no borrowings outstanding or letters of credit issued under the 1995 Nabisco Credit Agreement and approximately $1.3 billion in Nabisco commercial paper was outstanding. Accordingly, the amount available under the 1995 Nabisco Credit Agreement at September 30, 1995 was approximately $2.2 billion.

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

    On April 1, July 1 and October 1 1995, RJRN Holdings paid a quarterly dividend on the Common Stock of $.375 per share. RJRN Holdings expects to continue to pay a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis. RJRN Holdings believes that its ability to pay these dividends will not be limited by the restrictions under the New RJRN Credit Agreements and the 1995 Nabisco Credit Agreement described below, or by the policies of its Board of Directors described in the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

    On June 28, 1995 Nabisco issued $400 million principal amount of 6.70% Notes Due 2002, $400 million principal amount of 6.85% Notes Due 2005 and $400 million principal amount of 7.55% Debentures Due 2015. The net proceeds from the issuance of such debt securities were used to repay a portion of the borrowings under the 1995 Nabisco Credit Agreement.

    On July 1 and October 1, 1995, Nabisco Holdings paid a quarterly dividend on its common stock of $.1375 per share. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to $.1375 per share or $.55 per share on an annualized basis (approximately $146 million). RJRN would receive approximately $117 million of the annualized Nabisco Holdings dividend.

    On July 14, 1995, Nabisco issued $400 million principal amount of 7.05% Notes Due 2007. The net proceeds from the issuance of such debt securities were used to repay borrowings under the 1995 Nabisco Credit Agreement. On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued interest. The aggregate redemption price and accrued interest on these debentures was approximately $442 million.

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007 under a $1.0 billion debt shelf registration statement. Accordingly, $350 million of debt securities remains unissued under the shelf as of September 30, 1995. The net proceeds from the issuance of these securities have been or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire RJRN commercial paper and for general corporate purposes.

    On September 21, 1995, RJRN Holdings issued $978,248,969 aggregate principal amount of its Junior Subordinated Debentures to the Trust. The Trust, in turn, exchanged $948,901,500 principal amount of its Preferred Securities for 37,956,060 Series B Depositary Shares representing 37,956.06 of the 50,000 outstanding shares of Series B Preferred Stock (approximately 76%). RJRN Holdings retired these shares, leaving 12,043.94 shares outstanding. The transaction included a charge of approximately $5 million to RJRN Holdings' paid in capital as the fair value of the Preferred Securities issued exceeded the book carrying value of the retired Series B Preferred Stock.

    At September 30, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and expiration dates occurring within nine months. Nabisco entered into such agreements to effectively fix a portion of its interest rate exposure on its floating rate debt on a one for one basis.

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

    RJRN Holdings obtained a consent on August 2, 1995 and an amendment dated September 12, 1995 to the New RJRN Credit Agreements. The consent clarified certain technical issues concerning the calculation of financial ratios. The amendment was designed to provide RJRN Holdings with additional flexibility under these ratios in response to competitive conditions in the cigarette industry and to accommodate RJRT's plans to streamline its operations and Tobacco International's plans to consolidate its headquarter operations in Geneva, Switzerland. The Registrants believe that they and their subsidiaries are currently in compliance with all restrictions imposed by the terms of their indebtedness.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

    Capital expenditures were $456 million for the first nine months of 1995. The current level of expenditures planned for all of 1995 is expected to be approximately $750 million to $800 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of the Registrants' businesses.

    The amount of cash outlays during the first nine months of 1995 for the restructuring and realignment programs announced in 1993 and 1994 was primarily offset by the after-tax cash savings realized from the restructuring and realignment programs during the same period.

Subsequent Events

    On October 13, 1995, RJRN Holdings announced a plan to restructure its domestic and international tobacco operations. The major components of the restructuring program are a consolidation of the international tobacco headquarters and two regional offices, currently based in Winston-Salem, North Carolina and Geneva, Switzerland, into Geneva, Switzerland and a workforce reduction at the domestic tobacco operations in Winston-Salem, North Carolina. The costs and expenses associated with this plan are expected to result in an approximate aggregate pre-tax charge of $240 million, a significant portion of which will be a cash expense. Anticipated annual cash savings from the plan are estimated to be in excess of approximately $230 million (approximately $150 million after-tax).

    On October 10, 1995, Nabisco purchased certain trademark and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business. On October 16, 1995, Nabisco purchased certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and pasta and pizza sauces. On October 25, 1995, Nabisco purchased a 50% interest in Royal Beech-Nut (pty) Ltd., a South African subsidiary of Del Monte Royal Foods Ltd. Royal Beech-Nut brands include Beechies, Life Savers candy and Royal dessert mixes. The total cost of these acquisitions approximated $220 million, subject to post-closing adjustments.

                              -------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

    During 1995 through October 11, 1995, 52 new actions have been filed or served against RJRT and/or its affiliates or indemnitees, including one action purporting to be a class action, and 18 actions, including two suits containing class action allegations, have been dismissed or otherwise resolved in favor of RJRT and or its affiliates or indemnitees without trial. As of October 11, 1995, 89 active cases were pending against RJRT and/or its affiliates or indemnitees, 87 in the United States, and two in Canada. The United States cases are in 22 states and are distributed as follows: thirty-five in Florida, eleven in Louisiana, five in Texas, four in each of Kansas, Tennessee and Indiana, three in each of California and Mississippi, two in each of Alabama, Colorado, Minnesota, and Pennsylvania and one in each of New Jersey, Massachusetts, Nevada, South Carolina, Rhode Island, New Hampshire, New York, Missouri, West Virginia and North Carolina. Of the 87 active cases in the United States, 61 are pending in state court and 26 in federal court.

    Of the 89 active cases pending as of October 11, 1995 (i) six cases purport to be class actions on behalf of many thousands of individuals; purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace, (ii) one case involves plaintiffs purporting to act as private attorneys general to claim that an RJRT advertising campaign constitutes an unfair business practice under state law and (iii) three cases are suits brought by individual states and a fourth by a state and health insurer on various theories to recoup expenses incurred in the treatment of diseases purportedly associated with cigarette smoking and to enjoin certain marketing practices.

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

ITEM 5. OTHER INFORMATION

    On October 11, 1995, the Board of RJRN Holdings elected Steven F. Goldstone, the Registrants' General Counsel, to the office of President. Mr. Goldstone has resigned as a partner in the law firm of Davis Polk & Wardwell. He joins Messrs. Harper, Greeniaus and Johnston in the Office of the Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 *3.1 Amended and Restated By-laws of RJR Nabisco Holdings Corp., as amended effective August 21, 1995.
 *3.2 Amended and Restated By-laws of RJR Nabisco, Inc., as amended effective August 8, 1995.
*10.1 First Amendment, dated as of September 12, 1995, to the Credit Agreement among RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Bankers Trust Company, The Chase Manhattan Bank, N.A.,
        Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as
        Senior Managing Agents and various lending institutions, dated as of April 28, 1995.
*10.2   Exchange and Indemnification Agreement among Nabisco, Inc.,
        Nabisco Holdings Corp., and RJR Nabisco, Inc. dated as of
        April 26, 1995
 10.3 Form of Indenture, (the "Indenture") between RJR Nabisco Holdings Corp. and The Bank of New York. (Incorporated by reference to
        Exhibit 4.1 to the Registration Statement on Form S-4 of RJR
        Nabisco Holdings Corp. and RJR Nabisco Holdings Capital Trust I, Registration Nos. 33-60415 and 33-60415-01, filed June 20, 1995
        (the "S-4 Registration Statement").)
 10.4   Form of First Supplemental Indenture to Indenture. (Incorporated
        by reference to Exhibit 4.2 to the S-4 Registration Statement.)
 10.5 Form of Amended and Restated Declaration of Trust of RJR Nabisco Holdings Capital Trust I, (Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.)
 10.6 Form of Preferred Security of RJR Nabisco Holdings Capital Trust I (included in Exhibit 10.5 above).
 10.7   Form of Junior Subordinated Debenture (included in Exhibit 10.3 above).
 10.8 Form of Guarantee Agreement with respect to Preferred Securities between RJR Nabisco Holdings Corp. and The Bank of New York as the Guarantee Trustee. (Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.)
*10.9   Form of Amendment by and among RJR Nabisco, Inc., Nabisco, Inc.
        and the executive named therein to Employment Agreement dated October 31, 1988 by and between RJR Nabisco, Inc. and the executive.
*10.10 Form of Employment Agreement by and between Nabisco, Inc. and the executive named therein.
*11.1   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for
        the three months ended September 30, 1995 and 1994.
*11.2   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for
        the nine months ended September 30, 1995 and 1994.
*12.1 RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the nine months ended September 30, 1995.
*12.2 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995.
*27.1   RJR Nabisco Holdings Corp. Financial Data Schedule.
*27.2   RJR Nabisco, Inc. Financial Data Schedule

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

                                          RJR NABISCO HOLDINGS CORP.
                                          RJR NABISCO, INC.

                                                      (Registrants)




Date: October 31, 1995                      /s/ ROBERT S. ROATH
                                 .............................................
                                  Robert S. Roath,
                                  Senior Vice President and
                                  Chief Financial Officer


                                            /s/ RICHARD G. RUSSELL
                                 .............................................
                                  Richard G. Russell,
                                  Senior Vice President and Controller

                            EXHIBIT INDEX

 *3.1 Amended and Restated By-laws of RJR Nabisco Holdings Corp., as amended effective August 21, 1995.
 *3.2 Amended and Restated By-laws of RJR Nabisco, Inc., as amended effective August 8, 1995.
*10.1 First Amendment, dated as of September 12, 1995, to the Credit Agreement among RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Bankers Trust Company, The Chase Manhattan Bank, N.A.,
        Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as
        Senior Managing Agents and various lending institutions, dated as of April 28, 1995.
*10.2   Exchange and Indemnification Agreement among Nabisco, Inc.,
        Nabisco Holdings Corp., and RJR Nabisco, Inc. dated as of
        April 26, 1995
 10.3 Form of Indenture, (the "Indenture") between RJR Nabisco Holdings Corp. and The Bank of New York. (Incorporated by reference to
        Exhibit 4.1 to the Registration Statement on Form S-4 of RJR
        Nabisco Holdings Corp. and RJR Nabisco Holdings Capital Trust I, Registration Nos. 33-60415 and 33-60415-01, filed June 20, 1995
        (the "S-4 Registration Statement").)
 10.4   Form of First Supplemental Indenture to Indenture. (Incorporated
        by reference to Exhibit 4.2 to the S-4 Registration Statement.)
 10.5 Form of Amended and Restated Declaration of Trust of RJR Nabisco Holdings Capital Trust I, (Incorporated by reference to Exhibit 4.5 to the S-4 Registration Statement.)
 10.6 Form of Preferred Security of RJR Nabisco Holdings Capital Trust I (included in Exhibit 10.5 above).
 10.7   Form of Junior Subordinated Debenture (included in Exhibit 10.3 above).
 10.8 Form of Guarantee Agreement with respect to Preferred Securities between RJR Nabisco Holdings Corp. and The Bank of New York as the Guarantee Trustee. (Incorporated by reference to Exhibit 4.8 to the S-4 Registration Statement.)
*10.9   Form of Amendment by and among RJR Nabisco, Inc., Nabisco, Inc.
        and the executive named therein to Employment Agreement dated October 31, 1988 by and between RJR Nabisco, Inc. and the executive.
*10.10 Form of Employment Agreement by and between Nabisco, Inc. and the executive named therein.
*11.1   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for
        the three months ended September 30, 1995 and 1994.
*11.2   RJR Nabisco Holdings Corp. Computation of Earnings Per Share for
        the nine months ended September 30, 1995 and 1994.
*12.1 RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends for the nine months ended September 30, 1995.
*12.2 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1995.
*27.1   RJR Nabisco Holdings Corp. Financial Data Schedule.
*27.2   RJR Nabisco, Inc. Financial Data Schedule

------------
* Filed herewith.