Form 10-K
period 1995-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1996-02-22
CIK 847903, 83612

[DRAFT FEBRUARY 20, 1996]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
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


                                        NAME OF EACH
                                        EXCHANGE ON
         TITLE OF EACH CLASS          WHICH REGISTERED
------------------------------------------------------

RJR NABISCO HOLDINGS CORP.
 Common Stock, par value $.01 per
 share                                    New York
 Series B Depositary Shares               New York
 Series C Depositary Shares               New York
RJR NABISCO, INC.
 8.30% Senior Notes due April 15, 1999     New York
 8% Notes due January 15, 2000            New York
 8% Notes Due 2001                        New York
 8 5/8% Notes due 2002                    New York
 7 5/8% Notes due September 15, 2003      New York
 8.75% Senior Notes due April 15, 2004     New York
 8 3/4% Notes due 2005                    New York
 8 3/4% Notes due 2007                    New York
 9 1/4% Debentures due 2013               New York

SUBSIDIARIES OF THE REGISTRANTS
RJR NABISCO HOLDINGS CAPITAL TRUST I
 10% Trust Originated Preferred
  Securities                              New York

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

   THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF RJR NABISCO HOLDINGS CORP. ON JANUARY 31, 1996 WAS APPROXIMATELY $8.9 BILLION. CERTAIN DIRECTORS OF RJR NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF RJR NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JANUARY 31, 1996:

RJR NABISCO HOLDINGS CORP.: 272,973,182 SHARES OF COMMON STOCK, PAR VALUE, $.01
    PER SHARE RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR
                         VALUE $1,000 PER SHARE

                              -------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF RJR NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1996 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                            PAGE
                                                                                            ----
PART I
Item 1.      Business....................................................................     1
                 (a) General Development of Business.....................................     1
                 (b) Financial Information about Industry Segments.......................     2
                 (c) Narrative Description of Business...................................     3
                       Tobacco...........................................................     3
                       Food..............................................................    13
                       Other Matters.....................................................    18
                 (d) Financial Information about Foreign and Domestic Operations
                       and Export Sales..................................................    18
Item 2.      Properties..................................................................    18
Item 3.      Legal Proceedings...........................................................    18
Item 4.      Submission of Matters to a Vote of Security Holders.........................    19
             Executive Officers of the Registrants.......................................    20

PART II
Item 5.      Market for Registrants' Common Equity and Related Stockholder Matters.......    23
Item 6.      Selected Financial Data.....................................................    24
Item 7.      Management's Discussion and Analysis of Financial Condition and                 26
               Results of Operations.....................................................
Item 8.      Financial Statements and Supplementary Data.................................    41
Item 9.      Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure......................................................    41

PART III
Item 10.     Directors and Executive Officers of the Registrants.........................    42
Item 11.     Executive Compensation......................................................    42
Item 12.     Security Ownership of Certain Beneficial Owners and Management..............    42
Item 13.     Certain Relationships and Related Transactions..............................    42

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............    43

                                     PART I

ITEM 1. BUSINESS

  (a) General Development of Business

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("RJRN Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN") (collectively the "Registrants"), comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by Nabisco Holdings Corp. ("Nabisco Holdings") through its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. Outside the United States, the tobacco operations are conducted by R. J. Reynolds Tobacco International, Inc. and beginning on January 1, 1996, R.J. Reynolds International (collectively "Reynolds International"), and the food operations are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd (formerly Nabisco Brands Ltd). RJRT's and Reynolds International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America, certain European countries and certain other international markets. For financial information with respect to RJRN's industry segments, lines of business and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 to the consolidated financial statements, and the related notes thereto, of RJRN Holdings and RJRN as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 (the "Consolidated Financial Statements").

    RJRN Holdings was organized as a Delaware corporation in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), a Delaware limited partnership, to effect the acquisition of RJRN, which was completed on April 28, 1989 (the "Acquisition"). As a result of the Acquisition, RJRN became an indirect, wholly owned subsidiary of RJRN Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly owned subsidiary of RJRN Holdings. The business of RJRN Holdings is conducted through RJRN.

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

    In recent years subsidiaries of RJRN Holdings and RJRN have completed a number of acquisitions and have divested certain businesses. In 1995, these acquisitions included (i) certain trademark and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business; (ii) certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and pasta and pizza sauces; (iii) a 50% interest in Royal Beech-Nut (pty) Ltd., a South African subsidiary of Del Monte Royal Foods, Ltd;
(iv) the assets of Avare and Gumz, two Brazilian milk product companies; (v) O.y. P.c. Rettig Ab, Finland's second largest tobacco company and (vi) a significant interest and management control of the Tanzania Tobacco Company. The 1995 divestitures included (i) the sale of the Ortega Mexican Food business and (ii) the sale of New York Style Bagel Chip business.

    In 1994, acquisitions included (i) the KNOX gelatin brand; (ii) an approximately 99% interest in Establecimiento Modelo Terrabusi S.A., Argentina's second largest biscuit and pasta maker; (iii) a 76% interest in the Yelets tobacco processing plant in Russia; (iv) a controlling interest in a cigarette manufacturer in the Krasnodar region of southern Russia; and (v) a 90% interest in Shimkent Confectionery Enterprises and a site for a new cigarette factory in Kazakhstan.

    RJRN will continue to assess its businesses to evaluate their consistency with strategic objectives. Although RJRN may acquire and/or divest additional businesses in the future, no other decisions have been made with respect to any such acquisitions or divestitures. RJRN Holdings' and RJRN's credit agreement, dated as of April 28, 1995, as amended (the "1995 RJRN Credit Agreement"), and credit agreement, dated as of April 28, 1995, as amended (the "RJRN Commercial Paper Facility" and, together with the 1995 RJRN Credit Agreement, the "New
RJRN Credit Agreements"), prohibit the sale of all or any substantial portion of certain assets of RJRN Holdings or its subsidiaries.

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock at an initial offering price of $24.50 per share. Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its initial borrowing under its credit agreement, dated as of December 6, 1994 (the "1994 Nabisco Credit Agreement"). RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. In connection with the offering, RJRN Holdings, RJRN and Nabisco Holdings entered into agreements to exchange certain services, to establish tax sharing arrangements and to provide RJRN with certain preemptive and registration rights with respect to Nabisco Holdings and Nabisco securities.

    In 1995, RJRN and Nabisco engaged in a series of related transactions that were designed, among other things, to enable Nabisco to obtain long term debt financing independent of RJRN and to repay its intercompany debt to RJRN. Specifically, on April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement with various financial institutions (as amended, the "1995 Nabisco Credit Agreement") to replace the 1994 Nabisco Credit Agreement. Among other things, the 1995 Nabisco Credit Agreement was designed to permit Nabisco to prepay intercompany debt and incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion and to extend its term from 364 days to five years. On June 5, 1995, RJRN and Nabisco consummated offers to exchange approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "New Notes") of Nabisco for the same amount of notes and debentures (the "Old Notes") issued by RJRN (the "Exchange Offers"). As part of the transaction, RJRN returned to Nabisco approximately $1.8 billion of intercompany notes that had been issued by Nabisco and were held by a non-Nabisco affiliate of RJRN. The New Notes issued by Nabisco in the Exchange Offers have interest rates, principal amounts, maturities and redemption provisions identical to the corresponding Old Notes issued by RJRN. Nabisco subsequently borrowed approximately $2.4 billion under the 1995 Nabisco Credit Agreement to (a) repay or repurchase an additional $2.1 billion of intercompany notes of Nabisco and its subsidiaries; (b) repay approximately $125 million of outstanding borrowings under the 1994 Nabisco Credit Agreement; (c) repay approximately $89 million of an intercompany note from Nabisco to Nabisco Holdings; and (d) pay a $79 million dividend to Nabisco Holdings. Nabisco Holdings used the payments it received to repay the balance of a $168 million intercompany note to RJRN. Concurrently with the Exchange Offers, RJRN also obtained consents to certain indenture modifications from holders of the Old Notes and holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations").

    During 1994, the percentage voting power of RJRN Holdings held by partnerships affiliated with KKR (the "KKR Partnerships") decreased substantially and in 1995 the KKR Partnerships divested their remaining interests in RJRN Holdings voting securities primarily in connection with the acquisition of Borden, Inc. by certain of the KKR Partnerships.

  (b) Financial Information about Industry Segments

    During 1995, 1994 and 1993, RJRN's industry segments were tobacco and food.

    For information relating to industry segments for the years ended December 31, 1995, 1994 and 1993, see Note 16 to the Consolidated Financial Statements.

  (c) Narrative Description of Business

                                    TOBACCO

    The tobacco line of business is conducted by RJRT and Reynolds International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world. In 1995, approximately 58% of total tobacco segment net sales (after deducting excise taxes) and approximately 69% of total tobacco segment operating income (before amortization of trademarks and goodwill) were attributable to domestic tobacco operations.

DOMESTIC TOBACCO OPERATIONS

    The domestic tobacco business is conducted by RJRT which is the second largest cigarette manufacturer in the United States. RJRT's largest selling cigarette brands in the United States include WINSTON, DORAL, CAMEL, SALEM, MONARCH and VANTAGE. RJRT's other cigarette brands, including MORE, NOW, BEST VALUE, STERLING, MAGNA and CENTURY, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1995 of 27%, a decrease of approximately 1 share point from 1994. During 1995, RJRT and the largest domestic cigarette manufacturer, Philip Morris Incorporated, together sold, on a shipment basis, approximately 72% of all cigarettes sold in the United States.

    In November 1994, RJRT confirmed press reports that it was developing ECLIPSE, a cigarette that primarily heats rather than burns tobacco and thereby substantially reduces second-hand smoke. The cigarette remains under development and RJRT continues to assess a possible market introduction of an ECLIPSE cigarette.

    A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands by building brand loyalty among current adult smokers and attracting adult smokers of competitive brands. In 1995, these efforts included the continuation and refinement of conversion, continuity and relationship-building programs such as the CAMEL Genuine Taste Mission, the expanded regional introduction of the SALEM Preferred line extension and the introduction of a line of cigarette brands from a new operating unit, Moonlight Tobacco. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly it offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE, intended to appeal to more cost-conscious adult smokers. For a discussion on competition in the tobacco business, see "Business--Tobacco-- Competition" in this Item 1.

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

    RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 13% of RJRT's sales, no RJRT customers accounted for more than 10% of sales for 1995. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

    RJRT's products are sold to adult smokers primarily through retail outlets. RJRT employs a decentralized marketing strategy that permits its sales force to be flexible in responding to local market dynamics by designing individual in-store programs to fit varying consumption patterns. RJRT uses print media, billboards, point-of-sale displays and other methods of advertising. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States.

INTERNATIONAL TOBACCO OPERATIONS

    Reynolds International operates in over 170 markets around the world. Although overall foreign cigarette sales (excluding China, in which production data indicates an approximate 2% per annum growth rate) have increased at a rate of only 1% per annum in recent years, Reynolds International believes that the American Blend segment, in which Reynolds International primarily competes, is growing significantly faster. Although Reynolds International is the second largest of two international cigarette producers that have significant positions in the American Blend segment, its share of sales in this segment is approximately one-third of the share of Philip Morris International Inc., the largest American Blend producer.

    Reynolds International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia and Canada. Reynolds International is aggressively pursuing development opportunities throughout the world.

    Reynolds International markets nearly 100 brands of which WINSTON, CAMEL and SALEM, all American Blend cigarettes, are its international leaders. WINSTON, Reynolds International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 140 markets worldwide and is Reynolds International's second largest selling international brand. SALEM is the world's largest selling menthol cigarette and is particularly strong in Far East markets. Reynolds International also markets a number of local brands in various foreign markets. None of Reynolds International's customers accounted for more than 10% of sales in 1995.

    More than 20% of Reynolds International's 1995 volume was U.S.-made product, with the remainder manufactured outside the U.S. Reynolds International brands are manufactured in owned or joint-venture facilities in 19 locations outside the United States, and through licensing agreements in about 20 other countries. Reynolds International owned or joint-venture manufacturing locations include Canada, the Canary Islands, China, the Czech Republic, Finland, Germany, Hong Kong, Hungary, Indonesia, Kazakhstan, Malaysia, Poland, Portugal, Romania, Russia, Switzerland, Tanzania, Turkey, Ukraine and Vietnam.

    Certain of Reynolds International's foreign operations are subject to local regulations that set import quotas, restrict financing flexibility, affect repatriation of earnings or assets and limit advertising. In recent years, certain trade barriers for cigarettes, particularly in Asia and Eastern Europe, have been liberalized. This may provide opportunities for all international cigarette manufacturers, including Reynolds International, to expand operations in such markets; however, there can be no assurance that the liberalizing trends will be maintained or extended or that Reynolds International will be successful in pursuing such opportunities.

RAW MATERIALS

    In its domestic production of cigarettes, RJRT primarily uses domestic burley and flue cured leaf tobaccos purchased at domestic auction. RJRT also purchases oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. Reynolds International uses a variety of tobacco leaf from both United States and international sources. RJRT and Reynolds International believe there is a sufficient supply of tobacco in the worldwide tobacco market to satisfy their current production requirements.

    Tobacco leaf is an agricultural commodity subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. In addition, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which assesses financial penalties against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace this domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995. Compliance with domestic content restrictions increased raw material costs slightly in 1994 but these costs were down slightly in 1995 during the period when the domestic content requirement was not applicable.

COMPETITION

    Generally, the markets in which RJRT and Reynolds International conduct their businesses are highly competitive, with a number of large participants. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. For most of RJRT's and Reynolds International's brands, substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new brand. Anti-smoking groups have undertaken activities designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products.

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

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

    The advertising, sale and use of cigarettes has been under attack by government and health officials in the United States and in other countries for many years, principally due to claims that cigarette smoking is harmful to health. This attack has resulted in: a number of substantial restrictions on the marketing, advertising and use of cigarettes; diminishing social acceptability of smoking; and activities by anti-smoking groups designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, this has had and will likely continue to have an adverse effect on cigarette sales.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes was last increased in January 1993 to its current rate of 24 cents per pack. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents to a high of 81.5 cents per pack of cigarettes. Increases in these state excise taxes could also have an adverse effect on cigarette sales. In 1994, five states enacted excise tax increases ranging from 7.5 cents to 50 cents per pack. In 1995, the cigarette excise tax in four states was increased by amounts which ranged from 5 cents to 24 cents per pack. In one state, a temporary 10 cent tax, scheduled to expire in 1995, was extended through 1997.

    In January 1993, the U.S. Environmental Protection Agency (the "EPA") released a report on the respiratory effects of environmental tobacco smoke ("ETS") which concludes that ETS is a known human lung carcinogen in adults and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. RJRT has joined other parties from the tobacco and distribution industries in a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that, given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard, and RJRT and other members of the United States cigarette industry were asked to provide voluntarily certain documents and other information to Congress. In August 1995, the Commissioner of the FDA, with the support of the Clinton Administration, announced that he was asserting jurisdiction over cigarettes and certain other tobacco products and issued a notice and request for comments on proposed regulations. The proposed regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's proposed rule would also limit advertising in print and on billboards to black and white text, impose new labeling language, and require cigarette manufacturers to fund a $150 million-a-year campaign to discourage minors from using tobacco products. RJRT and other cigarette manufacturers have submitted responses to the proposed rules.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes, however, that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to adult smokers. RJRT, together with the other four major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the Commissioner's announcement in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (Coyne Beahm v. United States Food & Drug Administration). Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict whether or when the FDA will adopt final rules asserting jurisdiction over cigarettes or the scope of such final rules if adopted, but such rules could have an adverse effect on cigarette sales and RJRT. It is also unable to predict the outcome of the litigation seeking to enjoin the FDA's rulemaking.

    In March 1994, the U.S. Occupational Safety and Health Administration ("OSHA") announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJRT cannot predict the form or timing of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJRT expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. RJRT submitted comments on the proposed regulations during the comment period which closed in February 1996. Because many employers currently do not permit smoking in the workplace, RJRT cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales and RJRT.

    In July 1994, an amendment to a Florida statute became effective which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action, and eliminates the comparative negligence and assumption of risk defenses. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On June 26, 1995, the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the statute unconstitutional. Both plaintiffs and defendants appealed this decision which the Florida supreme court accepted for direct appeal. Oral argument was heard on November 6, 1995.

    The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which was vetoed by the Governor. The Florida House and Senate have indicated that they are considering action to override that veto. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome, if filed. A suit against the tobacco industry was filed under the Florida statute on February 21, 1995. See "Business--Tobacco--Litigation Affecting the Cigarette Industry" below in this Item 1.

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

    A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. In June 1988, Canada enacted a ban on cigarette advertising, which was struck down on grounds of constitutionality by the Supreme Court of Canada in 1995.

    In 1990, RJRT and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke and to limit voluntarily certain cigarette advertising and promotional practices. In 1995, wholesalers, retailers and the tobacco industry including RJRT formed the Coalition for Responsible Tobacco Retailing and launched a new program (We Card) focused on stopping underage access to cigarettes. In 1992, the Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January, 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.

    In 1964, the Report of the Advisory Committee to the Surgeon General of the U.S. Public Health Service concluded that cigarette smoking was a health hazard of sufficient importance to warrant appropriate remedial action. Since 1966, federal law has required a warning statement on cigarette packaging. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States. Cigarette advertising in other media in the United States is required to include information with respect to the "tar" and nicotine yield content of cigarettes, as well as a warning statement.

    During the past three decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act (the "Smoking Education Act"). Among other things, the Smoking Education
Act: (i) establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking; (ii) requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis; (iii) increases type size and area of the warning required in cigarette advertisements; and (iv) requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients used in the manufacture of cigarettes to the Secretary of Health and Human Services. The warnings currently required on cigarette packages and advertisements (other than billboards) are as follows: (i) "Surgeon General's Warning: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; (ii) "Surgeon General's
Warning: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health";
(iii) "Surgeon General's Warning: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and (iv) "Surgeon General's
Warning: Cigarette Smoke Contains Carbon Monoxide." Similar warnings are required on outdoor billboards. In 1990, the Fire Safe Cigarette Act of 1990 was enacted, which directed the Consumer Product Safety Commission to conduct and oversee research begun under the direction of the Cigarette and Little Cigar Fire Safety Act of 1984 to assess the practicability of developing a performance standard to reduce cigarette ignition propensity. The Commission presented a final report to Congress in 1993 describing the results of the research. The Commission concluded that, while "it is practicable to develop a performance standard to reduce cigarette ignition propensity, it is unclear that such a standard would effectively address the number of cigarette-ignited fires." The Commission further found that additional work would be required before the actual development of a performance standard. Nevertheless, the Commission reported that a test method developed by the National Institute of Standards and Technology was valid and reliable within reasonable limits and could be suitable for use in a performance standard. Although RJRT cannot predict whether further legislation on this subject may be enacted, some form of regulation of cigarettes based on their propensity to ignite soft furnishings may result.

    Since the initial report in 1964, the Secretary of Health, Education and Welfare (now the Secretary of Health and Human Services) and the Surgeon General have issued a number of other reports which purport to find the nicotine in cigarettes addictive and to link cigarette smoking and exposure to cigarette smoke with certain health hazards, including various types of cancer, coronary heart disease and chronic obstructive lung disease. These reports have recommended various governmental measures to reduce the incidence of smoking.

    In addition to the foregoing, legislation and regulations potentially detrimental to the cigarette industry, generally relating to the taxation of cigarettes and regulation of advertising, labeling, promotion, sale and smoking of cigarettes, have been proposed from time to time at various levels of the federal government. During the last Congress, the Clinton administration and federal legislators introduced bills that would have significantly increased the federal excise tax on cigarettes, eliminated the deductibility of the cost of tobacco advertising, banned smoking in public buildings and on any scheduled airline flight, and given the Food and Drug Administration authority to reduce and eliminate nicotine in tobacco products. This legislation was not enacted.

    It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on

RJRT, Reynolds International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Reynolds International or the cigarette industry generally.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

    Various legal actions, proceedings and claims are pending or may be instituted against RJRT or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1995, 101 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 22 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. A total of 132 such actions in the United States and two against RJRT's Canadian subsidiary were pending on December 31, 1995. As of February 16, 1996, 144 active cases were pending against RJRT and/or its affiliates or indemnitees, 142 in the United States and two in Canada. The United States cases are in 22 states and are distributed as follows: 90 in Florida; 10 in Louisiana; 5 in Texas; 4 in each of Indiana, Kansas and Tennessee; 3 in each of Mississippi, California, Pennsylvania; 2 in each of Alabama, Colorado, Massachusetts and Minnesota; and one in each of Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia. Of the 142 active cases in the United
States, 116 are pending in state court and 26 in federal court.

    Five of the 142 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Four of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for treatment of citizens allegedly suffering from tobacco related diseases or conditions. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act, as amended (the "Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, which award was overturned on appeal and the case was subsequently dismissed.

    On June 24, 1992, the United States Supreme Court in Cipollone held that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Supreme Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.

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

    Set forth below are descriptions of the class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Massachusetts, Minnesota, Mississippi and West Virginia, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

    In 1991, Broin v. Philip Morris Company, a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants appeal of this certification to the Florida Third District Court of Appeal was denied on January 3, 1995. A motion for rehearing has been filed.

    In March 1994, Castano v. The American Tobacco Company, a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. In July 1995, the Fifth Circuit Court of Appeals agreed to hear defendants' appeal of this class certification. A decision is expected in 1996.

    In March 1994, Lacey v. Lorillard Tobacco Company, a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants appealed that ruling to the Florida Third District Court of Appeal which, on January 31, 1996, decided to certify a class limited to Florida citizens or residents. The defendants are considering seeking a rehearing.

    In September 1994, Granier v. American Tobacco Company, a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case is stayed pending determination of the motion for class certification in the Castano case.

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, then captioned Le Tourneau, v. Imperial Tobacco Company, seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, breach of implied warranty and conspiracy. The relief sought consists of damages of one million dollars for each of the three named plaintiffs, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. On June 2, 1995, the plaintiffs, on consent, were granted leave to file an amended statement of claim to remove Le Tourneau as representative plaintiff and add two additional representative plaintiffs. The case is now captioned Caputo v. Imperial Tobacco Limited.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, the California Supreme Court ruled that the plantiffs' claim that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code was not preempted by the Cigarette Act. The plantiffs are acting as private attorneys general. This opinion allows the plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. The defendants' Petition for Certiorari to the United States Supreme Court was denied in December 1994. The case has been remanded to the trial court.

    In June 1994, in Moore v. The American Tobacco Company, RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens allegedly suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case will proceed in Chancery Court. RJRN and other industry holding companies have been dismissed from the case.

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota
v. Philip Morris, alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. Motions by the defendants to dismiss all claims of Blue Cross/Blue Shield and certain substantive claims of the State of Minnesota, and by plaintiffs to strike certain of the defendants' defenses, were denied on May 19, 1995. An intermediate appeals court declined to hear the defendants' appeal from the ruling denying the motion to dismiss all claims of Blue Cross/Blue Shield on the ground that it lacks standing to bring the action, but the Minnesota Supreme Court has agreed to do so. Oral argument was heard January 29, 1996 and a decision is pending.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts. On October 20, 1995, at a hearing on the defendants' joint motion to prohibit prosecution of the action due to plaintiff's unlawful retention of counsel under a contingent fee arrangement, in a ruling from the bench, the contingent fee agreement between the West Virginia Attorney General and private attorneys preparing the case was held to be void on the grounds that the Attorney General has no constitutional, legislative, or statutory authority for entering into such an agreement.

    On February 21, 1995, the state of Florida filed a suit under a special state statute against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to prevent the defendants from engaging in consumer fraud and to require that defendants: disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. On defendants' motion, the case was stayed until July 7, 1995 and that stay has been extended pending appeals by the plaintiffs and the defendants in connection with the constitutional challenge to the Florida statute discussed above. See "Business--Tobacco-- Legislation and Other Matters Affecting the Cigarette Industry" in this Item 1.

    On November 28, 1995, RJRT and other domestic cigarette manufacturers filed petitions for declaratory judgment in Massachusetts (Federal Court) and Texas (State Court, Austin Texas) as to potential Medicaid reimbursement suits that had been threatened by the Attorneys General of those states. On January 22, 1996, a similar petition for declaratory judgement was filed in Maryland (State Court).

    On December 19, 1995, the Commonwealth of Massachusetts filed suit against cigarette manufacturers including RJRT and additional defendants including trade associations and wholesalers, seeking reimbursement of Medicaid and other costs incurred by the state in providing health care to citizens allegedly suffering from diseases or conditions purportedly caused by cigarette smoking. The complaint also seeks orders requiring the manufacturing defendants to disclose and disseminate prior research; fund a corrective campaign and smoking cessation program; disclose nicotine yields of their products; and pay restitution.

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

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                                      FOOD

    The food line of business is conducted by operating subsidiaries of Nabisco Holdings. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Fleischmann's companies (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International (collectively, the "International Food Group"). Nabisco Ltd was recently shifted from the Domestic Food Group (formerly the North American Food Group) to the International Food Group.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1995.

DOMESTIC FOOD GROUP OPERATIONS

    Nabisco Biscuit Company. Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with nine of the ten top selling brands, each of which had annual net sales of over $100 million in 1995. Overall, in 1995, Nabisco Biscuit had a 40.8% share of the domestic cookie category and a 55.3% share of the domestic cracker category, in the aggregate more than three times the share of its closest competitor. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, NEWTONS and SNACKWELL'S. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISCUIT.

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

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. The introduction of FAT FREE FIG and APPLE NEWTONS in 1992, FAT FREE CRANBERRY, STRAWBERRY and RASPBERRY NEWTONS in 1993 and FAT FREE REDUCED CALORIE CRANBERRY and BLUEBERRY, as well as NEWTONS COBBLERS in 1995 have expanded the appeal of NEWTONS and added incremental sales.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ successful product line extensions which, together with RITZ, accounted for 13.2% of cracker sales in the United States in 1995. In addition, PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISCUIT to comprise, along with RITZ, five of the six largest selling cracker brands in the United States.

    In 1992, Nabisco Biscuit became the leading manufacturer and marketer of no fat/reduced fat cookies and crackers with the introduction of the SNACKWELL'S line, which is now the third largest cookie brand in the U.S. Nabisco Biscuit also acquired Stella D'oro, a leading producer of breadsticks, breakfast biscuits, specialty cakes, pastries and snacks. This line of specialty items gave Nabisco Biscuit access to new areas within supermarkets, further broadening Nabisco's cookie and cracker portfolio.

    Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, NILLA WAFERS, BARNUM'S ANIMAL CRACKERS, BETTER CHEDDARS, HARVEST CRISPS, CHICKEN IN A BISKIT and CHEESE NIPS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    In 1994, Nabisco entered the breakfast snack aisle with the launch of SNACKWELL'S cereal bars and granola bars and the repositioning of TOASTETTES toaster pastries.

    Nabisco Biscuit's products are manufactured in 14 Nabisco Biscuit owned bakeries and in 16 facilities with which Nabisco Biscuit has production agreements. These facilities are located throughout the United States. Nabisco Biscuit is in the process of modernizing certain of its facilities. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 10 major distribution warehouses and 129 shipping branches where shipments are consolidated for delivery to approximately 119,000 separate delivery points. Nabisco believes this sophisticated distribution and delivery system provides it with a significant service advantage over its competitors.

    Specialty Products Company. The Specialty Products Company manufactures and markets a broad range of food products, with sauces and condiments, pet snacks, hot cereals and dry mix desserts representing the largest categories. Many of its products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals and ROYAL desserts. In September 1995, Specialty Products exited the Mexican food category, with the sale of its Ortega Mexican food business.

    Specialty Products' primary entries in the sauce and condiment segments are
A.1. and A.1. BOLD steak sauces, the leading lines of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard. Specialty Products also markets REGINA wine vinegar, the leader in its segment of the vinegar market.

    Specialty Products is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, DOG TREATS and BUTCHER'S CHOICE.

    Specialty Products participate in the dry mix dessert category with ROYAL and SNACKWELL'S brand gelatins and puddings. Specialty Products also participates in the non-dessert gelatin category with KNOX unflavored gelatins and has lines of regional products including COLLEGE INN broths, VERMONT MAID syrup, MY-T-FINE puddings, DAVIS baking powder and BRER RABBIT molasses and syrup.

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

    Specialty Products manufactures its products in four plants as well as in six facilities with which it has production agreements. Specialty Products sells to retail grocery chains through independent brokers and to drugstores, mass merchandisers and other major retail outlets through a direct sales force. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group.

    LifeSavers Company. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, BUBBLE YUM bubble gum, FRUIT STRIPE gum, CARE*FREE sugarless gum, NOW & LATER fruit chewy taffy and GUMMI SAVERS fruit chewy candy. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1995 share of 4.9% of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling chunk bubble gum in the United States. LifeSavers' products are seasonally strongest in the fourth quarter.

    LifeSavers sells its products in the United States primarily to grocery stores, drug stores, mass merchandisers, convenience stores, membership club stores and food service, military and vending machine suppliers. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group. LifeSavers currently owns and operates four manufacturing facilities.

    Planters Company. The Planters Company produces and/or markets nuts and snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters is the clear leader in the packaged nut category, with a market share of seven times that of its nearest competitor. Planters' products are commodity oriented and are seasonally strongest in the fourth quarter.

    Planters sells its products in the United States primarily to grocery stores, drug stores, mass merchandisers, convenience stores, membership club stores and food service, military and vending machine suppliers. The products are sold and distributed by Nabisco's Sales & Integrated Logistics Group. Planters currently owns and operates two manufacturing facilities.

    Food Service Company. The Food Service Company sells through non-grocery channels a variety of specially packaged food products of the Domestic Food Group, including cookies, crackers, hot cereals, sauces and condiments for the food service and vending machine industry. Food Service is also a leading regional supplier of premium frozen pies to in-store supermarket bakeries, wholesale clubs and food service accounts through Plush Pippin. The Food Service products are distributed by Nabisco's Sales & Integrated Logistics Group.

    Fleischmann's Company. The Fleischmann's Company manufactures and markets various margarines and spreads as well as no-fat egg products and non-fat chocolate yogurt.

    Fleischmann's is the second largest margarine producer in the United States. Fleischmann's participates in all segments of the margarine category, with the FLEISCHMANN'S, BLUE BONNET and MOVE OVER BUTTER brands. Fleischmann's Company strengthened its position in the margarine category in 1995, with the purchase of the Kraft margarine business which includes the PARKAY, TOUCH OF BUTTER and CHIFFON brands acquired from Kraft Foods, Inc. in October, 1995. Fleischmann's margarines are currently manufactured in two owned facilities and in six facilities with which Fleischmann's has production agreements. Fleischmann's is the market leader in the healthy packaged egg category with EGG BEATERS and in 1995, introduced SNACKWELL'S Nonfat Chocolate Yogurt. Distribution for Fleischmann's is principally direct from plant to retailer warehouses through Nabisco's Sales & Integrated Logistics Group and with respect to the 1995 acquired products, for a temporary period through Kraft's distribution system.

    Sales & Integrated Logistics Group. The Sales & Integrated Logistics Group handles sales and distribution for the Specialty Products, LifeSavers, Planters and Fleischmann's Companies and distribution for the Food Service Company. It sells to retail grocery chains through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other major retail outlets through its direct sales force. The products are distributed from twenty-one distribution centers located throughout the United States.

INTERNATIONAL FOOD GROUP OPERATIONS

    Nabisco Ltd. Nabisco Ltd conducts Nabisco's Canadian operations through a biscuit division, a grocery division and a food service division. Excluding private label brands, the biscuit division produced nine of the top ten cookies and nine of the top ten crackers in Canada in 1995. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 11 sales offices and distribution centers and a combination of public and private carriers. Nabisco Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Ltd's grocery division produces and markets canned fruits and vegetables, fruit juices and drinks and pet snacks. The grocery division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits, vegetables, soups and fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The grocery division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's grocery division operated six manufacturing facilities in 1995, five of which were devoted to canned products, principally fruits and vegetables, and one of which produced pet snacks. The grocery division's products are sold directly to retail chains and are distributed through five regional warehouses. In 1995, Nabisco Ltd acquired the PRIMO brand of dry pasta, canned tomatoes and other Italian food products which are manufactured in two facilities and sold and distributed by a direct store delivery system.

    In 1995, Nabisco Ltd re-entered the margarine and tablespread business with its acquisition of the PARKAY, TOUCH OF BUTTER and CHIFFON brands from Kraft Canada Inc. These products are currently manufactured and distributed under agreements with Kraft Canada.

    Nabisco Ltd's food service division sells a variety of specially packaged food products including cookies, crackers and canned fruits and vegetables as well as condiments to non-grocery outlets. The food service division has its own sales and marketing organization and sources product from Nabisco Ltd's other divisions.

    Nabisco International. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, milk products and other grocery items, industrial yeast and bakery ingredients. Nabisco International also exports a variety of Domestic Food Group products to markets in Europe and Asia from the United States and is one of the largest multinational packaged food businesses in Latin America.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO brand, yeast, baking powder and bakery ingredients under the FLEISCHMANN'S and ROYAL brands, desserts and drink mixes under the ROYAL brand, processed milk products under the GLORIA brand and canned fruits and vegetables under the DEL MONTE brand pursuant to a license from the Del Monte Corporation. Nabisco International's largest market is Brazil, where it operates 16 plants. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries, in biscuits in Peru, Spain, Venezuela and Uruguay, and in canned vegetables in Venezuela. Nabisco International also maintains a strong position in the processed milk category in Brazil and expanded its market share through the 1995 acquisitions of Avare and Gumz. In Argentina, Nabisco International acquired 71% of Establecimiento Modelo Terrabusi S.A. in April 1994 and increased its interest in the Argentine biscuit and pasta company to approximately 99% in October and November 1994. Nabisco International has operations in 17 Latin American countries.

    Nabisco International significantly increased its presence in Europe through its 1993 and 1994 100% acquisition of Royal Brands S.A. in Spain and Royal Brands Portugal. Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark and various other foods, including canned meats and juices.

    Nabisco International reentered the South African market through the acquisition of 50% of Royal Beech-Nut (Pty) Ltd., which it previously owned. Royal Beech-Nut markets baking powder and powdered dessert mixes under the ROYAL brand, chewing gum under the BEECHIES and CARE*FREE brands and candy under the LIFESAVERS and BEECH-NUT brands.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. Certain subsidiaries of the Registrants have also been named as PRPs with third parties or may have indemnification obligations under CERCLA with respect to an additional thirteen sites.

    RJRN Holdings' subsidiaries have been engaged in a continuing program to assure compliance with U.S., state and local laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, RJRN Holdings and RJRN do not expect such expenditures or other costs to have a material adverse effect on the financial condition of either RJRN Holdings or RJRN.

EMPLOYEES

    At December 31, 1995, RJRN Holdings together with its subsidiaries had approximately 76,000 full time employees. None of RJRT's operations are unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confection and Tobacco Workers Union, which was ratified in September 1992 and which will expire in September 1996. Other unions represent the employees of a number of Nabisco's operations and several of Reynolds International's operations are unionized. RJRN believes that its relations with these employees and with their unions are good.

  (d) Financial Information about Foreign and Domestic Operations and Export
Sales

    For information about foreign and domestic operations and export sales for the years 1993 through 1995, see "Geographic Data" in Note 16 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information pertaining to the RJRN Holdings' and RJRN's assets by lines of business and geographic areas as of December 31, 1995 and 1994, see Note 16 to the Consolidated Financial Statements.

    For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings stockholders for themselves and derivatively for RJRN Holdings and Nabisco Holdings filed three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of

RJRN Holdings Board of Directors. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking the Exchange Offer and Consent Solicitations completed by RJRN and Nabisco in June 1995 and by amending, in August 1995, RJRN Holdings By-Law provisions concerning the calling of shareholder meetings and procedures for shareholder action by written consent. The plaintiffs allege that management took these and other actions to wrongfully obstruct a spin-off of Nabisco, to enrich the defendants at the expense of RJRN Holdings, its shareholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. RJRN Holdings believes that these allegations are without merit and is defending the consolidated action vigorously.

    For information about other litigation and legal proceedings, see "Business--Tobacco--Litigation Affecting the Cigarette Industry" and "Other Matters--Environmental Matters" in Item 1.

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

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In January, 1996, Brooke Group Ltd. commenced a solicitation of consents from the shareholders of RJRN Holdings to (i) a non-binding resolution seeking the immediate spin-off of the shares of Nabisco Holdings, and (ii) certain changes to the By-laws of RJRN Holdings which would allow holders of not less than 25% of its Common Stock to require a special meeting and would delete By-law provisions establishing certain administrative procedures for actions by written consent. The consent solicitation closed on February 15, 1996. A ministerial review of the validity of the consents by an independent inspector of elections had not been completed as of February 22, 1996. On February 20, 1996, however, Brooke Group Ltd. declared that it had received consents from holders of 50.4 percent of the voting stock with respect to a spin-off and
53.8 percent of such holders with respect to By-law changes.

EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE OFFICERS OF RJRN HOLDINGS

    The executive officers of RJRN Holdings are Charles M. Harper (Chairman of the Board), Steven F. Goldstone (Chief Executive Officer and President), Gerald
I. Angowitz (Senior Vice President, Human Resources and Administration), John J. Delucca (Senior Vice President and Treasurer), Robert S. Roath (Senior Vice President and Chief Financial Officer), Richard G. Russell (Senior Vice President and Controller), Robert F. Sharpe Jr. (Senior Vice President and General Counsel), and H. Colin McBride (Vice President, Assistant General Counsel and Secretary). Mr. Roath is married to Jo-Ann Ford who was, until December 31, 1995, Senior Vice President, Law and Secretary. The following table sets forth certain information regarding such officers.

                                 YEAR
                                FIRST
                               ELECTED              BUSINESS EXPERIENCE DURING THE PAST
    NAME                AGE    DIRECTOR              FIVE YEARS AND OTHER INFORMATION
    ----                ---    --------             -----------------------------------

Charles M. Harper        68      1993     Chairman since May 1993; Chief Executive Officer, May
                                            1993-December 1995. For more than five years prior
                                            thereto, Chairman and, until 1992, Chief Executive
                                            Officer of ConAgra, Inc. Member of the Board of
                                            Directors of Nabisco Holdings, Nabisco, ConAgra,
                                            Inc., E.I. du Pont de Nemours and Company, Norwest
                                            Corp., Peter Kiewit Sons', Inc. and Valmont
                                            Industries, Inc.

Steven F. Goldstone      50      1995     Chief Executive Officer since December 1995; President
                                            since October 1995; prior thereto General Counsel,
                                            March 1995-January 1996; previously Senior Partner
                                            with law firm of Davis, Polk & Wardwell until October
                                            1995 and for more than five years prior thereto.

Gerald I. Angowitz       46      --       Senior Vice President of Human Resources and
                                            Administration, March 1995-Present; prior thereto,
                                            Vice President of Human Resources, January 1994-March
                                            1995; Vice President of Employee Benefits, January
                                            1992-December 1993; Senior Director of Benefits
                                            Planning and Analysis, June 1991-December 1991;
                                            previously Principal of the consulting firm of Kwasha
                                            Lipton, 1989-1991.

John J. Delucca          52      --       Senior Vice President and Treasurer, September 1993-
                                            Present; Treasurer of Nabisco Holdings, October 1994-
                                            February 1995; prior thereto, Managing Director and
                                            Chief Financial Officer, Hascoe Associates,
                                            1991-1993; President and Chief Financial Officer,
                                            Lexington Group, 1990-1991; Senior Vice President,
                                            Finance and Managing Director, Trump Group,
                                            1988-1990.

                                 YEAR
                                FIRST
                               ELECTED              BUSINESS EXPERIENCE DURING THE PAST
    NAME                AGE    DIRECTOR              FIVE YEARS AND OTHER INFORMATION
    ----                ---    --------             -----------------------------------
Robert S. Roath          53      --       Senior Vice President and Chief Financial Officer, May
                                            1995-Present; prior thereto, Senior Vice President
                                            and Controller, 1991-May 1995; Vice President and
                                            Controller, 1990-1991; previously Vice President and
                                            Corporate Controller, Colgate-Palmolive Company,
                                            1988-1990.

Richard G. Russell       50      --       Senior Vice President and Controller, May 1995-Present;
                                            previously Partner at the accounting firm of Deloitte
                                            & Touche LLP for more than five years.

Robert F. Sharpe Jr.     43      --       Senior Vice President and General Counsel, January
                                            1996-Present; previously Vice President, Tyco
                                            International Ltd., July 1994-January 1996; Vice
                                            President, Assistant General Counsel and Secretary,
                                            RJRN Holdings and RJRN, 1989-July 1994.

H. Colin McBride         50      --       Vice President, Assistant General Counsel and
                                            Secretary, December 1995-Present; previously Vice
                                            President and Assistant General Counsel for more than
                                            five years.

EXECUTIVE OFFICERS OF RJRN HOLDINGS OR ITS SUBSIDIARIES NOT LISTED ABOVE

    Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of certain executive officers of RJRN Holdings or its subsidiaries, other than those listed above.

                                   YEAR
                                  FIRST
                                 ELECTED            BUSINESS EXPERIENCE DURING THE PAST
    NAME                  AGE    DIRECTOR             FIVE YEARS AND OTHER INFORMATION
    ----                  ---    --------           -----------------------------------

H. John Greeniaus         51       1992     Vice Chairman since June 1995; President and Chief
                                              Executive Officer of Nabisco Holdings and of
                                              Nabisco since October 1994; prior thereto,
                                              Chairman and Chief Executive Officer of Nabisco,
                                              1993-1994, and President and Chief Executive
                                              Officer of Nabisco, 1987-1993. Member of the Board
                                              of Directors of Nabisco Holdings and Nabisco.

James W. Johnston         49       1992     Vice Chairman since June 1995; Chairman of RJRT
                                              since 1989, Chairman of R.J. Reynolds Tobacco
                                              Worldwide since October 1993 and Chairman of
                                              Reynolds International since October 1993; Chief
                                              Executive Officer of RJRT, 1989-July 1995. Member
                                              of the Board of Directors of Sealy Corporation and
                                              Wachovia Corporation.

                                   YEAR
                                  FIRST
                                 ELECTED            BUSINESS EXPERIENCE DURING THE PAST
    NAME                  AGE    DIRECTOR             FIVE YEARS AND OTHER INFORMATION
    ----                  ---    --------           -----------------------------------
Pierre de Labouchere      41       --       Chief Executive Officer and President of Reynolds
                                              International, December 1995-Present; prior
                                              thereto, President of Eastern Europe, Middle East
                                              and Africa Region, Reynolds International,
                                              1994-December 1995; Regional Vice
                                              President--European and Special Markets, Reynolds
                                              International, 1991-1994; Vice
                                              President--Scandinavia and Tax-Free Europe,
                                              Reynolds International, 1987-1991.

Andrew J. Schindler       51       --       President and Chief Executive Officer of RJRT since
                                              July 1995; previously President and Chief
                                              Operating Officer of RJRT, May 1994-June 1995;
                                              Executive Vice President--Operations, RJRT,
                                              1991-1994; Senior Vice President-Operations, RJRT,
                                              1989-1991.

J. Thomas Pearson         54       --       Senior Vice President, Taxation, 1988-Present.

Huntley R. Whitacre       53       --       Senior Vice President of Investor Relations, August
                                              1995-Present; prior thereto, Vice President of
                                              Investor Relations for more than five years.

Jason H. Wright           35       --       Senior Vice President of Worldwide Communications,
                                              February 1994-Present; prior thereto, Vice
                                              President of Worldwide Communications, 1993-1994;
                                              Vice President of Financial Communications,
                                              1990-1993.

Jeffrey A. Kuchar         41       --       Vice President and General Auditor, 1993-Present;
                                              prior thereto, Director of Finance and Business
                                              Development, Specialty Products Company, Nabisco,
                                              1993; Director of Financial Planning, Specialty
                                              Products Company, Nabisco, 1992-1993; Assistant
                                              Corporate Controller, 1987-1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of RJRN Holdings, par value $.01 per share (the "Common Stock"), is listed and traded on the New York Stock Exchange (the "NYSE"). Since completion of the Acquisition there has been no public trading market for the common stock of RJRN.

    As of January 31, 1996, there were approximately 65,000 record holders of the Common Stock. All of the common stock of RJRN is owned by RJRN Holdings. The Common Stock closing price on the NYSE for February 20, 1996 was $32 5/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal:
                                                         HIGH         LOW
                                                         ----         ---
1995:
  First Quarter*..................................   $      32 1/2    $25
  Second Quarter*.................................          31 1/4     25 1/4
  Third Quarter...................................          33 1/4     26 3/8
  Fourth Quarter..................................          33 3/8     27 7/8


                                                         HIGH         LOW
                                                         ----         ---
1994:
  First Quarter*..................................   $      40 5/8    $28 1/8
  Second Quarter*.................................              35     27 1/2
  Third Quarter*..................................          35 5/8     28 1/8
  Fourth Quarter*.................................          36 1/4     26 9/16

------------

* Adjusted to reflect a one-for-five reverse stock split

    The Board of Directors of RJRN Holdings declared an initial quarterly cash dividend of $.375 per share payable on April 1, 1995. During 1995, RJRN Holdings continued to pay such a quarterly cash dividend on the Common Stock, adjusted to take into account the one-for-five reverse split of the Common Stock described below. Cash dividends paid by RJRN to RJRN Holdings are set forth in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

    The operations of RJRN Holdings and RJRN are conducted through RJRN's subsidiaries and, therefore, RJRN Holdings and RJRN are dependent on the earnings and cash flow of RJRN's subsidiaries to satisfy their respective obligations and other cash needs. Certain Nabisco credit facilities limit the amount of dividends, distributions and advances by Nabisco Holdings and its subsidiaries to RJRN Holdings and its non-Nabisco subsidiaries. Moreover, the New RJRN Credit Agreements and certain policies adopted by the Board of Directors of RJRN Holdings limit the payment by RJRN Holdings of dividends on the Common Stock in excess of certain specific amounts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition" and "RJRN Holdings' Board of Directors Policies" and Note 11 to the Consolidated Financial Statements. RJRN Holdings does not believe that the provisions of the New RJRN Credit Agreements or its adopted policies concerning distributions to stockholders will limit its ability to pay its anticipated quarterly dividends.

    A one-for-five reverse split of the Common Stock of RJRN Holdings was approved by its stockholders on April 12, 1995. The reverse stock split resulted in a dividend and earnings per share five times higher with a corresponding reduction in the number of shares outstanding.

    RJRN Holdings has indicated that, under normal circumstances, it does not plan to issue additional equity securities for purposes of balance sheet improvement.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of RJR Nabisco Holdings Corp. ("RJRN Holdings") presented below as of December 31, 1995 and 1994 and for each of the years in the three-year period ended December 31, 1995 was derived from the consolidated financial statements of RJRN Holdings (the "Consolidated Financial Statements"), which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the consolidated financial data of RJRN Holdings presented below as of December 31, 1993, 1992 and 1991 and for each of the years in the two year period ended December 31, 1992 was derived from the audited consolidated financial statements of RJRN Holdings as of December 31, 1993, 1992 and 1991 and for the years ended December 31, 1992 and 1991, which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)       1995       1994       1993       1992       1991
                                                    -------    -------    -------    -------    -------
RESULTS OF OPERATIONS
 Net sales.......................................   $16,008    $15,366    $15,104    $15,734    $14,989
                                                    -------    -------    -------    -------    -------
 Cost of products sold...........................     7,468      6,977      6,640      6,326      6,088
 Selling, advertising, administrative and
   general expenses..............................     5,412      5,210      5,731      5,788      5,358
 Amortization of trademarks and goodwill.........       636        629        625        616        609
 Restructuring expense...........................       154         --        730        106         --
                                                    -------    -------    -------    -------    -------
   Operating income(1)...........................     2,338      2,550      1,378      2,898      2,934
 Interest and debt expense.......................      (899)    (1,065)    (1,209)    (1,449)    (2,217)
 Other income (expense), net(2)..................      (173)      (110)       (58)         7        (69)
                                                    -------    -------    -------    -------    -------
   Income before income taxes....................     1,266      1,375        111      1,456        648
 Provision for income taxes......................       580        611        114        680        280
                                                    -------    -------    -------    -------    -------
   Income (loss) before minority interest in
     income of Nabisco...........................       686        764         (3)       776        368
 Minority interest in income of Nabisco..........       (59)        --         --         --         --
                                                    -------    -------    -------    -------    -------
   Income (loss) before extraordinary item.......       627        764         (3)       776        368
 Extraordinary item--loss on early
   extinguishments of debt, net of income taxes
   and minority interest.........................       (16)      (245)      (142)      (477)        --
                                                    -------    -------    -------    -------    -------
 Net income (loss)...............................       611        519       (145)       299        368
 Preferred stock dividends(3)....................       110        131         68         31        173
                                                    -------    -------    -------    -------    -------
 Net income (loss) applicable to common stock....   $   501    $   388    $  (213)   $   268    $   195
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
PER SHARE DATA
 Income (loss) before extraordinary item per
   common and common equivalent share(4)(5)......   $  1.58    $  2.06    $ (0.26)   $  2.73    $  1.10
                                                    -------    -------    -------    -------    -------
                                                    -------    -------    -------    -------    -------
 Dividends per share of Common Stock.............   $  1.50         --         --         --         --
 Dividends per share of Series A Preferred
   Stock(4)......................................        --    $  2.92    $  3.34    $  3.34    $  0.49
 Dividends per share of Series C Preferred
   Stock(4)......................................   $  6.01    $  3.94         --         --         --
BALANCE SHEET DATA
 (AT END OF PERIODS)
 Working capital(6)..............................   $   436    $(1,231)   $   202    $   730    $   165
 Total assets....................................    31,518     31,408     31,295     32,041     32,131
 Total debt(6)...................................     9,847     11,149     12,448     14,218     14,531
 RJRN Holdings' obligated mandatorily redeemable
   preferred securities of subsidiary trust
   holding solely junior subordinated
   debentures(3).................................       954         --         --         --         --
 Stockholders' equity(3)(4)(7)...................    10,329     10,908      9,070      8,376      8,419

                                                   (Footnotes on following page)

(Footnotes from preceding page)

------------

(1) The 1995 amount includes approximately $49 million for the consolidation and relocation of the international tobacco headquarter's operations and certain of its sales facilities. The 1992 amount includes a gain of $98 million on the sale of the ready-to-eat cold cereal business.

(2) The 1995 amount includes approximately $103 million for fees and expenses incurred in connection with certain debt refinancings by RJRN, Nabisco Holdings and Nabisco.

(3) On September 21, 1995, RJR Nabisco Holdings Capital Trust I (the "Trust") exchanged approximately $949 million of its preferred securities (the "Trust Preferred Securities"), representing undivided interests in 97% of the assets of the Trust, for 37,956,060 of the 50,000,000 Series B Depositary Shares (the "Series B Depositary Shares") outstanding, each representing one-tenth of a share of the 50,000 outstanding shares of RJRN Holdings' Series B Cumulative Preferred Stock, par $.01 per share (the "Series B Preferred Stock"). RJRN Holdings retired the exchanged shares, leaving 12,043.94 shares of the Series B Preferred Stock outstanding. The sole asset of the Trust is junior subordinated debentures of RJRN Holdings.
    Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the Trust Preferred Securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of approximately $978 million and an annual interest rate of 10%.

(4) On November 8, 1991, RJRN Holdings issued 52,500,000 shares of Series A Conversion Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), and sold 210,000,000 $.835 depositary shares (the "Series A Depositary Shares"), each of which represented one-quarter of a share of Series A Preferred Stock. On May 6, 1994, RJRN Holdings issued 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), and sold 266,750,000 Series C Depositary Shares (the "Series C Depositary Shares"), each of which represented one-tenth of a share of Series C Preferred Stock. On November 15, 1994, each outstanding Series A Depositary Share converted into one share of RJRN Holdings' Common Stock.

(5) The loss before extraordinary item per common and common equivalent share reported for the year ended December 31, 1993 would have increased by $.82 per share if the weighted average number of shares of Series A Depositary Shares outstanding during the period had been excluded from the earnings per share calculation.

(6) Working capital at December 31, 1994 included $1.35 billion of borrowings under the 1994 Nabisco Credit Agreement, a substantial portion of which was used in connection with the refinancing of certain debt. On January 26, 1995, such borrowings were substantially reduced through the application of approximately $1.2 billion of net proceeds received from the initial public offering of 51,750,000 shares of Nabisco Holdings' Class A Common Stock.

(7) RJRN Holdings' stockholders' equity at December 31 of each year from 1995 to 1991 includes non-cash expenses related to accumulated trademark and goodwill amortization of $4.280 billion, $3.644 billion, $3.015 billion, $2.390 billion and $1.774 billion respectively.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("RJRN Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN"), comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), the second largest manufacturer of cigarettes, and the packaged food business is conducted by Nabisco Holdings Corp. ("Nabisco Holdings") through its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers (the "Domestic Food Group"). Outside the United States, the tobacco operations are conducted by R.J. Reynolds Tobacco International, Inc. and beginning on January 1, 1996, R.J. Reynolds International (collectively "Reynolds International"), and the food operations are conducted by Nabisco International, Inc. and Nabisco Ltd (collectively, the "International Food Group").

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. The discussion and analysis should be read in connection with the consolidated financial statements and the related notes thereto of RJRN Holdings as of December 31, 1995 and 1994 and for each of the years in the three year period ended December 31, 1995 (the "Consolidated Financial Statements").

                             RESULTS OF OPERATIONS

    Summarized financial data for RJRN Holdings is as follows:

                                                                                          % CHANGE FROM
                                                                                           PRIOR YEAR
                                                                                          -------------
                                                       1995        1994        1993       1995     1994
                                                      -------     -------     -------     ----     ----
                                                           (DOLLARS IN MILLIONS)
Net Sales:
 RJRT.............................................    $ 4,480     $ 4,570     $ 4,949      (2 )%     (8)%
 Reynolds International...........................      3,234       3,097       3,130       4 %      (1)%
                                                      -------     -------     -------
 Total Tobacco....................................      7,714       7,667       8,079       1 %      (5)%
                                                      -------     -------     -------
 Domestic Food Group..............................      6,020       5,729       5,491       5 %       4%
 International Food Group.........................      2,274       1,970       1,534      15 %      28%
                                                      -------     -------     -------
 Total Food.......................................      8,294       7,699       7,025       8 %      10%
                                                      -------     -------     -------
                                                      $16,008     $15,366     $15,104       4 %       2%
                                                      -------     -------     -------
                                                      -------     -------     -------
Operating Company Contribution(1):
 RJRT.............................................    $ 1,420     $ 1,450     $ 1,173      (2 )%     24%
 Reynolds International...........................        643         755         644     (15 )%     17%
                                                      -------     -------     -------
 Total Tobacco....................................      2,063       2,205       1,817      (6 )%     21%
                                                      -------     -------     -------
 Domestic Food Group..............................        890         935         813      (5 )%     15%
 International Food Group.........................        239         177         136      35 %      30%
                                                      -------     -------     -------
 Total Food.......................................      1,129       1,112         949       2 %      17%
 Headquarters.....................................        (64)       (138)        (33)     54 %      --%
                                                      -------     -------     -------
                                                      $ 3,128     $ 3,179     $ 2,733      (2 )%     16%
                                                      -------     -------     -------
                                                      -------     -------     -------
Operating Income:
 RJRT.............................................    $   954     $ 1,085     $   453     (12 )%    140%
 Reynolds International...........................        546         716         413     (24 )%     73%
                                                      -------     -------     -------
 Total Tobacco....................................      1,500       1,801         866     (17 )%    108%
                                                      -------     -------     -------
 Domestic Food Group..............................        687         730         478      (6 )%     53%
 International Food Group.........................        215         157         100      37 %      57%
                                                      -------     -------     -------
 Total Food.......................................        902         887         578       2 %      53%
 Headquarters.....................................        (64)       (138)        (66)     54 %    (109) %
                                                      -------     -------     -------
                                                      $ 2,338     $ 2,550     $ 1,378      (8 )%     85%
                                                      -------     -------     -------
                                                      -------     -------     -------

                                                   (Footnotes on following page)

INDUSTRY SEGMENTS

    The percentage contributions of each of RJRN Holdings' industry segments to net sales and operating company contribution during the last five years were as follows:

                                                    1995    1994    1993    1992    1991
                                                    ----    ----    ----    ----    ----
Net Sales:
 Total Tobacco...................................    48 %    50 %    53 %    57 %    57 %
 Total Food......................................    52      50      47      43      43
                                                    ----    ----    ----    ----    ----
                                                    100 %   100 %   100 %   100 %   100 %
                                                    ----    ----    ----    ----    ----
                                                    ----    ----    ----    ----    ----
Operating Company Contribution(1)(2):
 Total Tobacco...................................    65 %    66 %    66 %    74 %    75 %
 Total Food......................................    35      34      34      26      25
                                                    ----    ----    ----    ----    ----
                                                    100 %   100 %   100 %   100 %   100 %
                                                    ----    ----    ----    ----    ----
                                                    ----    ----    ----    ----    ----

------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and exclusive of restructuring expenses. Restructuring expenses amounted to $154 million for 1995 (RJRT-$100 million, Reynolds International-$54 million) and $730 million for 1993 (RJRT-$355 million, Reynolds International-$189 million, Domestic Food Group-$132 million, International Food Group-$21 million and
    Headquarters-$33 million.)

(2) Contributions by industry segments were computed without effects of Headquarters' expenses.

TOBACCO

    The tobacco business is conducted by RJRT and Reynolds International.

    1995 vs. 1994. The worldwide tobacco business reported net sales of $7.71 billion in 1995, an increase of 1% from the 1994 level of $7.67 billion. The net sales increase in 1995 resulted primarily from a higher proportion of domestic full price sales, higher selling prices worldwide and favorable foreign currency developments that more than offset the impact of an overall worldwide tobacco volume decline. Worldwide tobacco volume for 1995 decreased 2% from the prior year. Operating company contribution for the worldwide tobacco business of $2.06 billion in 1995 declined 6% from the 1994 level of $2.20 billion due to lower operating company contribution at both the domestic tobacco business and the international tobacco business. Operating income for the worldwide tobacco business in 1995 of $1.50 billion declined 17% from the 1994 level of $1.80 billion, reflecting the lower operating company contribution and a 1995 restructuring expense related to the domestic and international tobacco businesses of $100 million and $54 million, respectively.

    Net sales for RJRT amounted to $4.48 billion in 1995, a decline of 2% from the 1994 level of $4.57 billion. The decline in net sales in 1995 resulted primarily from an overall volume loss of 5% (approximately $320 million), partially offset by a higher proportion of full price sales (approximately $140 million) and higher selling prices in both the full price and savings segments (approximately $67 million). RJRT's volume declined slightly in the full price segment during 1995 despite an industry average increase of approximately 2% due to the pattern of wholesale purchases and the erosion of market share of certain brands during the first six months of 1995. However, RJRT's share of full price segment stablized during the third and fourth quarters of 1995. RJRT's volume in the savings segment declined by 13% during 1995 which exceeded industry average, reflecting an erosion of market share of certain brands in the segment due to RJRT's decision to be more selective in its participation in that segment. RJRT's full price volume as a percentage of total volume in 1995 and 1994 amounted to 63% and 60%, respectively. Comparable figures for the domestic cigarette market in 1995 and 1994 amounted to 70% and 67%, respectively.

    RJRT's operating company contribution was $1.42 billion in 1995, a 2% decline from the 1994 level of $1.45 billion, as lower manufacturing costs (approximately $67 million), the higher proportion of full price sales (approximately $118 million), reduced merchandising costs (approximately $13 million), lower administrative expenses (approximately $14 million) and higher selling prices (approximately $67 million) were more than offset by the decline in overall volume (approximately $196 million) and an increase in marketing expenses (approximately $97 million). RJRT's operating income was $954 million in 1995, a decline of 12% from the 1994 level of $1.09 billion. The decline in operating income for 1995 reflected the lower RJRT operating company contribution and a restructuring expense in 1995 of $100 million.

    Reynolds International recorded net sales of $3.23 billion in 1995, an increase of 4% from the 1994 level of $3.10 billion. The increase in net sales for 1995 primarily resulted from favorable foreign currency developments (approximately $113 million) and higher pricing (approximately $42 million), offset in part by unfavorable mix (approximately $17 million). Overall volume increased by 1%. Reynolds International's operating company contribution of $643 million in 1995 decreased 15% from the 1994 level of $755 million primarily due to costs and expenses incurred in connection with the consolidation and relocation of its headquarter's operations and certain sales facilities (approximately $49 million), trade stock realignment (approximately $22 million), write-off of certain export receivables (approximately $16 million), higher administrative costs (approximately $19 million), higher promotional and selling expenses (approximately $25 million), higher manufacturing costs (approximately $13 million) and unfavorable mix (approximately $10 million), which were partially offset by higher pricing (approximately $42 million). The decline in operating income for 1995 reflected the lower Reynolds International operating company contribution and a restructuring expense in 1995 of $54 million.

    1994 vs. 1993. Despite declines in net sales for both the domestic and international tobacco businesses, the worldwide tobacco business reported profit gains for 1994. RJRT's net sales decline resulted principally from overall lower pricing and volume which more than offset the impact of a higher proportion of sales from full price brands. Reynolds International's net sales decline was primarily attributable to a reduction in trade inventory levels and price repositioning in Canada and Puerto Rico which more than offset higher selling prices and volume. Overall, net sales from the worldwide tobacco business amounted to $7.67 billion in 1994, a decline of 5% from the 1993 level of $8.08 billion. Worldwide volume for 1994 was flat compared to 1993. Operating company contribution for the worldwide tobacco business grew to $2.21 billion in 1994 from $1.82 billion in 1993, an increase of 21% that resulted from improved margins in both the domestic and international businesses. Operating income for the worldwide tobacco business rose to $1.80 billion in 1994, an increase of 108% from the 1993 level of $866 million, as a result of the increase in operating company contribution discussed above and the 1993 restructuring expense of $544 million.

    Net sales for RJRT amounted to $4.57 billion in 1994, a decrease of 8% from the 1993 level of $4.95 billion. The decrease primarily reflects the impact of industry-wide price reductions on full price brands (approximately $500 million) which went into effect during the second half of 1993, lower volume in the savings segment (approximately $60 million) primarily due to RJRT's decision to be more selective in its participation in that segment and lower volume in the full price segment (approximately $300 million) primarily due to increased competitor activities during the second half of 1994. These factors more than offset the impact of a higher proportion of sales from full price brands (approximately $400 million), higher selling prices in the savings segment (approximately $60 million) and higher selling prices in the full price segment during the fourth quarter of 1994 as compared to the fourth quarter of 1993 (approximately $40 million). RJRT's full price volume as a percentage of total volume amounted to 60% in 1994 versus 56% in 1993. RJRT's operating company contribution was $1.45 billion in 1994, a 24% increase from the 1993 level of $1.17 billion, as reduced promotional and selling expenses (approximately $650 million) more than offset the decline in net sales. RJRT's operating income was $1.09 billion in 1994, an increase of 140% from the 1993 level of $453 million. The increase in operating income for 1994 from the prior year reflects the increase in RJRT's operating company contribution discussed above and the 1993 restructuring expense of $355 million.

    Reynolds International recorded net sales of $3.10 billion in 1994, a decrease of 1% from the 1993 level of $3.13 billion. The net sales decrease for 1994 primarily resulted from a reduction in trade inventory levels (approximately $75 million), repositioning of prices in Canada and Puerto Rico to enhance brand competitiveness (approximately $60 million), and unfavorable foreign exchange developments, primarily in Europe and the Middle East (approximately $30 million), which were offset in part by higher selling prices throughout Reynolds International's markets (approximately $70 million) and an increase in volume in certain regions (approximately $60 million). Reynolds International's operating company contribution rose to $755 million in 1994, an increase of 17% compared to the 1993 level of $644 million. The increase in operating company contribution for 1994 was due to lower product costs in all regions (approximately $100 million), reduced promotional expenses (approximately $70 million), the higher selling prices (approximately $70 million) and higher volume (approximately $15 million), which more than offset price repositioning in Canada and Puerto Rico (approximately $50 million), the reduction in trade inventories (approximately $30 million), higher operating expenses to support expansion of business activity primarily in Eastern Europe (approximately $30 million) and unfavorable foreign exchange developments (approximately $20 million). Reynolds International's operating income was $716 million in 1994, an increase of 73% from the 1993 level of $413 million. The increase in operating income reflects the increase in Reynolds International's operating company contribution discussed above and the 1993 restructuring expense of $189 million.

    1995 Governmental Activity

    Congress enacted legislation effective January 1, 1994 (the Omnibus Budget Reconciliation Act of 1993) that assesses financial penalties against manufacturers if cigarettes produced in the United States do not contain at least 75% (by weight) domestically grown flue cured and burley tobaccos. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace this domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995. Domestic content requirements and tariff rate quotas increased raw material costs slightly in 1994 but these costs were down slightly in 1995 during the period when the domestic content requirement was not applicable.

    In February 1994, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), which historically has refrained from asserting jurisdiction over cigarette products, stated that he intended to cause the FDA to work with the U.S. Congress to resolve the regulatory status of cigarettes under the Food, Drug and Cosmetic Act. During the second quarter of 1994, hearings were held in this regard, and RJRT and other members of the United States cigarette industry were asked to provide voluntarily certain documents and other information to Congress. In August 1995, the Commissioner of the FDA, with the support of the Clinton Administration, announced that he was asserting jurisdiction over cigarettes and certain other tobacco products and issued a notice and request for comments on proposed regulations. The proposed regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's proposed rule would also limit advertising in print and on billboards to black and white text, impose new labeling language, and require cigarette manufacturers to fund a $150 million-a-year campaign to discourage minors from using tobacco products. RJRT and other cigarette manufacturers have submitted responses to the proposed rules.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to adult smokers. RJRT, together with the other four major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the Commissioner's announcement in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (Coyne Beahm v. United States Food & Drug Administration). Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict whether the FDA will adopt final rules asserting jurisdiction over cigarettes or the scope of such final rules, if adopted. It is also unable to predict the outcome of the litigation seeking to enjoin the FDA's rulemaking.

    In March 1994, the U.S. Occupational Safety and Health Administration ("OSHA") announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJRT cannot predict the form or timing of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJRT expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. RJRT submitted comments on the proposed regulations during the comment period which closed in February, 1996. Because many employers currently do not permit smoking in the workplace, RJRT cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales and RJRT.

    In July 1994, an amendment to a Florida statute became effective which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute is being challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On June 26, 1995, the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the act unconstitutional. Both plaintiffs and defendants appealed this decision which the Florida supreme court accepted for direct appeal. Oral argument was heard on November 6, 1995.

    The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which was vetoed by the Governor. The Florida House and Senate have indicated that they are considering action to override that veto. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome, if filed. A suit against the tobacco industry under the Florida statute was filed on February 21, 1995.

    Various states and local jurisdictions have enacted legislation imposing restrictions on public smoking, increasing excise taxes and designating a portion of the increased cigarette excise taxes to fund anti-smoking programs, health care programs or cancer research. Many employers have also initiated programs restricting or eliminating smoking in the workplace.

    It is not possible to determine what additional federal, state or local legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Reynolds International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Reynolds International or the cigarette industry generally.

    For a description of certain litigation affecting RJRT and its affiliates, see Item 1, "Business-- Tobacco-- Litigation Affecting the Cigarette Industry" and Note 12 to the Consolidated Financial Statements.

FOOD

    The food business is conducted by the Domestic Food Group and the International Food Group. The Domestic Food Group is comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Fleischmann's companies.

    1995 vs. 1994. Nabisco Holdings reported net sales of $8.29 billion in 1995, an increase of 8% from the 1994 level of $7.70 billion, with the Domestic Food Group up 5% and the International Food Group up 15%. The Domestic Food Group's increase was primarily attributable to volume gains at

Nabisco Biscuit (approximately $228 million), reflecting new product introductions and product line extensions, volume gains at Food Service (approximately $37 million), volume gains at Fleischmann's (approximately $18 million) and the impact of the October, 1995 acquisition of the Parkay margarine brand (approximately $64 million), which were offset in part by volume declines at Planters (approximately $40 million) and the impact of the September, 1995 sale of the Ortega brand (approximately $39 million). The International Food Group's net sales increase for 1995 was primarily due to improved results in Brazil (approximately $120 million), reflecting a continuation of the country's economic recovery, the favorable impact of recent business acquisitions (approximately $112 million) and the favorable performance from businesses in Iberia, Canada and Venezuela (approximately $65 million), partially offset by lower net sales in Mexico (approximately $30 million) due to the devaluation of the peso.

    Nabisco Holdings' operating company contribution was $1.13 billion in 1995, an increase of 2% from the 1994 level of $1.11 billion, with the International Food Group higher by 35% and the Domestic Food Group lower by 5%. The 1995 period includes a net pre-tax gain of $11 million from the sale of the Ortega Mexican food ($18 million gain) and New York Style Bagel Chip ($7 million loss) businesses, and the favorable impact of recent business acquisitions (approximately $18 million). Excluding these items and the results of operations from the business disposals in both years, Nabisco Holdings' operating company contribution was $14 million lower than the 1994 level, with the International Food Group higher by 32% and the Domestic Food Group lower by 8%. The Domestic Food Group's adjusted operating company contribution decrease for 1995 (approximately $70 million) reflects investment spending behind new product initiatives and intense competitive conditions in biscuits and nuts.
The International Food Group's adjusted operating company contribution increase for 1995 (approximately $56 million) was primarily due to the profit impact of increased sales in Brazil, Iberia, Canada and Venezuela
(approximately $34 million).

    Nabisco Holdings' operating income was $902 million in 1995, an increase of 2% from the 1994 level of $887 million, as a result of the changes in operating company contribution discussed above.

    1994 vs. 1993. Nabisco Holdings reported net sales of $7.70 billion in 1994, an increase of 10% from the 1993 level of $7.03 billion, with the Domestic Food Group up 4% and the International Food Group up 28%. The Domestic Food Group's increase was primarily attributable to significant volume gains at Nabisco Biscuit, reflecting the success of new product introductions and product line extensions in the U.S. biscuit market (approximately $215 million) and volume increases from Specialty Products (approximately $13 million). The International Food Group's increase was primarily the result of the favorable impact of recent acquisitions (approximately $345 million) and improved business conditions in Brazil (approximately $70 million) as a result of its second-half 1994 economic recovery.

    Nabisco Holdings' operating company contribution was $1.11 billion in 1994, an increase of 17% from the 1993 level of $949 million, with the Domestic Food Group up 15% and the International Food Group up 30%. The Domestic Food Group's increase for 1994 was primarily due to the increase in net sales (approximately $40 million) and savings from productivity programs (approximately $135 million), including previously established restructuring programs, which were offset in part by competitive pricing pressures (approximately $35 million) and the absence of a 1993 gain on the sale of certain assets (approximately $17 million). The International Food Group's increase in operating company contribution for 1994 was primarily due to recent acquisitions (approximately $40 million) and strong results in Canada (approximately $7 million), partially offset by unfavorable business results in Mexico (approximately $7 million). The devaluation of the Mexican peso was not material to earnings in 1994.

    Nabisco Holdings' operating income was $887 million in 1994, an increase of 53% from the 1993 level of $578 million, as a result of the increase in operating company contribution discussed above and the 1993 restructuring expense of $153 million.

RESTRUCTURING EXPENSE

    RJRN Holdings recorded a pre-tax restructuring expense of $154 million in the fourth quarter of 1995 ($104 million after tax) related to a program announced on October 13, 1995 to reorganize its worldwide tobacco operations. The 1995 restructuring program was primarily undertaken in order to streamline operations and improve profitability. The 1995 restructuring program was implemented in the latter part of 1995 and will be substantially completed during 1996. A significant portion of the 1995 restructuring program will be a cash expense. The major components of the 1995 restructuring program were workforce reductions totaling 1,260 employees (approximately $132 million), the rationalization and closing of facilities relating to the international tobacco operations (approximately $8 million) and equipment and lease abandonments at the domestic tobacco operations (approximately $14 million). At December 31, 1995, approximately $102 million of severance pay and benefits remained to be paid. Anticipated annual future cash savings from the plan are estimated to be in excess of approximately $70 million after tax.

    RJRN Holdings recorded a pre-tax restructuring expense of $730 million in the fourth quarter of 1993 ($467 million after tax) related to a program announced on December 7, 1993. The 1993 restructuring program was undertaken to respond to a changing consumer product business environment and to streamline operations and improve profitability. The 1993 program, which was implemented in the latter part of 1993 and substantially completed during 1995, consisted of workforce reductions, reassessment of raw material sourcing and production arrangements, contract termination costs, abandonment of leases and the rationalization and closing of manufacturing and sales facilities. Approximately 75% of the restructuring program required cash outlays. At December 31, 1995, approximately $21 million for severance pay and benefits remained to be paid.

    During 1994, a change in the estimated cost of the 1993 restructuring program resulted in a credit to income of $23 million related to changes in the number of workforce reductions and an increase in cost of $21 million associated with the rationalization and abandonment of manufacturing and sales facilities. The net adjustment during 1994 of the above changes was reflected in selling, advertising, administrative and general expenses.

INTEREST AND DEBT EXPENSE

     1995 vs. 1994. RJRN and Nabisco manage interest rate exposure by adjusting their mix of floating rate debt and fixed rate debt. As part of managing such interest rate exposure, RJRN and Nabisco enter into various interest rate arrangements from time to time.

Following adoption of a policy change in 1994, RJRN canceled all of its financial interest rate arrangements with optionality. During 1994, as part of its current strategy to manage interest rate exposure, RJRN effectively neutralized the effects of any future changes in market interest rates on the remainder of its outstanding interest rate swaps, options, caps and other financial instruments through the purchase of offsetting positions. Net unrealized gains and losses on the remaining interest rate instruments at the time such instruments were neutralized are being amortized as additional interest expense during 1995, 1996 and 1997 of approximately $39 million, $28 million and $5 million, respectively.

     During 1995, Nabisco began managing its own interest rate exposure. As part of managing its interest rate exposure, Nabisco entered into interest rate swaps and caps to effectively fix a portion of its interest rate exposure on its floating rate debt. The impact of these agreements was not significant.

     Consolidated interest and debt expense amounted to $899 million in 1995, a decrease of 16% from 1994. The decline is primarily due to refinancings completed during 1994 and repayments of debt with the proceeds from the issuances of preferred stock during 1994 and Nabisco Holdings Class A Common Stock during the first quarter of 1995. These factors more than offset the impact of higher market interest rates.

     1994 vs. 1993. Consolidated interest and debt expense of $1.06 billion in 1994 decreased 12% from 1993, primarily as a result of refinancings of debt during 1993 and 1994 and lower debt levels resulting primarily from the application of proceeds from the issuance of preferred stock. These factors more than offset the impact of higher market interest rates during 1994, including the effects thereof on RJRN's interest rate instruments described below.

     As mentioned above, RJRN entered into interest rate arrangements to manage its interest rate exposure. The impact on interest expense from the utilization of interest rate instruments by RJRN in 1994 resulted in additional interest expense of $22 million, which includes $45 million associated with the written instruments. The impact of interest rate instrument utilization in 1993 included gains which lowered interest expense by approximately $70 million.

OTHER INCOME (EXPENSE), NET

    Consolidated other income (expense), net for 1995 includes a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with
(i) the exchange of approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "New Notes") of Nabisco for the same amount of notes and debentures (the "Old Notes") issued by RJRN (the "Exchange Offers") and (ii) the solicitation of consents by RJRN to certain indenture modifications from holders of the Old Notes and holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations"). The Exchange Offers, the Consent Solicitations and certain related transactions were designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN.

INCOME TAXES

    RJRN Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this increase to RJRN Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income tax rates and other effects of the new tax legislation. Also during 1993, RJRN Holdings' provision for income taxes was decreased by a $108 million credit primarily resulting from a change in the functional currency, for U.S. federal income tax purposes, relating to foreign branch operations.

NET INCOME

    1995 vs. 1994. RJRN Holdings reported net income of $611 million in 1995, $92 million higher than the $519 million reported in 1994. The increase in net income for 1995 primarily reflects the impact in 1995 of lower interest and debt expense and a lower amount of loss from early extinguishment of debt which more than offset the impact in 1995 of lower operating company contribution, the domestic and international tobacco restructuring expenses, the fees and expenses incurred in connection with the Exchange Offers and the Consent Solicitations and the minority interest in income of Nabisco.

    1994 vs. 1993. RJRN Holdings' net income of $519 million in 1994 includes an after-tax extraordinary loss of $245 million related to the repurchase and redemption of debt during the year. Excluding the extraordinary loss in 1994, as well as a similar extraordinary item which resulted in a $142 million after-tax loss in 1993, RJRN Holdings would have reported net income of $764 million for

1994, an increase of $767 million from 1993. The increase resulted primarily from the improvement in operating company contribution by both the Tobacco and Food operations, the impact of lower interest expense and the 1993 restructuring expense of $730 million, offset in part by a $65 million charge related to the realignment of Headquarters' functions at the holding company discussed below.

    During the fourth quarter of 1994, RJRN Holdings approved and adopted a plan to realign Headquarters' functions, transferring certain responsibilities to the operating companies and significantly streamlining the holding company. The plan reflected expectations of a lower level of financings and other activities at the holding company as RJRN Holdings concludes the post-LBO period. The costs and expenses associated with this decision resulted in a charge of approximately $65 million before tax, a significant portion of which was a cash expense. The majority of the charge was related to accrued employee termination benefits for the 25% of Headquarters' employees terminated (approximately $40 million). This cost was incurred pursuant to a continuing plan for employee termination benefits that provided for the payment of specified amounts of severance and benefits to terminated employees. The remainder of the charge (approximately $25 million) was related to the abandonment of leases of certain corporate office facilities as a result of the realignment and streamlining and the reduced need for office space. The plan was implemented in the first quarter of 1995 and was substantially completed during 1995. At December 31, 1995, approximately $14 million of severance pay and benefits remained to be paid.

    RJRN Holdings' net income (loss) applicable to its common stock for 1995, 1994 and 1993 of $501 million, $388 million and ($213) million, respectively, includes a deduction for preferred stock dividends of $110 million, $131 million and $68 million, respectively.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of the SFAS No. 121 is not expected to materially effect the financial position or results of operations of RJRN Holdings and RJRN.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. However, SFAS No. 123 allows an entity to continue to use the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), with proforma disclosures of net income and earnings per share as if the fair value based method had been applied. APB No. 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted marked price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. RJRN Holdings and RJRN currently plan to continue to apply the methods prescribed by APB No. 25.

                       LIQUIDITY AND FINANCIAL CONDITION

DECEMBER 31, 1995

    Net cash flows from operating activities for 1995 were $1.67 billion, a decrease of $89 million from the 1994 level of $1.75 billion. The decrease in net cash flows from operating activities reflects lower income before extraordinary item which more than offsets the impact of lower working capital requirements and lower interest paid.

    The components of net cash flows from operating activities are as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                             ----------------
                                                                              1995      1994
                                                                             ------    ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..............................................................   $  611    $  519
                                                                             ------    ------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation of property, plant and equipment.........................      482       454
    Amortization (principally intangibles)................................      689       698
    Deferred income tax benefit...........................................     (172)      (11)
    Non-cash interest and debt expense....................................       15       119
    Extraordinary item--loss on early extinguishments of debt.............       29       377
    Increase in accounts and notes receivable.............................     (351)      (69)
    Decrease in inventories...............................................      159       111
    Increase in prepaid expenses and excise taxes.........................      (61)      (18)
    (Increase) decrease in other assets and deferred charges..............        9       (55)
    Decrease in accounts payable and accrued liabilities..................       (2)     (363)
    Increase in income taxes accrued......................................       54        26
    Increase (decrease) in other noncurrent liabilities...................      123       (37)
    Other, net............................................................       80         3
                                                                             ------    ------
        Total adjustments.................................................    1,054     1,235
                                                                             ------    ------
    Net cash flows from operating activities..............................   $1,665    $1,754
                                                                             ------    ------
                                                                             ------    ------

    Free cash flow, another measure used by management to evaluate liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in inflows of $348 million and $769 million for 1995 and 1994, respectively. The lower level of free cash flow in 1995 compared with 1994 primarily reflects lower operating company contribution, higher operating working capital requirements, capital expenditures, tax and dividend payments and the payment of fees and expenses for the Exchange Offers and the Consent Solicitations, which more than offset the impact of lower interest paid.

    The components of free cash flow are as follows:

                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                            -----------------
                                                                             1995       1994
                                                                            ------     ------
                                                                               (DOLLARS IN
                                                                                MILLIONS)
OPERATING INCOME.........................................................   $2,338     $2,550
  Amortization of intangibles............................................      636        629
  Restructuring expense..................................................      154         --
                                                                            ------     ------
OPERATING COMPANY CONTRIBUTION...........................................    3,128      3,179
  Depreciation and other amortization....................................      535        522
  Increase in operating working capital..................................     (563)      (414)
  Capital expenditures...................................................     (744)      (670)
  Change in other assets and liabilities.................................      125         12
                                                                            ------     ------
OPERATING CASH FLOW*.....................................................    2,481      2,629
  Taxes paid.............................................................     (566)      (496)
  Interest paid..........................................................     (788)      (986)
  Dividends paid.........................................................     (598)      (395)
  Other, net.............................................................     (181)        17
                                                                            ------     ------
FREE CASH FLOW...........................................................   $  348     $  769
                                                                            ------     ------
                                                                            ------     ------

------------

* Operating cash flow, which is used internally to evaluate business performance, includes, in addition to net cash flows from (used in) operating activities as recorded in the Consolidated Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes paid and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).

                                  ------------

    During 1995, RJRN Holdings, RJRN, Nabisco Holdings and Nabisco entered into a series of transactions designed to refinance long-term debt, lower debt levels, manage interest rate exposure and refinance certain preferred securities. At December 31, 1995, the effective interest rate on RJRN Holdings' consolidated long-term debt increased to 8.0% from 7.7% at December 31, 1994, primarily due to a lower proportion of consolidated indebtedness subject to floating interest rates and higher average market interest rates for 1995. Future effective interest rates may vary as a result of RJRN's and Nabisco's ongoing management of their respective interest rate exposure, changing market interest rates, refinancing activities and changes in the ratings assigned to RJRN's and Nabisco's debt securities by independent rating agencies. RJRN Holdings' total debt (notes payable and long-term debt, including current maturities) and total capital (total debt, obligations on redeemable preferred securities of subsidiary trust and total stockholders' equity) levels at December 31, 1995 amounted to approximately $9.8 billion and $21.1 billion, respectively, of which total debt and total capital were approximately $1.3 billion and $927 million lower, respectively, than the corresponding amounts at December 31, 1994. The lower debt and capital levels were primarily due to the application of approximately $1.2 billion of net proceeds from the Nabisco Holdings' initial public offering to repay debt. RJRN Holdings' ratio of total debt and obligations on redeemable preferred securities of subsidiary trust to total stockholders' equity at December 31, 1995 and 1994 was 1.0-to-1.

RJRN's ratio of total debt to common equity was 0.8-to-1.0 at December 31, 1995 compared with 1.0-to-1 at December 31, 1994.

    Currently, RJRN and its subsidiaries have four principal committed credit facilities. On April 28, 1995, RJRN Holdings and RJRN entered into a new $2.75 billion three year revolving bank credit agreement with various financial institutions (as amended, the "1995 RJRN Credit Agreement") and a new $750 million 364 day credit facility to support RJRN commercial paper (as amended, the "RJRN Commercial Paper Facility," and together with the 1995 RJRN Credit Agreement, the "New RJRN Credit Agreements"). Among other things, the New RJRN Credit Agreements were designed to remove restrictions on the ability of Nabisco Holdings and its subsidiaries to incur or prepay debt and allow RJRN to reduce the aggregate amount of commitments under its banking facilities from $6 billion to $3.5 billion by replacing its $5.0 billion revolving bank credit facility dated December 1, 1991 (as amended, the "1991 RJRN Credit Agreement"), and its $1.0 billion commercial paper facility dated as of April 5, 1993 (as amended and together with the 1991 RJRN Credit Agreement, the "Old RJRN Credit Agreements").

    On April 28, 1995, Nabisco Holdings and Nabisco entered into a credit agreement with various financial institutions (as amended, the "1995 Nabisco Credit Agreement") to replace the credit agreement dated as of December 6, 1994 between Nabisco and various financial institutions (the "1994 Nabisco Credit Agreement"). Among other things, the 1995 Nabisco Credit Agreement was designed to permit Nabisco to prepay intercompany debt and incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion and to extend its term from 364 days to five years. On November 3, 1995, the 1995 Nabisco Credit Agreement was amended to, among other things, reduce the committed facility to $2.0 billion from $3.5 billion. Also on November 3, 1995, Nabisco Holdings and Nabisco entered into a 364 day credit facility (the "Nabisco Commercial Paper Facility," and together with the 1995 Nabisco Credit Agreement, the "1995 Nabisco Credit Agreements") for $1.5 billion primarily to support the issuance of Nabisco commercial paper borrowings.

    The 1995 RJRN Credit Agreement provides for the issuance of up to $800 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the 1995 RJRN Credit Agreement and by the amount of outstanding RJRN commercial paper in excess of $750 million. At December 31, 1995, there were no borrowings outstanding and approximately $496 million stated amount of letters of credit issued under the 1995 RJRN Credit Agreement and approximately $224 million in RJRN commercial paper outstanding. Accordingly, the amount available under the 1995 RJRN Credit Agreement at December 31, 1995 was approximately $2.3 billion.

    The RJRN Commercial Paper Facility provides a 364 day back-up line of credit to support RJRN commercial paper issuances of up to $750 million. Availability is reduced by an amount equal to the aggregate amount of outstanding RJRN commercial paper. At December 31, 1995, there was approximately $224 million of RJRN commercial paper outstanding, leaving approximately $526 million available under the facility to support the issuance of additional RJRN commercial paper.

    The 1995 Nabisco Credit Agreement provides for the issuance of up to $300 million of irrevocable letters of credit. Availability is reduced by the aggregate amount of borrowings outstanding and letters of credit issued under the 1995 Nabisco Credit Agreement and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At December 31, 1995, there were no borrowings outstanding and no letters of credit issued under the 1995 Nabisco Credit Agreement and approximately $1.3 billion in Nabisco commercial paper outstanding. Accordingly, the amount available under the 1995 Nabisco Credit Agreement at December 31, 1995 was approximately $2.0 billion.

    The Nabisco Commercial Paper Facility is a 364 day facility that primarily supports Nabisco commercial paper issuances of up to $1.5 billion. Availability is reduced by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. At December 31, 1995, there was approximately $1.3 billion of Nabisco commercial paper outstanding, leaving approximately $200 million available under the facility to support the issuance of additional Nabisco commercial paper.

    On January 26, 1995, Nabisco Holdings completed the initial public offering of 51,750,000 shares of its Class A Common Stock, par value $.01 per share ("Class A Common Stock"), at an initial offering price of $24.50 per share. Nabisco used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its borrowings under the 1994 Nabisco Credit Agreement. The completion of Nabisco Holdings' initial public offering and the corresponding reduction in RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5% resulted in an adjustment of approximately $401 million to the carrying amount of RJRN's investment in Nabisco Holdings. Such adjustment was reflected as additional paid-in capital by RJRN Holdings and RJRN.

    On April 1, July 1 and October 1, 1995 and January 1, 1996, RJRN Holdings paid a quarterly dividend on its common stock, par value $.01 per share (the "Common Stock"), of $.375 per share. RJRN Holdings expects to continue to pay a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis. RJRN Holdings believes that its ability to pay these dividends will not be limited by the restrictions under the New RJRN Credit Agreements and the 1995 Nabisco Credit Agreements or by the policies of its Board of Directors described below.

    On April 12, 1995, the stockholders of RJRN Holdings approved a one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000. Accordingly, the rates at which shares of ESOP Convertible Preferred Stock, par value $.01 per share, and Series C Conversion Preferred Stock, par value $.01 per share, will convert into shares of Common Stock have been proportionately adjusted.

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

    On July 1 and October 1, 1995 and January 1, 1996, Nabisco Holdings paid a quarterly dividend on its common stock of $.1375 per share. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to $.1375 per share or $.55 per share on an annualized basis (approximately $146 million). RJRN would receive approximately $117 million of the annualized Nabisco Holdings dividend.

    On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due March 15, 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued interest. The aggregate redemption price and accrued interest on these debentures was approximately $442 million. The redemption resulted in an extraordinary loss of approximately $29 million ($16 million after tax and minority interest).

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007 under a $1.0 billion debt shelf registration statement filed during 1995. Approximately $352 million of debt securities remains unissued under the shelf as of December 31, 1995. The net proceeds from the issuance of these securities have been or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire RJRN commercial paper and for general corporate purposes.

    On September 21, 1995, RJRN Holdings issued approximately $978 million aggregate principal amount of its 10% Junior Subordinated Debentures due 2044 (the "Junior Subordinated Debentures") to a newly formed controlled affiliate, RJR Nabisco Holdings Capital Trust I (the "Trust"). The Trust, in turn, exchanged approximately $949 million of its preferred securities (the "Trust Preferred Securities"), representing undivided interests in 97% of the assets of the Trust, for 37,956,060 of the 50,000,000 Series B Depositary Shares (the "Series B Depositary Shares") outstanding, each representing one-tenth of a share of the 50,000 outstanding shares of RJRN Holdings' Series B Cumulative Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"). RJRN Holdings retired the exchanged shares, leaving 12,043.94 shares of the Series B Preferred Stock outstanding. The sole asset of the Trust is the Junior Subordinated Debentures. Upon redemption of the Junior Subordinated
Debentures, which have a final maturity of December 31, 2044, the Trust Preferred Securities will be mandatorily redeemed. The transaction resulted in a charge of approximately $5 million to RJRN Holdings' paid in capital as the fair value of the Trust Preferred Securities issued exceeded the book carrying value of the retired Series B Preferred Stock.

    On November 14, 1995, Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt.

    At December 31, 1995, RJRN had outstanding interest rate instruments with a notional principal amount of $0, net.

    At December 31, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and expiration dates occurring within six months. Also at December 31, 1995, Nabisco had outstanding interest rate caps with an aggregate notional principal amount of $1.0 billion, all with future effective dates commencing within six months and with expiration dates one year thereafter.

    At December 31, 1995, the aggregate amount of consolidated indebtedness subject to floating interest rates approximated $642 million. This represents a decrease of $3.7 billion from the year end 1994 level of $4.3 billion, primarily due to the application of approximately $1.2 billion of the net proceeds from the Nabisco Holdings' initial public offering to repay a portion of Nabisco's borrowing under the 1994 Nabisco Credit Agreement, Nabisco's interest rate instruments entered into during 1995 and the issuance of $1.6 billion of fixed rate debt by Nabisco and $650 million of fixed rate debt by RJRN to refinance bank and commercial paper borrowings.

    As a result of the level of market interest rates at December 31, 1995 and 1994 compared with the interest rates associated with RJRN Holdings' consolidated debt obligations, the estimated fair value amounts of RJRN Holdings' long-term debt reflected in its Consolidated Balance Sheets is higher by $246 million and lower by $444 million than the carrying amounts (book values) of such debt at December 31, 1995 and 1994, respectively. For additional disclosures concerning the fair value of

RJRN Holdings' consolidated indebtedness as well as the fair value of its interest rate arrangements at December 31, 1995 and 1994, see Notes 11 and 12 to the Consolidated Financial Statements.

    The payment of dividends and the making of distributions by RJRN Holdings to its stockholders are subject to direct and indirect restrictions under certain financing agreements and debt instruments of RJRN Holdings and RJRN and their subsidiaries. The New RJRN Credit Agreements generally restrict cumulative common and preferred dividends and distributions by RJRN Holdings after April 28, 1995 to $1 billion, plus 50% of cumulative consolidated net income, as defined in the New RJRN Credit Agreements, after January 1, 1995, plus the aggregate cash proceeds of up to $250 million in any twelve month period from issuances of equity securities. The New RJRN Credit Agreements and certain other financing agreements also limit the ability of RJRN Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, issue certain equity securities and engage in certain mergers or consolidations.

    Among other things, the 1995 Nabisco Credit Agreements generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to its stockholders, including RJRN, to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income, as defined in the 1995 Nabisco Credit Agreements, after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit and may only be extended to RJRN's foreign subsidaries. The 1995 Nabisco Credit Agreements also limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock and engage in certain mergers or consolidations. These restrictions have not had and are not expected to have a material effect on the ability of Nabisco Holdings to pay its anticipated dividends, or on the ability of RJRN to meet its obligations.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

    RJRN Holdings has indicated that, under normal circumstances, it does not plan to issue additional equity securities for purposes of balance sheet improvement.

    Capital expenditures were $744 million, $670 million and $615 million for 1995, 1994 and 1993, respectively. The current level of expenditures planned for 1996 is expected to be in the range of approximately $700 million to $750 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN Holdings' subsidiaries have operations in many countries, utilizing many different functional currencies in its foreign subsidiaries and branches. Significant foreign currency net investments are located in Germany, Canada, Hong Kong, Brazil, Argentina and Spain. Changes in the strength of these countries' currencies relative to the U.S. dollar result in direct charges or credits to equity for non-hyperinflationary countries and direct charges or credits to the income statement for hyperinflationary countries. Translation gains or losses resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments, also result in charges or credits to equity. RJRN Holdings' subsidiaries also have significant exposure to foreign exchange sale and purchase transactions in currencies other than its functional currency. The exposures include the U.S. dollar, German mark, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar and cross-rate exposure among the French franc, British pound, Italian lira and the German mark. These exposures are managed to minimize the effects of foreign currency transactions on its cash flows.

RJRN HOLDINGS' BOARD OF DIRECTORS POLICIES

    In November 1994, the Board of Directors of RJRN Holdings adopted a policy stating that RJRN Holdings will limit, until December 31, 1998, the aggregate amount of cash dividends on its capital stock. Under this policy, during that period RJRN Holdings will not pay any extraordinary cash dividends and will limit the aggregate amount of its cash dividends, cash distributions and repurchases for cash of capital stock and subordinated debt to an amount equal to the sum of $500 million plus (i) 65% of RJRN Holdings' cumulative consolidated net income before extraordinary gains or losses and restructuring charges subsequent to December 31, 1994 and (ii) net cash proceeds of up to $250 million in any year from the sale of capital stock of RJRN Holdings or its subsidiaries (other than proceeds from the Nabisco Holdings initial public offering) to the extent used to repay, purchase or redeem debt or preferred stock.

    Also in November 1994, the Board of Directors of RJRN Holdings adopted a policy providing that RJRN Holdings will not declare a dividend or distribution to its stockholders of the shares of capital stock of a subsidiary before December 31, 1996. RJRN Holdings has also adopted a policy setting forth its intention not to make such a distribution prior to December 31, 1998 if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly-held senior indebtedness of the distributed company would not be rated investment grade. The Board of Directors of RJRN Holdings is committed to effecting a spin-off of Nabisco Holdings at the appropriate time. There is no assurance that any such distribution will take place. Additional policies provide that an amount equal to the net cash proceeds from any issuance and sale of equity by RJRN Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business and that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco Holdings before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that RJRN Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. Certain subsidiaries of RJRN Holdings and RJRN have also been named as PRPs with third parties or may have indemnification obligations under CERCLA with respect to an additional thirteen sites.

    RJRN Holdings' and RJRN's subsidiaries have been engaged in a continuing program to assure compliance with U.S., state and local laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, RJRN Holdings and RJRN do not expect such expenditures or other costs to have a material adverse effect on the financial condition of either RJRN Holdings or RJRN.

                           -------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect Management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effects on financial performance and future events, competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation. For additional information concerning factors affecting future events and policies and RJRN Holdings' performance, see Part I, Items 1 through 3 and Part II Item 5 of this report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 47 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      1.  The financial statements listed in the accompanying Index to Financial
                  Statements and Financial Statement Schedules are filed as part of this report.
              2.  The financial statement schedules listed in the accompanying Index to Financial
                  Statements and Financial Statement Schedules are filed as part of this report.
              3.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
     (b)          Reports on Form 8-K filed in Fourth Quarter 1995
                  None.
     (c)          Exhibits
                  See Exhibit Index.
     (d)          Financial Statement Schedules.
                  See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 22, 1996.


                                          RJR NABISCO HOLDINGS CORP.


                                          By:   /s/ STEVEN F. GOLDSTONE
                                             ................................
                                                    (Steven F. Goldstone)
                                                       President and
                                                    Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 1996.


           SIGNATURE                           TITLE
           ---------                           -----
     /s/ CHARLES M. HARPER        Chairman of the Board and
 ................................   Director
      (Charles M. Harper)

                                  President and Chief Executive
     /s/ STEVEN F. GOLDSTONE       Officer (principal executive
 ................................   officer)
     (Steven F. Goldstone)

                                  Senior Vice President and Chief
/s/ ROBERT S. ROATH                Financial Officer (principal
 ................................   financial officer)
       (Robert S. Roath)

     /s/ RICHARD G. RUSSELL       Senior Vice President and
 ................................   Controller (principal
      (Richard G. Russell)         accounting officer)

               *                  Director
 ................................
      (John T. Chain, Jr.)

               *                  Director
 ................................
      (Julius L. Chambers)

               *                  Director
 ................................
      (John L. Clendenin)

               *                  Director
 ................................
      (H. John Greeniaus)

               *                  Director
 ................................
        (Ray J. Groves)

               *                  Director
 ................................
      (James W. Johnston)

               *                  Director
 ................................
     (John G. Medlin, Jr.)

               *                  Director
 ................................
      (Rozanne L. Ridgway)

                                         *By:     /s/ ROBERT F. SHARPE, JR.
                                               .............................
                                               (Robert F. Sharpe, Jr.)
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on February 22, 1996.

                                          RJR NABISCO, INC.



                                          By:   /s/ STEVEN F. GOLDSTONE
                                             ................................
                                                    (Steven F. Goldstone)
                                                       President and
                                                    Chief Executive Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 1996.


           SIGNATURE                           TITLE
           ---------                           -----
     /s/ CHARLES M. HARPER        Chairman of the Board and
 ................................   Director
      (Charles M. Harper)

                                  President and Chief Executive
     /s/ STEVEN F.GOLDSTONE        Officer (principal executive
 ................................   officer)
     (Steven F. Goldstone)

                                  Senior Vice President and Chief
       /s/ ROBERT S. ROATH         Financial Officer (principal
 ................................   financial officer)
       (Robert S. Roath)

     /s/ RICHARD G. RUSSELL       Senior Vice President and
 ................................   Controller (principal
      (Richard G. Russell)         accounting officer)

               *                  Director
 ................................
      (John T. Chain, Jr.)

               *                  Director
 ................................
      (Julius L. Chambers)

               *                  Director
 ................................
      (John L. Clendenin)

               *                  Director
 ................................
      (H. John Greeniaus)

               *                  Director
 ................................
        (Ray J. Groves)

               *                  Director
 ................................
      (James W. Johnston)

               *                  Director
 ................................
     (John G. Medlin, Jr.)

               *                  Director
 ................................
      (Rozanne L. Ridgway)

                                         *By:  /s/ ROBERT F. SHARPE, JR.
                                              ..............................
                                               (Robert F. Sharpe, Jr.)
                                                  Attorney-in-Fact

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                     PAGE
                                                                                  -----------
FINANCIAL STATEMENTS
  Report of Deloitte & Touche LLP, Independent Auditors........................           F-1
  Consolidated Statements of Income and Retained Earnings--Years Ended December
    31, 1995, 1994 and 1993....................................................           F-2
  Consolidated Statements of Cash Flows--Years Ended December 31, 1995,
    1994 and 1993..............................................................           F-3
  Consolidated Balance Sheets--December 31, 1995 and 1994......................           F-4
  Notes to Consolidated Financial Statements...................................      F-5-F-45

FINANCIAL STATEMENT SCHEDULES

    For the years ended December 31, 1995, 1994 and 1993:

  Schedule I    --Condensed Financial Information of Registrants...................     S-1-S-8
  Schedule II   --Valuation and Qualifying Accounts................................         S-9

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.:
RJR Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules of RJRN Holdings and RJRN as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995 as listed in the accompanying index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJRN Holdings and RJRN at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
January 29, 1996
(February 16, 1996 as
to Note 12)

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                         YEAR ENDED               YEAR ENDED              YEAR ENDED
                                        DECEMBER 31,             DECEMBER 31,            DECEMBER 31,
                                            1995                     1994                    1993
                                   -----------------------   ---------------------   ---------------------
                                      RJRN                     RJRN                    RJRN
                                    HOLDINGS       RJRN      HOLDINGS      RJRN      HOLDINGS      RJRN
                                   ----------   ----------   --------   ----------   --------   ----------
NET SALES (NOTE 2)...............  $   16,008   $   16,008   $ 15,366   $   15,366   $ 15,104   $   15,104
                                   ----------   ----------   --------   ----------   --------   ----------
Costs and expenses (Note 2):
 Cost of products sold...........       7,468        7,468      6,977        6,977      6,640        6,640
 Selling, advertising,
   administrative and general
   expenses......................       5,412        5,412      5,210        5,198      5,731        5,723
 Amortization of trademarks and
   goodwill......................         636          636        629          629        625          625
 Restructuring expense ..........         154          154         --           --        730          730
                                   ----------   ----------   --------   ----------   --------   ----------
     OPERATING INCOME............       2,338        2,338      2,550        2,562      1,378        1,386
Interest and debt expense (Notes
  9 and 11)......................        (899)        (872)    (1,065)      (1,065)    (1,209)      (1,186)
Other income (expense), net (Note
  2).............................        (173)        (175)      (110)        (121)       (58)         (88)
                                   ----------   ----------   --------   ----------   --------   ----------
     Income before income
       taxes.....................       1,266        1,291      1,375        1,376        111          112
Provision for income taxes (Note
  4).............................         580          594        611          614        114          116
                                   ----------   ----------   --------   ----------   --------   ----------
     INCOME (LOSS) BEFORE
       MINORITY INTEREST IN
       INCOME OF NABISCO.........         686          697        764          762         (3)          (4)
Minority interest in income of
  Nabisco........................         (59)         (59)        --           --         --           --
                                   ----------   ----------   --------   ----------   --------   ----------
     INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM...............         627          638        764          762         (3)          (4)
Extraordinary item--loss on early
  extinguishments of debt, net of
  income taxes and minority
  interest (Note 5)..............         (16)         (16)      (245)        (245)      (142)        (135)
                                   ----------   ----------   --------   ----------   --------   ----------
     NET INCOME (LOSS)...........         611          622        519          517       (145)        (139)
Less preferred stock dividends...         110           --        131           --         68           --
                                   ----------   ----------   --------   ----------   --------   ----------
     Net income (loss) applicable
         to common stock.........         501          622        388          517       (213)        (139)
Retained earnings (accumulated
  deficit) at beginning of
  period.........................        (364)          16       (883)        (459)      (738)        (320)
Common stock and other
  dividends......................        (569)          --       (262)          --       (178)          --
Dividends paid to parent and
  charged to retained earnings...          --         (267)        --          (42)        --           --
Amounts reclassified to paid-in
  capital........................         432           --        393           --        246           --
                                   ----------   ----------   --------   ----------   --------   ----------
RETAINED EARNINGS (ACCUMULATED
  DEFICIT) AT END OF PERIOD (NOTE
  14)............................  $       --   $      371   $   (364)  $       16   $   (883)  $     (459)
                                   ----------   ----------   --------   ----------   --------   ----------
                                   ----------   ----------   --------   ----------   --------   ----------
Net income (loss) per common and
  common equivalent share (Note
  3):
 Income (loss) before
   extraordinary item............  $     1.58           --   $   2.06           --   $  (0.26)          --
 Extraordinary item..............       (0.05)          --      (0.79)          --      (0.53)          --
                                   ----------   ----------   --------   ----------   --------   ----------
     Net income (loss)...........  $     1.53           --   $   1.27           --   $  (0.79)          --
                                   ----------   ----------   --------   ----------   --------   ----------
                                   ----------   ----------   --------   ----------   --------   ----------
Dividends per share of Common
  Stock (Note 13)................  $     1.50           --         --           --         --           --
Dividends per share of Series A
  Preferred Stock (Note 13)......          --           --   $   2.92           --   $   3.34           --
Dividends per share of Series C
  Preferred Stock (Note 13)......  $     6.01           --   $   3.94           --         --           --
Average number of common and
  common equivalent shares
  outstanding (in thousands)
  (Note 3).......................     326,643           --    307,625           --    269,839           --
                                   ----------   ----------   --------   ----------   --------   ----------
                                   ----------   ----------   --------   ----------   --------   ----------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                               YEAR ENDED            YEAR ENDED           YEAR ENDED
                                              DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
                                                  1995                  1994                 1993
                                            -----------------    ------------------   ------------------
                                              RJRN                 RJRN                 RJRN
                                            HOLDINGS   RJRN      HOLDINGS    RJRN     HOLDINGS    RJRN
                                            --------  -------    --------  --------   --------  --------
NET CASH FLOWS FROM OPERATING ACTIVITIES
 (NOTE 6).................................  $ 1,665   $ 1,699    $  1,754  $  1,719   $  1,769  $  1,604
                                            --------  -------    --------  --------   --------  --------
CASH FLOWS FROM (USED IN) INVESTING
 ACTIVITIES:
 Capital expenditures.....................     (744 )    (744)       (670)     (670)      (615)     (615)
 Divestitures of businesses...............      162       162          --        --        450       450
 Acquisitions of businesses...............     (429 )    (429)       (510)     (510)      (128)     (128)
 Net proceeds from issuance of subsidiary
  common stock............................    1,201     1,201          --        --         --        --
 Other, net...............................       75        75          39        39         32        32
                                            --------  -------    --------  --------   --------  --------
   Net cash flows from (used in) investing
    activities............................      265       265      (1,141)   (1,141)      (261)     (261)
                                            --------  -------    --------  --------   --------  --------
CASH FLOWS FROM (USED IN) FINANCING
 ACTIVITIES:
 Net borrowings (repayments) under credit
   agreements.............................   (3,100 )  (3,100)      2,911     2,911     (2,614)   (2,614)
 Net proceeds from the issuance
   (repayments) of commercial paper.......      644       644         (49)      (49)       342       342
 Proceeds from issuance of other long-term
   debt...................................    2,324     2,324          16        16      1,965     1,965
 Repayments of other long-term debt.......   (1,285 )  (1,285)     (4,666)   (4,666)    (1,977)   (1,429)
 Increase (decrease) in notes payable.....      (44 )     (44)         18        18        (24)      (24)
 Proceeds from issuance of Common Stock...       13        --          54        --          9        --
 Proceeds from issuance of Series B
  Preferred Stock.........................       --        --          --        --      1,250        --
 Proceeds from issuance of Series C
  Preferred Stock.........................       --        --       1,734        --         --        --
 Dividends paid on Common Stock...........     (307 )      --          --        --         --        --
 Dividends paid on Nabisco Holdings'
   common stock...........................      (15 )     (15)         --        --         --        --
 Dividends paid on Series A Preferred
  Stock...................................       --        --        (175)       --       (175)       --
 Dividends paid on Series B Preferred
  Stock...................................      (97 )      --        (116)       --        (33)       --
 Dividends paid on Series C Preferred
  Stock...................................     (160 )      --         (85)       --         --        --
 Dividends paid on ESOP Preferred Stock...      (19 )      --         (19)       --        (20)       --
 Dividends paid on redeemable Convertible
  Preferred Stock.........................       --        --          --        --        (13)       --
 Repurchase of preferred stock............       --        --          (3)       --       (105)       --
 Repurchases and cancellations of common
   stock and stock options................       (2 )      --          (1)       --         (1)       --
 Retirements of ESOP preferred stock......       (5 )      --          (4)       --         (1)       --
 Financing and advisory fees paid.........     (114 )    (114)        (60)       (6)       (48)       (9)
 Capital contributions from/issuance of
   common stock to parent.................       --        --          --     1,680         --     1,214
 Dividends paid to parent.................       --      (267)         --       (42)        --       (48)
 Other, net--including intercompany
  transfers...............................       44      (288)         46      (230)        63      (621)
                                            --------  -------    --------  --------   --------  --------
   Net cash flows used in financing
    activities............................   (2,123 )  (2,145)       (399)     (368)    (1,382)   (1,224)
                                            --------  -------    --------  --------   --------  --------
Effect of exchange rate changes on cash
 and cash equivalents.....................        4         4          (6)       (6)       (10)      (10)
                                            --------  -------    --------  --------   --------  --------
   Net change in cash and cash
    equivalents...........................     (189 )    (177)        208       204        116       109
Cash and cash equivalents at beginning of
 period...................................      423       409         215       205         99        96
                                            --------  -------    --------  --------   --------  --------
Cash and cash equivalents at end of
 period...................................  $   234   $   232    $    423  $    409   $    215  $    205
                                            --------  -------    --------  --------   --------  --------
                                            --------  -------    --------  --------   --------  --------

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                  DECEMBER 31,       DECEMBER 31,
                                                                      1995               1994
                                                                -----------------  -----------------
                                                                  RJRN               RJRN
                                                                HOLDINGS   RJRN    HOLDINGS   RJRN
                                                                --------  -------  --------  -------
ASSETS
Current assets:
 Cash and cash equivalents (Note 6)............................ $    234  $   232  $    423  $   409
 Accounts and notes receivable, net (Note 6)...................    1,334    1,327       934      934
 Inventories (Note 7)..........................................    2,489    2,489     2,580    2,580
 Prepaid expenses and excise taxes.............................      503      503       426      426
                                                                --------  -------  --------  -------
     TOTAL CURRENT ASSETS......................................    4,560    4,551     4,363    4,349
                                                                --------  -------  --------  -------
Property, plant and equipment--at cost.........................    8,386    8,386     7,767    7,767
Less accumulated depreciation..................................   (2,696)  (2,696)   (2,333)  (2,333)
                                                                --------  -------  --------  -------
 Net property, plant and equipment (Note 8)....................    5,690    5,690     5,434    5,434
                                                                --------  -------  --------  -------
Trademarks, net of accumulated amortization of $1,745 and
 $1,491, respectively..........................................    8,265    8,265     8,506    8,506
Goodwill, net of accumulated amortization of $2,502 and $2,124,
 respectively..................................................   12,536   12,536    12,681   12,681
Other assets and deferred charges..............................      467      466       424      423
                                                                --------  -------  --------  -------
                                                                $ 31,518  $31,508  $ 31,408  $31,393
                                                                --------  -------  --------  -------
                                                                --------  -------  --------  -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable (Note 9)........................................ $    268  $   268  $    296  $   296
 Accounts payable..............................................      755      755       548      548
 Accrued liabilities (Note 10).................................    2,649    2,490     2,532    2,488
 Current maturities of long-term debt (Note 11)................      150      150     1,970    1,970
 Income taxes accrued (Note 4).................................      302      302       248      248
                                                                --------  -------  --------  -------
     TOTAL CURRENT LIABILITIES.................................    4,124    3,965     5,594    5,550
                                                                --------  -------  --------  -------
Long-term debt (less current maturities) (Note 11).............    9,429    9,429     8,883    8,883
Other noncurrent liabilities...................................    3,016    2,365     2,235    1,836
Deferred income taxes (Note 4).................................    3,666    3,596     3,788    3,714
Commitments and contingencies (Note 12)
RJRN Holdings' obligated mandatorily redeemable preferred
 securities of subsidiary trust holding solely junior
 subordinated debentures (Note 11)*                                  954       --        --       --
Stockholders' equity (Notes 13 and 14):
 ESOP convertible preferred stock--14,990,677 and 15,315,130 shares issued and outstanding at December 31, 1995 and 1994,
   respectively................................................      240       --       245       --
 Series B preferred stock--12,044 and 50,000 shares issued and
  outstanding at December 31, 1995 and 1994, respectively......      301       --     1,250       --
 Series C convertible preferred stock--26,675,000 shares issued
   and outstanding at December 31, 1995 and 1994...............        3       --         3       --
 Common stock--272,807,942 and 272,331,377 shares issued and
  outstanding at December 31, 1995 and 1994, respectively......        3       --         3       --
 Paid-in capital...............................................   10,110   11,958    10,157   11,558
 Cumulative translation adjustments............................     (176)    (176)     (164)    (164)
 Retained earnings (accumulated deficit).......................       --      371      (364)      16
 Receivable from ESOP..........................................     (137)      --      (186)      --
 Loans receivable from employees...............................       (7)      --       (14)      --
 Unamortized value of restricted stock.........................       (8)      --       (22)      --
                                                                --------  -------  --------  -------
     TOTAL STOCKHOLDERS' EQUITY................................   10,329   12,153    10,908   11,410
                                                                --------  -------  --------  -------
                                                                $ 31,518  $31,508  $ 31,408  $31,393
                                                                --------  -------  --------  -------
                                                                --------  -------  --------  -------

------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of RJRN Holdings. Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the preferred securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of approximately $978 million and an annual interest rate of 10%.

                See Notes to Consolidated Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    This Summary of Significant Accounting Policies is presented to assist in understanding the consolidated financial statements of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN") (the "Consolidated Financial Statements") included in this report. These policies conform to generally accepted accounting principles.

  Consolidation

    Consolidated Financial Statements include the accounts of RJRN Holdings and RJRN and their subsidiaries.

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

  Depreciation

    Property, plant and equipment are depreciated principally by the straight-line method over the estimated useful lives of the assets as follows:
13-25 years for land improvements, 20-50 years for buildings and leasehold improvements and 3-20 years for machinery and equipment.

  Trademarks and Goodwill

    Values assigned to trademarks are amortized on the straight-line method over a 40 year period. Goodwill is also amortized on the straight-line method over a 40 year period.

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

  Other Income (Expense), Net

    Interest income, gains and losses on foreign currency transactions and other items of a financial nature are included in "Other income (expense), net".

  Income Taxes

    Income taxes are calculated for RJRN on a separate return basis.

  Excise Taxes

    Excise taxes are excluded from "Net sales" and "Cost of products sold".

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

  Reclassifications and Restatements

    Certain prior years' amounts have been reclassified to conform to the 1995 presentation. In addition, financial data of the prior years has been restated and financial data of the current year presented to give effect to the one-for-five reverse stock split discussed in Note 3 to the Consolidated Financial Statements.

  Advertising

    Advertising costs are generally expensed as incurred.

  Interest Rate Arrangements

    When interest rate swaps and purchased options and other interest rate arrangements effectively hedge interest rate exposures, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap, option or other interest rate arrangement is recognized immediately. In addition, for written options and other financial instruments (or components thereof) having a risk profile substantially similar to written options, changes in market value result in the current recognition of any related gains or losses.

  Foreign Currency Arrangements

    Forward foreign exchange contracts and other hedging arrangements entered into generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign exchange transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the underlying hedged foreign currency transaction does not occur, gains and losses are recognized immediately.

  Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. See Note 12 to the Consolidated Financial Statements for discussion of significant commitments and contingencies.

  New Accounting Pronouncements

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 requires that (i) long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

carrying amount of an asset may not be recoverable and (ii) long-lived assets and certain identifiable intangibles to be disposed of generally be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The adoption of the SFAS No. 121 is not expected to materially effect the financial position or results of operations of RJRN Holdings and RJRN.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a fair value based method of accounting for stock-based compensation plans in which compensation cost is measured at the date the award is granted based on the value of the award and is recognized over the employee service period. However, SFAS No. 123 allows an entity to continue to use the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), with proforma disclosures of net income and earnings per share as if the fair value based method had been applied. APB No. 25 requires compensation expense to be recognized over the employee service period based on the excess, if any, of the quoted marked price of the stock at the date the award is granted or other measurement date, as applicable, over an amount an employee must pay to acquire the stock. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. RJRN Holdings and RJRN currently plan to continue to apply the methods prescribed by APB No. 25.

NOTE 2--OPERATIONS

    Net sales and cost of products sold exclude excise taxes of $3.832 billion, $3.578 billion and $3.757 billion for 1995, 1994 and 1993, respectively.

    Consolidated other income (expense), net for 1995 includes a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with
(i) the exchange of approximately $1.8 billion aggregate principal amount of newly issued notes and debentures (the "New Notes") of Nabisco, Inc. ("Nabisco") for the same amount of notes and debentures (the "Old Notes") issued by RJRN (the "Exchange Offers") and (ii) the solicitation of consents by RJRN to certain indenture modifications from holders of the Old Notes and holders of approximately $3.58 billion of its other outstanding debt securities (the "Consent Solicitations"). The Exchange Offers, the Consent Solicitations and certain related transactions were designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN.

    RJRN Holdings recorded a pre-tax restructuring expense of $154 million in the fourth quarter of 1995 ($104 million after tax) related to a program announced on October 13, 1995 to reorganize its worldwide tobacco operations. The 1995 restructuring program was primarily undertaken in order to streamline operations and improve profitability. The 1995 restructuring program was implemented in the latter part of 1995 and will be substantially completed during 1996. A significant portion of the 1995 restructuring program will be a cash expense. The major components of the 1995 restructuring program were work force reductions totaling 1,260 employees (approximately $132 million), the rationalization and closing of facilities relating to the international tobacco operations (approximately $8 million) and equipment and lease abandonments at the domestic tobacco operations (approximately

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 2--OPERATIONS--(CONTINUED)

$14 million). At December 31, 1995, approximately $102 million of severance pay and benefits remained to be paid. Anticipated annual future cash savings from the plan are estimated to be in excess of approximately $70 million after tax.

    During the fourth quarter of 1994, RJRN Holdings approved and adopted a plan to realign Headquarters' functions, transferring certain responsibilities to the operating companies and significantly streamlining the holding company. The plan reflected expectations of a lower level of financings and other activities at the holding company as RJRN Holdings concludes the post-LBO period. The costs and expenses associated with this decision resulted in a charge of approximately $65 million before tax, a significant portion of which was a cash expense. The majority of the charge was related to accrued employee termination benefits for the 25% of Headquarters' employees terminated (approximately $40 million). This cost was incurred pursuant to a continuing plan for employee termination benefits that provided for the payment of specified amounts of severance and benefits to terminated employees. The remainder of the charge (approximately $25 million) was related to the abandonment of leases of certain corporate office facilities as a result of the realignment and streamlining and the reduced need for office space. The plan was implemented in the first quarter of 1995 and was substantially completed during 1995. At December 31, 1995, approximately $14 million of severance pay and benefits remained to be paid.

    RJRN Holdings recorded a pre-tax restructuring expense of $730 million in the fourth quarter of 1993 ($467 million after tax) related to a program announced on December 7, 1993. The 1993 restructuring program was undertaken to respond to a changing consumer product business environment and to streamline operations and improve profitability. The 1993 program, which was implemented in the latter part of 1993 and substantially completed during 1995, consisted of workforce reductions, reassessment of raw material sourcing and production arrangements, contract termination costs, abandonment of leases and the rationalization and closing of manufacturing and sales facilities. Approximately 75% of the restructuring program required cash outlays. At December 31, 1995, approximately $21 million for severance pay and benefits remained to be paid.

    During 1994, a change in the estimated cost of the 1993 restructuring program resulted in a credit to income of $23 million related to changes in the number of workforce reductions and an increase in cost of $21 million associated with the rationalization and abandonment of manufacturing and sales facilities. The net adjustment during 1994 of the above changes was reflected in selling, advertising, administrative and general expenses.

NOTE 3--EARNINGS PER SHARE

    Earnings per share is based on income applicable to the consolidated group, including the portion of income of Nabisco Holdings Corp. ("Nabisco Holdings") applicable to the consolidated group based on RJRN's approximately 80.5% economic ownership interest in Nabisco Holdings and Nabisco Holdings' primary earnings per share. Earnings per share is also based on the weighted average number of shares of RJRN Holdings' common stock, par value $.01 per share (the "Common Stock"), $.835 Depositary Shares ("Series A Depositary Shares") and Series C Depositary Shares ("Series C Depositary Shares") outstanding during the period and Common Stock assumed to be outstanding to reflect the effect of dilutive options. RJRN Holdings' other potentially dilutive securities are not included in the earnings per share calculation because the effect of excluding interest and dividends on such securities for the period would exceed the earnings allocable to the Common Stock into which such securities would be

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--EARNINGS PER SHARE--(CONTINUED)

converted. Accordingly, RJRN Holdings' earnings per share and fully diluted earnings per share are the same. The net loss per common and common equivalent share reported for the year ended December 31, 1993 would have increased by $.91 per share if the weighted average number of shares of Series A Depositary Shares outstanding during the period had been excluded from the earnings per share calculation.

    Net income per common and common equivalent share, including the average number of common and common equivalent shares outstanding, reflects a one-for-five reverse stock split approved by the RJRN Holdings' stockholders on April 12, 1995.

NOTE 4--INCOME TAXES

    The provision for income taxes consisted of the following:

                                                YEAR ENDED           YEAR ENDED          YEAR ENDED
                                               DECEMBER 31,         DECEMBER 31,        DECEMBER 31,
                                                   1995                 1994                1993
                                             -----------------    ----------------    ----------------
                                               RJRN                 RJRN                RJRN
                                             HOLDINGS     RJRN    HOLDINGS    RJRN    HOLDINGS    RJRN
                                             --------     ----    --------    ----    --------    ----
Current:
  Federal................................      $525       $540      $401      $466      $295      $366
  Foreign and other......................       227       227        221      221        169      169
                                             --------     ----    --------    ----    --------    ----
                                                752       767        622      687        464      535
                                             --------     ----    --------    ----    --------    ----
Deferred:
  Federal................................      (190)      (191)      (40)     (102)     (298)     (367)
  Foreign and other......................        18        18         29       29        (52)     (52 )
                                             --------     ----    --------    ----    --------    ----
                                               (172)      (173)      (11)     (73 )     (350)     (419)
                                             --------     ----    --------    ----    --------    ----
Provision for income taxes...............      $580       $594      $611      $614      $114      $116
                                             --------     ----    --------    ----    --------    ----
                                             --------     ----    --------    ----    --------    ----

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--INCOME TAXES--(CONTINUED)

    The components of the deferred income tax liability disclosed on the Consolidated Balance Sheet at December 31, 1995 and 1994 included the following:

                                                    DECEMBER 31, 1995     DECEMBER 31, 1994
                                                    ------------------    ------------------
                                                      RJRN                  RJRN
                                                    HOLDINGS     RJRN     HOLDINGS     RJRN
                                                    --------    ------    --------    ------
Deferred tax assets:
  Pension liabilities............................    $ (101)    $ (101)    $  (88)    $  (88)
  Other postretirement liabilities...............      (338)      (338)      (326)      (326)
  Restructuring and other accrued liabilities....      (142)      (142)      (226)      (226)
                                                    --------    ------    --------    ------
        Total deferred tax assets................      (581)      (581)      (640)      (640)
                                                    --------    ------    --------    ------
Deferred tax liabilities:
  Property and equipment.........................     1,008      1,008      1,049      1,049
  Trademarks.....................................     2,765      2,765      2,784      2,784
  Other..........................................       427        357        531        457
                                                    --------    ------    --------    ------
        Total deferred tax liabilities...........     4,200      4,130      4,364      4,290
                                                    --------    ------    --------    ------
          Net deferred tax liabilities before
valuation allowance..............................     3,619      3,549      3,724      3,650
  Valuation allowance............................        47         47         64         64
                                                    --------    ------    --------    ------
  Net deferred income taxes......................    $3,666     $3,596     $3,788     $3,714
                                                    --------    ------    --------    ------
                                                    --------    ------    --------    ------

    Pre-tax income (loss) for domestic and foreign operations is shown in the following table:

                                              YEAR ENDED            YEAR ENDED            YEAR ENDED
                                             DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                 1995                  1994                  1993
                                          ------------------    ------------------    ------------------
                                            RJRN                  RJRN                  RJRN
                                          HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
                                          --------    ------    --------    ------    --------    ------
Domestic (includes U.S. exports).......    $  782     $  807     $  867     $  868     $ (169)    $ (168)
Foreign................................       484        484        508        508        280        280
                                          --------    ------    --------    ------    --------    ------
Pre-tax income.........................    $1,266     $1,291     $1,375     $1,376     $  111     $  112
                                          --------    ------    --------    ------    --------    ------
                                          --------    ------    --------    ------    --------    ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--INCOME TAXES--(CONTINUED)

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                         YEAR ENDED          YEAR ENDED          YEAR ENDED
                                        DECEMBER 31,        DECEMBER 31,        DECEMBER 31,
                                            1995                1994                1993
                                      -----------------   ----------------   ------------------
                                        RJRN                RJRN               RJRN
                                      HOLDINGS    RJRN    HOLDINGS   RJRN    HOLDINGS    RJRN
                                      --------   ------   --------   -----   --------   -------
Income taxes computed at statutory
U.S. federal income tax rates.......    $443     $  452    $  481    $ 481    $   39    $    39
State taxes, net of federal
  benefit...........................      52         52        54       54        23         23
Goodwill amortization...............     125        125       124      124       125        125
Federal rate change impact on
deferred income taxes...............      --         --        --       --        86         86
Decrease in deferred tax amounts,
  primarily for a change in the
  functional currency relating to
  foreign branch operations.........      --         --        --       --      (108)      (108)
Taxes on foreign operations at rates
  different than statutory U.S.
  federal rate......................      (4)        (4)       (6)      (6)      (14)       (14)
FSC income exclusion................     (15)       (15)      (14)     (14)      (14)       (14)
Other items, net....................     (21)       (16)      (28)     (25)      (23)       (21)
                                      --------   ------   --------   -----   --------   -------
Provision for income taxes..........    $580     $  594    $  611    $ 614    $  114    $   116
                                      --------   ------   --------   -----   --------   -------
                                      --------   ------   --------   -----   --------   -------
Effective tax rate..................    45.8%      46.0%     44.5%    44.7%    102.7%     103.8%
                                      --------   ------   --------   -----   --------   -------
                                      --------   ------   --------   -----   --------   -------

    At December 31, 1995, there was $1.752 billion of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes or foreign withholding taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

    RJRN Holdings' provision for income taxes for 1993 was increased by $96 million as a result of the enactment of certain federal tax legislation during the third quarter of 1993 which increased federal corporate income tax rates to 35% from 34%, retroactively to January 1, 1993. The components of this increase to RJRN Holdings' provision for income taxes included an $86 million non-cash charge resulting primarily from the remeasurement of the balance of deferred federal income taxes at the date of enactment of the new federal tax legislation for the change in the income tax rates, and a $10 million charge resulting from the increase in current federal income taxes accrued for the change in the income tax rates and other effects of the new tax legislation. Also during 1993, RJRN Holdings' provision for income taxes was decreased by a $108 million credit primarily resulting from a change in the functional currency, for U.S. federal income tax purposes, relating to foreign branch operations.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--INCOME TAXES--(CONTINUED)

    During 1993, $101 million of previously recognized deferred income tax benefits for operating loss carryforwards ($36 million), minimum tax credit carryforwards ($44 million) and other carryforward items ($21 million) were realized for federal tax purposes.

NOTE 5--EXTRAORDINARY ITEM

    Early extinguishment of debt resulted in the following extraordinary losses:

                                                      YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                     DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
                                                         1995               1994               1993
                                                    ---------------   ----------------   ----------------
                                                      RJRN              RJRN               RJRN
                                                    HOLDINGS   RJRN   HOLDINGS   RJRN    HOLDINGS   RJRN
                                                    --------   ----   --------   -----   --------   -----
Cash paid in excess of net carrying amount (book
value) of debt extinguished.......................    $(21)    $(21)   $ (348)   $(348)   $ (206)   $(196)
Write-off of debt issuance costs..................      (8)     (8 )      (29)     (29)      (12)     (12)
                                                    --------   ----   --------   -----   --------   -----
Extraordinary item--loss on early extinguishment
  of debt before income taxes.....................     (29)    (29 )     (377)    (377)     (218)    (208)
Benefit for income taxes..........................      10      10        132      132        76       73
                                                    --------   ----   --------   -----   --------   -----
Extraordinary item--loss on early estinguishment
  of debt, net of income taxes, before minority
  interest........................................     (19)    (19 )     (245)    (245)     (142)    (135)
Minority interest.................................      (3)     (3 )       --       --        --       --
                                                    --------   ----   --------   -----   --------   -----
Extraordinary item--loss on early extinguishment
  of debt, net of income taxes and minority
  interest........................................    $(16)    $(16)   $ (245)   $(245)   $ (142)   $(135)
                                                    --------   ----   --------   -----   --------   -----
                                                    --------   ----   --------   -----   --------   -----

    See Note 11 to the Consolidated Financial Statements for further discussion of early extinguishments of debt.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--SUPPLEMENTAL CASH FLOWS INFORMATION

    A reconciliation of net income (loss) to net cash flows from operating activities follows:

                                               YEAR ENDED            YEAR ENDED            YEAR ENDED
                                              DECEMBER 31,          DECEMBER 31,          DECEMBER 31,
                                                  1995                  1994                  1993
                                           ------------------    ------------------    ------------------
                                             RJRN                  RJRN                  RJRN
                                           HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
                                           --------    ------    --------    ------    --------    ------
CASH FLOWS FROM (USED IN) OPERATING
  ACTIVITIES:
  Net income (loss).....................    $  611     $  622     $  519     $  517     $ (145)    $ (139)
                                           --------    ------    --------    ------    --------    ------
  Adjustments to reconcile net income
    (loss) to net cash flows from
    operating activities:
    Depreciation of property, plant and
      equipment.........................       482        482        454        454        448        448
    Amortization (principally
intangibles)............................       689        689        698        698        701        701
    Deferred income tax benefit.........      (172)      (173)       (11)       (73)      (350)      (419)
    Non-cash interest and debt
      expense...........................        15         15        119        119        295        273
    Extraordinary item--loss on early
extinguishments of debt.................        29         29        377        377        218        208
    (Increase) decrease in accounts and
      notes receivable..................      (351)      (344)       (69)       (61)        75         84
    Decrease in inventories.............       159        159        111        111         80         80
    Increase in prepaid expenses and
      excise taxes......................       (61)       (61)       (18)       (18)       (37)       (37)
    (Increase) decrease in other assets
      and deferred charges..............         9          9        (55)       (57)        (4)        43
    Increase (decrease) in accounts
      payable and accrued liabilities...        (2)       (22)      (363)      (363)       308        312
    Increase (decrease) in income taxes
      accrued...........................        54         54         26         51        (53)        54
    Increase (decrease) in other
      noncurrent liabilities............       123        122        (37)       (37)       215         24
    Other, net..........................        80        118          3          1         18        (28)
                                           --------    ------    --------    ------    --------    ------
        Total adjustments...............     1,054      1,077      1,235      1,202      1,914      1,743
                                           --------    ------    --------    ------    --------    ------
    Net cash flows from operating
      activities........................    $1,665     $1,699     $1,754     $1,719     $1,769     $1,604
                                           --------    ------    --------    ------    --------    ------
                                           --------    ------    --------    ------    --------    ------

    Cash payments for income taxes and interest were as follows:

                                                 YEAR ENDED          YEAR ENDED           YEAR ENDED
                                                DECEMBER 31,        DECEMBER 31,         DECEMBER 31,
                                                    1995                1994                 1993
                                              ----------------    ----------------    ------------------
                                                RJRN                RJRN                RJRN
                                              HOLDINGS    RJRN    HOLDINGS    RJRN    HOLDINGS     RJRN
                                              --------    ----    --------    ----    --------    ------
Income taxes paid, net of refunds..........     $583      $583      $496      $496     $  408     $  408
Interest paid..............................     $788      $784      $986      $986     $  912     $  912

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--SUPPLEMENTAL CASH FLOWS INFORMATION--(CONTINUED)

    Cash equivalents at December 31, 1995 and 1994, valued at cost (which approximates market value), totaled $115 million and $364 million, respectively, and consisted principally of domestic and Eurodollar time deposits and certificates of deposit.

    At December 31, 1995 and 1994, cash of $17 million and $60 million, respectively, was held in escrow as collateral for letters of credit issued in connection with certain foreign currency debt.

    On February 7, 1990, RJRN entered into an arrangement in which it agreed to sell for cash substantially all of its subsidiaries' domestic trade accounts receivable generated during a five-year period to a financial institution. Pursuant to amendments entered into in 1992, the length of the receivable program was extended an additional year. During 1995, the arrangement was further amended to October 1996 for only domestic trade accounts receivable generated by Nabisco. The accounts receivable have been and will continue to be sold with limited recourse at purchase prices reflecting the rate applicable to the cost to the financial institution of funding its purchases of accounts receivable and certain administrative costs. During 1995, 1994 and 1993, total proceeds of approximately $8.0 billion, $7.9 billion and $8.2 billion, respectively, were received in connection with this arrangement. The amount of total proceeds received applicable to Nabisco's domestic trade accounts receivable generated during 1995, 1994 and 1993 were approximately $5.5 billion, $5.3 billion and $4.9 billion, respectively. At December 31, 1995 and 1994, the accounts receivable balance has been reduced by approximately $418 million and $391 million, respectively, due to the receivables sold.

    For information regarding certain non-cash financing activities, see Notes 11 and 13 to the Consolidated Financial Statements.

NOTE 7--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1995            1994
                                                            ------------    ------------
Finished products........................................      $  755          $  771
Leaf tobacco.............................................       1,152           1,299
Raw materials............................................         231             206
Other....................................................         351             304
                                                            ------------    ------------
                                                               $2,489          $2,580
                                                            ------------    ------------
                                                            ------------    ------------

    At December 31, 1995 and 1994, approximately $1.0 billion and $1.2 billion, respectively, of domestic tobacco inventories was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1995 and 1994 was greater than the amount at which these inventories were carried on the Consolidated Balance Sheets by $146 million and $141 million, respectively.

    For the years ended December 31, 1995, 1994 and 1993, net income was increased by $29 million, $10 million and $6 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce leaf durations consistent with forecasts of future operating requirements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1995            1994
                                                            ------------    ------------
Land and land improvements...............................     $    319        $    323
Buildings and leasehold improvements.....................        1,899           1,856
Machinery and equipment..................................        5,615           5,056
Construction-in-process..................................          553             532
                                                            ------------    ------------
                                                                 8,386           7,767
Less accumulated depreciation............................       (2,696)         (2,333)
                                                            ------------    ------------
    Net property, plant and equipment....................     $  5,690        $  5,434
                                                            ------------    ------------
                                                            ------------    ------------

NOTE 9--NOTES PAYABLE

    Notes payable consisted of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1995            1994
                                                            ------------    ------------
Notes payable to banks...................................      $  268          $  296
                                                            ------------    ------------
                                                            ------------    ------------

Weighted average interest rate for notes payable consisted of the following:

Notes payable to banks...................................       5.05%           9.77%
                                                                 ---             ---
                                                                 ---             ---

NOTE 10--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                            DECEMBER 31,    DECEMBER 31,
                                                                1995            1994
                                                            ------------    ------------
Marketing and advertising................................      $  532          $  553
Payroll and employee benefits............................         424             380
Excise taxes.............................................         277             260
Accrued interest.........................................         254             189
Other....................................................       1,162           1,150
                                                            ------------    ------------
                                                               $2,649          $2,532
                                                            ------------    ------------
                                                            ------------    ------------

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE

    Interest and debt expense consisted of the following:

                                                      YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                         1995            1994            1993
                                                     ------------    ------------    ------------
Cash interest.....................................       $884           $  946          $  914
Non-cash interest and debt expense................         15              119             295
                                                        -----           ------          ------
                                                         $899           $1,065          $1,209
                                                        -----           ------          ------
                                                        -----           ------          ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

    Long-term debt consisted of the following:

                                                           DECEMBER 31, 1995         DECEMBER 31, 1994
                                                         ----------------------     -------------------
                                                           DUE          DUE           DUE        DUE
                                                          WITHIN       AFTER         WITHIN     AFTER
                                                         ONE YEAR   ONE YEAR(1)     ONE YEAR   ONE YEAR
                                                         --------   -----------     --------   --------
Nabisco Holdings Long-term Debt:
  7.75% debentures with annual sinking fund payments
    through 2003.......................................    $  3       $    38        $   --     $   --
  6.11-8.3% Notes due 1996 through 2015................       5         2,937            --         --
  1994 Nabisco Credit Agreement........................      --            --         1,350         --
  1995 Nabisco Credit Agreement, variable interest
    (varies with prime rate and LIBOR--weighted average
    interest rate of 6.0% at December 31, 1995), due
    April 28, 2000(2)..................................      --            --            --         --
  Nabisco commercial paper, variable interest (varies
    with LIBOR - weighted average interest rate of 6.0%
    at December 31, 1995)(3)...........................      --         1,289            --         --
  Other indebtedness...................................      16            91            13        139
                                                         --------   -----------     --------   --------
      Total Nabisco Holdings long-term debt............      24         4,355         1,363        139
                                                         --------   -----------     --------   --------
RJRN Long-term Debt:
  8.625% debentures with annual sinking fund payments
    through 2017 (net of $59 million of such debentures
    held by RJRN on December 31, 1994 for future
    sinking fund requirements).........................      --            32           400        634
  5.56-9.25% Notes, due 1996 through 2013..............     117         4,121           200      4,932
  5.375-10% foreign currency debt, due 2000 to 2001....      --           548            --        500
  1991 RJRN Credit Agreement...........................      --            --            --      1,750
  1995 RJRN Credit Agreement, variable interest (varies
    with prime rate and LIBOR--weighted average
    interest rate of 6.09% at December 31, 1995), due
    December 31, 1997(4)...............................      --            --            --         --
  RJRN commercial paper, variable interest (varies with
LIBOR - weighted average interest rate of 6.27% at
  December 31, 1995)(5)................................      --           224            --        864
  Other indebtedness...................................       9           149             7         64
                                                         --------   -----------     --------   --------
      Total RJRN long-term debt........................     126         5,074           607      8,744
                                                         --------   -----------     --------   --------
      Total long-term debt.............................    $150       $ 9,429        $1,970     $8,883
                                                         --------   -----------     --------   --------
                                                         --------   -----------     --------   --------

------------

(1) The payment of debt through December 31, 2000 is due as follows (in millions): 1997--$61; 1998--$31; 1999--$1,944 and 2000--$1,319.

(2) Nabisco maintains a revolving credit facility of $2.0 billion (as amended, the "1995 Nabisco Credit Agreement"), of which $2.0 billion is unused at December 31, 1995. Availability of the unused portion is reduced by the aggregate amount of letters of credit issued under the 1995 Nabisco Credit Agreement and by the amount of outstanding Nabisco commercial paper in excess of $1.5 billion. At December 31, 1995, there were no letters of credit issued under the 1995 Nabisco Credit Agreement. A commitment fee of .15% per annum is payable on the total facility.

(3) Nabisco maintains a 364-day revolving credit facility primarily to support Nabisco commercial paper issuances of up to $1.5 billion (the "Nabisco Commercial Paper Facility"). Availability is reduced

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

   by an amount equal to the aggregate amount of outstanding Nabisco commercial paper. A commitment fee of .1% per annum is payable on the total facility.

(4) RJRN maintains a revolving credit facility of $2.75 billion (as amended, the "1995 RJRN Credit Agreement"), of which $2.75 billion was unused at December 31, 1995. Availability of the unused portion is reduced by $496 million for the extension of irrevocable letters of credit issued under the 1995 RJRN Credit Agreement and by the amount of outstanding RJRN commercial paper in excess of $750 million. A commitment fee of .225% per annum is payable on the total facility.

(5) RJRN maintains a 364-day back-up line of credit to support RJRN commercial paper issuances of up to $750 million (as amended, the "RJRN Commercial Paper Facility"), which expires in April 1996. Availability is reduced by an amount equal to the aggregate amount of outstanding RJRN commercial paper. A commitment fee of .175% per annum is payable on the total facility.

                              -------------------

    Based on RJRN's and Nabisco's intention and ability to continue to refinance, for more than one year, the amount of their respective commercial paper borrowings in the commercial paper market or with additional borrowings under their respective credit agreements, domestic commercial paper borrowings have been included under "Long-term debt."

    During 1993, RJRN repurchased for approximately $1.0 billion in cash certain of its subordinated debentures consisting of $153 million aggregate principal amount of its 15% Payment-in-Kind Debentures due May 15, 2001 (the "15% Subordinated Debentures"), $82 million aggregate principal amount of its 13 1/2% Subordinated Debentures due May 15, 2001 (the "13 1/2% Subordinated Debentures") and $768 million aggregate principal amount (approximately $671 million accreted amount) of its Subordinated Discount Debentures due May 15, 2001 (the "Subordinated Discount Debentures"). The principal or accreted amounts of such debentures was refinanced from proceeds of debt securities maturing after 1998, including debt securities issued during 1993. The purchase of most of such amount had been temporarily funded with borrowings under RJRN's revolving credit facility (as amended, the "1991 RJRN Credit Agreement").

    The remaining portion of a participation in an employee stock ownership plan established by RJRN Holdings (the "ESOP") was repurchased on January 15, 1993 for cash, plus accrued and unpaid interest thereon.

    RJRN Holdings redeemed on May 1, 1993, 100% of the aggregate principal amount of its outstanding Senior Converting Debentures due 2009 (the "Converting Debentures") at a price of $1,000 for each $1,000 principal amount of Converting Debentures, plus accrued and unpaid interest thereon, for the period from February 9, 1989 through April 30, 1993, of $937.54 for each $1,000 principal amount of Converting Debentures.

    During 1993, RJRN issued $750 million principal amount of 8% Notes due 2000, $500 million principal amount of 8 3/4% Notes due 2005 and $500 million principal amount of 9 1/4% Debentures due 2013. Also during 1993, RJRN issued medium-term notes maturing in the years 1995-1998 having an aggregate initial offering price of approximately $230 million. The net proceeds from the sale of these debt securities and the Series B Preferred Stock Offering (as hereinafter defined) were used for general corporate purposes, which included refinancings of indebtedness, working capital, capital expenditures, acquisitions and repurchases and redemptions of securities. Pending such uses, proceeds were used to repay indebtedness under the 1991 RJRN Credit Agreement or for short-term liquid investments.

    A portion of the net proceeds collected from the sale of RJRN Holdings' ready-to-eat cold cereal business during 1992 was used on February 5, 1993 to redeem $216 million principal amount of

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

RJRN's 9 3/8% Sinking Fund Debentures due 2016 (the "9 3/8% Debenture") at a price of $1,065.63 for each $1,000 principal amount of 9 3/8% Debentures, plus accrued and unpaid interest thereon.

    On May 15, 1994, RJRN redeemed substantially all of its approximately $2 billion in outstanding subordinated debentures. The subordinated debentures redeemed consisted of the Subordinated Discount Debentures, the 15% Subordinated Debentures and the 13 1/2% Subordinated Debentures at redemption prices of 107 1/2%, 107 1/2% and 106 3/4%, respectively, plus accrued interest. Approximately $1.2 billion principal or accreted amount of such debentures was refinanced with proceeds of debt securities maturing after 1998 that were issued during 1993. Such proceeds had been used to temporarily reduce indebtedness under the 1991 RJRN Credit Agreement. In addition, the redemption of such debentures was funded with approximately $900 million of net proceeds from the sale of 266,750,000 Series C Depositary Shares completed on May 6, 1994 in connection with the issuance of 26,675,000 shares of Series C Conversion Preferred Stock, par value $.01 per share ("Series C Preferred Stock").

    On November 30, 1994, RJRN redeemed $1.5 billion of 10 1/2% Senior Notes due 1998 (the "10 1/2% Senior Notes"); $373.5 million of 8 3/8% Sinking Fund Debentures due 2017 and approximately $24.8 million of 7 3/8% Sinking Fund Debentures due 2001. On December 2, 1994, RJRN redeemed $100 million of the 13 1/2% Subordinated Debentures. The redemption price for the 10 1/2% Senior Notes was equal to $1,071 plus accrued interest for each $1,000 principal amount of notes. The redemption price for the 8 3/8% Sinking Fund Debentures due 2017 was equal to $1,054.44 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 7 3/8% Sinking Fund Debentures due 2001 was equal to $1,005.60 plus accrued interest for each $1,000 principal amount of debentures. The redemption price for the 13 1/2% Subordinated Debentures was equal to $1,067.50 plus accrued interest for each $1,000 principal amount of debentures. These redemptions were funded with borrowings under the 1991 RJRN Credit Agreement, internally generated cash flow, and, in the case of the 8 3/8% Sinking Fund Debentures due 2017, proceeds from RJRN Holdings' Series C Preferred Stock Offering (as hereinafter defined).

    On December 7, 1994, Nabisco borrowed $1.35 billion under its credit agreement dated as of December 6, 1994 (the "1994 Nabisco Credit Agreement") to repay a portion of Nabisco's intercompany indebtedness to RJRN. RJRN used the proceeds of the repayment to reduce borrowings under the 1991 RJRN Credit Agreement.

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

    On April 28, 1995, RJRN entered into the 1995 RJRN Credit Agreement and the RJRN Commercial Paper Facility (together with the 1995 RJRN Credit Agreement, the "New RJRN Credit Agreements"). Among other things, the New RJRN Credit Agreements were designed to remove restrictions on the ability of Nabisco Holdings and its subsidiaries to incur or prepay debt and to allow RJRN to reduce the aggregate amount of commitments under its banking facilities from $6 billion to $3.5 billion by replacing its 1991 RJRN Credit Agreement and its $1.0 billion commercial paper

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

facility dated as of April 5, 1993 (as amended and together with the 1991 RJRN Credit Agreement, the "Old RJRN Credit Agreements").

    On April 28, 1995, Nabisco Holdings and Nabisco entered into the 1995 Nabisco Credit Agreement with various financial institutions to replace the 1994 Nabisco Credit Agreement. Among other things, the 1995 Nabisco Credit Agreement was designed to permit Nabisco to prepay intercompany debt and incur long-term debt, to increase Nabisco's committed facility from $1.5 billion to $3.5 billion and to extend its term from 364 days to five years. On November 3, 1995, the 1995 Nabisco Credit Agreement was amended to, among other things, reduce the committed facility to $2.0 billion from $3.5 billion. Also on November 3, 1995, Nabisco Holdings and Nabisco entered into a 364 day credit facility (the "Nabisco Commercial Paper Facility" and together with the 1995 Nabisco Credit Agreement, the "1995 Nabisco Credit Agreements") for $1.5 billion primarily to support the issuance of commercial paper borrowings.

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

    On July 17, 1995, Nabisco redeemed its outstanding 8 5/8% Sinking Fund Debentures Due March 15, 2017 at a price of $1,051.75 for each $1,000 principal amount of debentures, plus accrued interest. The aggregate redemption price and accrued interest on these debentures was approximately $442 million. The redemption resulted in an extraordinary loss of approximately $29 million ($16 million after tax and minority interest).

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

    On July 24, 1995, RJRN issued $400 million aggregate principal amount of 8% Notes Due 2001 and $250 million aggregate principal amount of 8 3/4% Notes Due 2007 under a $1.0 billion debt shelf registration statement. Approximately $352 million of debt securities remains unissued under the shelf as of December 31, 1995. The net proceeds from the issuance of these securities have been or will be used to repay borrowings under the 1995 RJRN Credit Agreement, to retire RJRN commercial paper and for general corporate purposes.

    On September 21, 1995, RJRN Holdings issued approximately $978 million aggregate principal amount of its 10% Junior Subordinated Debentures due 2044 (the "Junior Subordinated Debentures") to a newly formed controlled affiliate, RJR Nabisco Holdings Capital Trust I (the "Trust"). The Trust, in turn, exchanged approximately $949 million of its preferred securities (the "Trust Preferred Securities"), representing undivided interests in 97% of the assets of the Trust, for 37,956,060 of the 50,000,000 Series B Depositary Shares (the "Series B Depositary Shares") outstanding, each representing one-tenth of a share of the 50,000 outstanding shares of RJRN Holdings' Series B Cumulative Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"). RJRN Holdings retired the exchanged shares, leaving 12,043.94 shares of the Series B Preferred Stock outstanding. The transaction resulted in a charge of approximately $5 million to RJRN Holdings' paid-in capital as the fair value of the Trust Preferred Securities issued, which was the book carrying value assigned to these securities, exceeded the book carrying value of the retired Series B Preferred Stock. The difference between the assigned value of the Trust Preferred Securities and its redemption value will be amortized to interest expense over its term. The sole asset of the Trust is the Junior Subordinated Debentures. Upon maturity or redemption of the Junior Subordinated Debentures, which have a final maturity of December 31, 2044, the Trust Preferred Securities will be mandatorily redeemed. The Junior Subordinated Debentures are redeemable at the option of RJRN Holdings, in whole or in part, on or after August 19, 1998, at a redemption price equivalent to $25 per Junior Subordinated Debenture to be redeemed, plus accrued and unpaid interest thereon, to the redemption date. Upon the repayment of the Junior Subordinated Debentures, whether at maturity, upon redemption or otherwise, the proceeds thereof will be promptly applied to redeem the Trust Preferred Securities. Holders of Trust Preferred Securities have no right to require the Trust to redeem the Trust Preferred Securities at the option of the holders. Cash distributions on the Trust Preferred Securities are cumulative at an annual rate of 10% of the liquidation amount of $25 per security and are payable quarterly in arrears, but only to the extent that interest payments are made on the Junior Subordinated Debentures. Cash distributions in arrears for more than one quarter will bear interest at 10% of the liquidation amount per security compounded quarterly.

    On November 14, 1995, Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt.

    At December 31, 1995, RJRN had outstanding interest rate instruments with a notional principal amount of $0, net. (See Note 12 to the Consolidated Financial Statements for additional disclosures regarding interest rate arrangements).

    At December 31, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and expiration dates occurring within six months. Also at December 31, 1995, Nabisco had outstanding interest rate caps with an aggregate notional principal amount of $1.0 billion, all with future effective dates commencing within six months and with expiration dates one year thereafter. (See Note 12 to the Consolidated Financial Statements for additional disclosures regarding interest rate arrangements).

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

    The estimated fair value of RJRN Holdings' consolidated long-term debt as of December 31, 1995 and 1994 was approximately $10.1 billion and $10.7 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate. The estimated fair value is higher by $246 million and lower by $444 million than the carrying amounts (book values) of RJRN Holdings' long-term debt at December 31, 1995 and 1994, respectively, as a result of the level of market interest rates at December 31, 1995 and 1994 compared with the interest rates associated with RJRN Holdings' debt obligations. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of RJRN Holdings' consolidated long-term debt as of December 31, 1995 and 1994 is not necessarily indicative of the amounts that RJRN Holdings could realize in a current market exchange.

    The payment of dividends and the making of distributions by RJRN Holdings to its stockholders are subject to direct and indirect restrictions under certain financing agreements and debt instruments of RJRN Holdings and RJRN and their subsidiaries. The New RJRN Credit Agreements generally restrict cumulative common and preferred dividends and distributions by RJRN Holdings after April 28, 1995 to $1 billion, plus 50% of cumulative consolidated net income, as defined in the New RJRN Credit Agreements, after January 1, 1995, plus the aggregate cash proceeds of up to $250 million in any twelve month period from issuances of equity securities. The New RJRN Credit Agreements and certain other financing agreements also limit the ability of RJRN Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, issue certain equity securities and engage in certain mergers or consolidations.

    Among other things, the 1995 Nabisco Credit Agreements generally restrict common and preferred dividends and distributions after April 28, 1995 by Nabisco Holdings to its stockholders, including RJRN, to $300 million plus 50% of Nabisco Holdings' cumulative consolidated net income, as defined in the 1995 Nabisco Credit Agreement, after January 1, 1995. In general, loans and advances by Nabisco Holdings and its subsidiaries to RJRN are effectively subject to a $100 million limit and may only be extended to RJRN's foreign subsidiaries. The 1995 Nabisco Credit Agreements also limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock and engage in certain mergers or consolidations. These restrictions have not had and are not expected to have a material effect on the ability of Nabisco Holdings to pay its anticipated dividends, or on the ability of RJRN to meet its obligations.

    In November 1994, the Board of Directors of RJRN Holdings adopted a policy stating that RJRN Holdings will limit, until December 31, 1998, the aggregate amount of cash dividends on its capital stock. Under this policy, during that period RJRN Holdings will not pay any extraordinary cash dividends and will limit the aggregate amount of its cash dividends, cash distributions and repurchases for cash of capital stock and subordinated debt to an amount equal to the sum of $500 million plus (i) 65% of RJRN Holdings' cumulative consolidated net income before extraordinary gains or losses and restructuring charges subsequent to December 31, 1994 and (ii) net cash proceeds of up to $250 million in any year from the sale of capital stock of RJRN Holdings or its subsidiaries (other than

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 11--LONG-TERM DEBT AND INTEREST AND DEBT EXPENSE--(CONTINUED)

proceeds from the Nabisco Holdings initial public offering) to the extent used to repay, purchase or redeem debt or preferred stock.

    Also in November 1994, the Board of Directors of RJRN Holdings adopted a policy providing that RJRN Holdings will not declare a dividend or distribution to its stockholders of the shares of capital stock of a subsidiary before December 31, 1996. RJRN Holdings has also adopted a policy setting forth its intention not to make such a distribution prior to December 31, 1998 if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly-held senior indebtedness of the distributed company would not be rated investment grade. The Board of Directors of RJRN Holdings is committed to effecting a spin-off of Nabisco Holdings at the appropriate time. There is no assurance that any such distribution will take place. Additional policies provide that an amount equal to the net cash proceeds from any issuance and sale of equity by RJRN Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business and that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco Holdings before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that RJRN Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

NOTE 12--COMMITMENTS AND CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During 1995, 101 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 22 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. A total of 132 such actions in the United States and two against RJRT's Canadian subsidiary were pending on December 31, 1995. As of February 16, 1996, 144 active cases were pending against RJRT and/or its affiliates or indemnitees, 142 in the United States and two in Canada. The United States cases are in 22 states and are distributed as follows: 90 in Florida; 10 in Louisiana; 5 in Texas; 4 in each of Indiana, Kansas and Tennessee; 3 in each of Mississippi, California and Pennsylvania; 2 in each of Alabama, Colorado, Massachusetts and Minnesota; and one in each of Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Rhode Island, South Carolina and West Virginia. Of the 142 active cases in the United States, 116 are pending in state court and 26 in federal court.

    Five of the 142 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Four of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

treatment of citizens allegedly suffering from tobacco related diseases or conditions. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 20 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Cigarette Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., which award was overturned on appeal and the case was subsequently dismissed.

    On June 24, 1992, the United States Supreme Court in Cipollone held that claims that tobacco companies failed to adequately warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Supreme Court also held that claims of breach of express warranty, fraud, misrepresentation and conspiracy were not preempted. The Supreme Court's decision was announced through a plurality opinion, and further definition of how Cipollone will apply to other cases must await rulings in those cases.

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

    Set forth below are descriptions of the class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Massachusetts, Minnesota, Mississippi and West Virginia, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

    In 1991, Broin v. Philip Morris Company, a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants appeal of this certification to the Florida Third District Court of Appeal was denied on January 3, 1995. A motion for rehearing has been filed.

    In March 1994, Castano v. The American Tobacco Company, a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. In July 1995, the Fifth Circuit Court of Appeals agreed to hear defendants, appeal of this class certification. A decision is expected in 1996.

    In March 1994, Lacey v. Lorillard Tobacco Company, a purported class action, was filed in Circuit Court, Fayette County, Alabama against three cigarette manufacturers, including RJRT. Plaintiff, who claims to represent all smokers who have smoked or are smoking cigarettes manufactured and sold by defendants in the state of Alabama, seeks compensatory and punitive damages not to exceed $48,500 per class member and injunctive relief arising from defendants' alleged failure to disclose additives used in their cigarettes. In April 1994, defendants removed the case to the United States District Court for the Northern District of Alabama.

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants appealed that ruling to the Florida Third District Court of Appeal which, on January 31, 1996, decided to certify a class limited to Florida citizens or residents. The defendants are considering seeking a rehearing.

    In September 1994, Granier v. American Tobacco Company, a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case is stayed pending determination of the motion for class certification in the Castano case.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, then captioned Le Tourneau v. Imperial
Tobacco Company seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty and conspiracy. The relief sought consists of damages of one million dollars for each of the three named plaintiffs, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. On June 2, 1995, the plaintiffs, on consent, were granted leave to file an amended statement of claim to remove Le Tourneau as representative plaintiff and add two additional representative plaintiffs. The case is now captioned Caputo v. Imperial Tobacco Limited.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, the California Supreme Court ruled that the plantiffs' claim that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code was not preempted by the Cigarette Act. The plantiffs are acting as private attorneys general. This opinion allows the plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. The defendants' Petition for Certiorari to the United States Supreme Court was denied in December 1994. The case has been remanded to the trial court.

    In June 1994, in Moore v. The American Tobacco Company, RJRN and RJRT were named along with other industry members as defendants in an action brought by the Mississippi state attorney general on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens allegedly suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi also seeks an injunction from "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case will proceed in Chancery Court. RJRN and other industry holding companies have been dismissed from the case.

    In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the state of Minnesota and of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota
v. Philip Morris, alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. Motions by the defendants to dismiss all claims of Blue Cross/Blue Shield and certain substantive claims of the State of Minnesota, and by plaintiffs to strike certain of the defendants' defenses, were denied on May 19, 1995. An intermediate appeals court declined to hear the defendants' appeal from the ruling denying the motion to dismiss all claims of Blue Cross/Blue Shield on the ground that it lacks standing to bring the action, but the Minnesota Supreme Court has agreed to do so. Oral argument was heard January 29, 1996 and a decision is pending.

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

Tobacco Company, is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts. On October 20, 1995, at a hearing on the defendants' joint motion to prohibit prosecution of the action due to plaintiff's unlawful retention of counsel under a contingent fee arrangement, in a ruling from the bench, the contingent fee agreement between the West Virginia Attorney General and private attorneys preparing the case was held to be void on the grounds that the Attorney General has no constitutional, legislative, or statutory authority for entering into such an agreement.

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

    The suit by the state of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets and National Association of Convenience Stores in June 1994. On June 26, 1995 the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the statute unconstitutional. Both plaintiffs and defendants appealed this decision which the Florida Supreme Court accepted for a direct appeal. Oral argument was heard on November 6, 1995.

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

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

    On November 28, 1995, RJRT and other domestic cigarette manufacturers filed petitions for declaratory judgment in Massachusetts (Federal Court) and Texas (State Court, Austin Texas) as to potential Medicaid reimbursement suits that had been threatened by the Attorneys General of those states. On January 22, 1996, a similar petition for declaratory judgement was filed in Maryland (State Court).

    On December 19, 1995, the Commonwealth of Massachusetts filed suit against cigarette manufacturers including RJRT and additional defendants including trade associations and wholesalers, seeking reimbursement of Medicaid and other costs incurred by the state in providing health care to citizens allegedly suffering from diseases or conditions purportedly caused by cigarette smoking. The complaint also seeks orders requiring the manufacturing defendants to disclose and disseminate prior research; fund a corrective campaign and smoking cessation program; disclose nicotine yields of their products; and pay restitution.

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

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters. Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

COMMITMENTS

    At December 31, 1995, other commitments totalled approximately $777 million, principally for minimum operating lease commitments, the purchase of leaf tobacco inventories, the purchase of machinery and equipment and other contractual arrangements.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

    Certain financial instruments with off-balance sheet risk have been entered into by RJRN and Nabisco to manage their interest rate and foreign currency exposures.

    RJRN and Nabisco have each adopted policies to utilize interest rate instruments that will adjust the mix of floating rate debt and fixed rate debt on a one for one basis.


Interest Rate Arrangements

    During 1995, Nabisco began managing its own interest rate exposure by adjusting its mix of floating rate debt and fixed rate debt. As part of managing its interest rate exposure, Nabisco entered into interest rate swaps and caps during 1995 to effectively fix a portion of its interest rate exposure on its floating rate debt. The impact of these arrangements was not significant. At December 31, 1995, Nabisco had outstanding fixed interest rate swaps with an aggregate notional principal amount of $1.0 billion and expiration dates within six months. Also at December 31, 1995, Nabisco had outstanding interest rate caps with an aggregate notional principal amount of $1.0 billion, all with future effective dates commencing within six months and with expiration dates one year thereafter.

    RJRN also manages its interest rate exposure by adjusting its mix of floating rate debt and fixed rate debt. During 1994, RJRN cancelled all of its financial interest rate arrangments with optionality. Such cancelled instruments increased 1994 interest expense by $45 million. Also during 1994, as part of its current strategy to manage interest rate exposure, RJRN effectively neutralized the effects of any future changes in market interest rates on the remainder of its outstanding interest rate swaps, options, caps and other financial instruments through the purchase of offsetting positions. Net unrealized gains and losses on the remaining interest rate instruments at the time such instruments were neutralized are currently being amortized to interest expense through 1997. As a result of the 1994 activity, the net notional principal amount of outstanding interest rate instruments has been $0. The impact to interest expense from the utilization of interest rate instruments by RJRN has resulted in additional interest expense during 1995 and 1994 of approximately $39 million and $22 million (which included the $45 million stated above), respectively, and lower interest expense during 1993 of approximately $70 million. In addition, additional interest expense will be recorded during 1996 and 1997 of approximately $28 million and $5 million, respectively, in connection with the 1994 activity. At December 31, 1995, RJRN had outstanding interest rate swaps, options, caps and other interest rate arrangements with

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

financial institutions having a total gross notional principal amount of $2.8 billion and a net notional amount of $0. These arrangements entered into by RJRN mature as follows:

                                                          GROSS NOTIONAL PRINCIPAL AMOUNT
                                                     ------------------------------------------
    TYPE OF INSTRUMENT                                1996        1997        1998       TOTAL
    ------------------                               ------      ------      ------      ------
                                                               (AMOUNTS IN MILLIONS)
Variable rate pay swaps.........................     $  600      $  750      $   50      $1,400
Fixed rate pay swaps............................        600         750          50       1,400
                                                     ------      ------      ------      ------
                                                     $1,200      $1,500      $  100      $2,800
                                                     ------      ------      ------      ------
                                                     ------      ------      ------      ------


Foreign Currency Arrangements

    RJRN Holdings' subsidiaries have operations in many countries, utilizing many different functional currencies in its foreign subsidiaries and branches. Significant foreign currency net investments are located in Germany, Canada, Hong Kong, Brazil, Argentina and Spain. Changes in the strength of these countries' currencies relative to the U.S. dollar result in direct charges or credits to equity for non-hyperinflationary countries and direct charges or credits to the income statement for hyperinflationary countries. Translation gains or losses resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments, also result in charges or credits to equity. RJRN Holdings' subsidiaries also have significant exposure to foreign exchange sale and purchase transactions in currencies other than its functional currency. The exposures include the U.S. dollar, German mark, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Spanish peseta and cross-rate exposure among the French franc, British pound, Italian lira and the German mark. These exposures are managed to minimize the effects of foreign currency transactions on its cash flows.

    At December 31, 1995 and 1994, RJRN had outstanding forward foreign exchange contracts with banks to purchase or sell an aggregate notional principal amount of $959 million and $713 million, respectively. The weighted average maturity of the arrangements outstanding at December 31, 1995 approximated four months. Such contracts were primarily entered into to hedge future commitments. The purpose of RJRN's foreign currency hedging activities is to protect RJRN from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates.

    At December 31, 1995 and 1994, Nabisco had outstanding forward foreign exchange contracts with banks to purchase or sell an aggregate notional principal amount of $142 million and $94 million, respectively. Such contracts were primarily entered into to hedge future commitments. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates.

    The above interest rate and foreign currency arrangements entered into by RJRN and Nabisco involve, to varying degrees, elements of market risk as a result of potential changes in future interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 12--COMMITMENTS AND CONTINGENCIES--(CONTINUED)

such potential changes in future interest and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, RJRN and Nabisco may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, RJRN and Nabisco continually monitor their positions and the credit ratings of their counterparties and therefore, do not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

SUMMARY FINANCIAL INSTRUMENTS FAIR VALUE INFORMATION

    At December 31, 1995 and 1994, the carrying amounts and estimated fair values of financial instruments entered into by RJRN and Nabisco were as follows:

                                                    DECEMBER 31, 1995               DECEMBER 31, 1994
                                               ----------------------------    ----------------------------
                                                   ASSETS/(LIABILITIES)            ASSETS/(LIABILITIES)
                                               ----------------------------    ----------------------------
   RJRN FINANCIAL INSTRUMENTS                  CARRYING VALUE    FAIR VALUE    CARRYING VALUE    FAIR VALUE
   --------------------------                  --------------    ----------    --------------    ----------
                                                                  (AMOUNTS IN MILLIONS)
Interest rate swaps:
  Variable rate pay swaps...................      $     (1)       $       -       $      -        $     (76)
                                               --------------    ----------    --------------    ----------
  Fixed rate pay swaps......................      $    (11)       $     (44)      $      -        $       4
                                               --------------    ----------    --------------    ----------
Forward foreign exchange contracts..........      $      2        $       9       $     (1)       $      (4)
                                               --------------    ----------    --------------    ----------

    NABISCO FINANCIAL INSTRUMENTS
--------------------------------------------
Interest rate swaps:
  Fixed rate pay swaps......................      $      -        $      (2)      $      -        $       -
                                               --------------    ----------    --------------    ----------
Interest rate caps..........................      $      3        $       1       $      -        $       -
                                               --------------    ----------    --------------    ----------
Forward foreign exchange contracts..........      $      -        $       -       $      -        $       -
                                               --------------    ----------    --------------    ----------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL

    The changes in Common Stock and paid-in capital are shown as follows:

                                                                              1995                        1994
                                                                     -----------------------     -----------------------
                                                                       SHARES        AMOUNT        SHARES        AMOUNT
                                                                     -----------     -------     -----------     -------
                                                                                    (DOLLARS IN MILLIONS)
Common Stock--$0.01 par value--authorized 440,000,000 shares at
 December 31, 1995:
 Balance at beginning of year....................................    272,331,377     $     3     227,602,258     $     2
 Shares issued during the period.................................        543,787          --       2,781,575          --
 Conversion of Series A Preferred Stock..........................             --          --      42,000,000           1
 Shares repurchased and
   cancelled.....................................................        (67,222)         --         (52,456)         --
                                                                     -----------     -------     -----------     -------
     Balance at end of year......................................    272,807,942     $     3     272,331,377     $     3
                                                                     -----------     -------     -----------     -------
                                                                     -----------     -------     -----------     -------
Paid-in capital:
 Balance at beginning of year....................................                    $10,157                     $ 8,787
 Shares issued during the period, net of stock issuance costs....                         13                       1,754
 Tax benefits recorded on shares issued to management, dividends
   on restricted stock and dividends on ESOP shares allocated....                          4                           9
 Shares and stock options repurchased and cancelled..............                         (2)                         (1)
 Fees and other expenses.........................................                        (30)                         --
 Gain on sale of subsidiary common stock.........................                        401                          --
 Amounts reclassified from retained earnings.....................                       (432)                       (393)
 Other...........................................................                         (1)                           1
                                                                                     -------                     -------
     Balance at end of year......................................                    $10,110                     $10,157
                                                                                     -------                     -------
                                                                                     -------                     -------
                                                                            1993
                                                                   -----------------------
                                                                     SHARES        AMOUNT
                                                                   -----------     -------
Common Stock--$0.01 par value--authorized 440,000,000 shares at
 December 31, 1995:
 Balance at beginning of year....................................  226,929,708     $     2
 Shares issued during the period.................................      738,582          --
 Conversion of Series A Preferred Stock..........................           --          --
 Shares repurchased and cancelled................................      (66,032)         --
                                                                   -----------     -------
     Balance at end of year......................................  227,602,258     $     2
                                                                   -----------     -------
                                                                   -----------     -------
Paid-in capital:
 Balance at beginning of year....................................                  $ 9,057
 Shares issued during the period, net of stock issuance costs....                      (16)
 Tax benefits recorded on shares issued to management, dividends
   on restricted stock and dividends on ESOP shares allocated....                        3
 Management shares and stock options repurchased and cancelled...                       (2)
 Fees and other expenses.........................................                       --
 Gain on sale of subsidiary common stock.........................                       --
 Amounts reclassified from retained earnings.....................                     (246)
 Other...........................................................                       (9)
                                                                                   -------
     Balance at end of year......................................                  $ 8,787
                                                                                   -------
                                                                                   -------

    At December 31, 1995, RJRN Holdings' outstanding classes of capital stock consisted of the following: the Common Stock, the Series B Preferred Stock, the Series C Preferred Stock and the ESOP Convertible Preferred Stock, stated value of $16.00 per share and par value of $.01 per share (the "ESOP Preferred Stock"). In addition, RJRN Holdings had its Cumulative Convertible Preferred Stock, stated value of $25 per share and par value of $.01 per share (the "Cumulative Convertible Preferred Stock"), outstanding until the fourth quarter of 1993 and its Series A Conversion Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), outstanding until the fourth quarter of 1994. All of the classes of preferred stock of RJRN Holdings rank senior to the Common Stock as to dividends and preferences in liquidation. RJRN Holdings' charter authorized 150,000,000 preferred shares at December 31, 1995 and 1994.

    On November 1, 1990, RJRN Holdings issued and/or registered 72,032,000 shares of the Cumulative Convertible Preferred Stock. The Cumulative Convertible Preferred Stock paid cash dividends at a rate of 11.5% of stated value per annum, payable quarterly in arrears commencing January 15, 1991. The Cumulative Convertible Preferred Stock was convertible after May 1, 1991 into shares of Common Stock at a conversion price of $45 of stated value per share of Common Stock. Holders of the Cumulative Convertible Preferred Stock converted 379 shares of the stock into 210 shares of Common Stock during 1992 and another 123,523 shares into 68,595 shares of Common Stock during 1993. On December 6, 1993, the outstanding Cumulative Convertible Preferred Stock was redeemed at a redemption price of $27.0125 per share plus accrued and unpaid dividends.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

    On April 10, 1991, the ESOP borrowed $250 million from RJRN Holdings (the "ESOP Loan") to purchase 15,625,000 shares of ESOP Preferred Stock. The ESOP Loan, which was renegotiated in 1993, has a final maturity in 2006 and bears interest at the rate of 8.2% of its stated value per annum. At December 31, 1995, the ESOP Preferred Stock is convertible into 2,998,135 shares of Common Stock, subject to adjustment in certain events, and bears cumulative dividends at a rate of 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears commencing January 2, 1992, when, as and if declared by the board of directors of RJRN Holdings. The ESOP Preferred Stock is redeemable at the option of RJRN Holdings, in whole or in part, at any time on or after April 10, 1999, at an initial optional redemption price of $16.25 per share. The initial optional redemption price declines thereafter on an annual basis in the amount of $.125 a year to $16 per share on April 10, 2001, plus accrued and unpaid dividends. Holders of ESOP Preferred Stock have voting rights with respect to certain matters submitted to a vote of the holders of the Common Stock. Effective January 1, 1992, RJRN's matching contributions to eligible employees under its Capital Investment Plan are being made in the form of ESOP Preferred Stock. RJRN's matching contribution obligation in respect of each participating employee is equal to $.50 for every pre-tax dollar contributed by the employee, up to 6% of the employee's pay. The shares of ESOP Preferred Stock are allocated at either the floor value of $16 a share or the fair market value of one-fifth of a share of Common Stock, whichever is higher. During 1995, 1994 and 1993, approximately $23 million, $22 million and $29 million, respectively, was contributed to the ESOP by RJRN or RJRN Holdings and approximately $19 million, $19 million and $20 million, respectively, of ESOP dividends were used to service the ESOP's debt to RJRN Holdings.

    On November 8, 1991, RJRN Holdings issued 52,500,000 shares of Series A Preferred Stock and sold 210,000,000 Series A Depositary Shares, each of which represented one-quarter of a share of Series A Preferred Stock. Each share of Series A Preferred Stock paid cash dividends at a rate of $3.34 per annum, payable quarterly in arrears commencing February 18, 1992. On November 15, 1994, the 210,000,000 Series A Depository Shares converted automatically into 42,000,000 shares of Common Stock.

    On August 18, 1993, RJRN Holdings issued 50,000 shares of Series B Preferred Stock, and sold 50,000,000 Series B Depositary Shares at $25 per Series B Depositary Share ($1.25 billion) in connection with such issuance (the "Series B Preferred Stock Offering"). Each share of Series B Preferred Stock bears cumulative cash dividends at a rate of $2,312.50 per annum, or $2.3125 per Series B Depositary Share, and is payable quarterly in arrears commencing December 1, 1993. Each Series B Depositary Share represents .001 ownership interest in a share of Series B Preferred Stock of RJRN Holdings. At RJRN Holdings' option, on or after August 19, 1998, RJRN Holdings may redeem shares of the Series B Preferred Stock (and the Depositary will redeem the number of Series B Depositary Shares representing the shares of Series B Preferred Stock) at a redemption price equivalent to $25 per Series B Depositary Share plus accrued and unpaid dividends thereon. RJRN Holdings' ability to redeem the Series B Preferred Stock is subject to certain restrictions in its credit agreements. On September 21, 1995, RJRN Holdings retired approximately 76% of the outstanding Series B Preferred Stock in connection with the exchange of approximately $949 million amount of Trust Preferred Securities for 37,956,060 of the 50,000,000 Series B Depositary Shares. (See Note 11 to the Consolidated Financial Statements.)

    On May 6, 1994, RJRN Holdings completed the issuance of 26,675,000 shares of Series C Preferred Stock in connection with the sale of 266,750,000 Series C Depositary Shares at $6.50 per

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

depositary share. Approximately $900 million of the net proceeds from the sale of the Series C Depositary Shares was applied to the redemption of RJRN's subordinated debentures on May 15, 1994. The remaining proceeds from the sale of the Series C Depositary Shares were used to repay indebtedness under the 1991 RJRN Credit Agreement and for short-term liquid investments until they were applied to redeem certain of RJRN's sinking fund debentures. Each share of Series C Preferred Stock bears cumulative cash dividends at a rate of $6.012 per annum, or $.6012 per Series C Depositary Share, payable quarterly in arrears. Each Series C Depositary Share represents a one-tenth ownership interest in a share of Series C Preferred Stock of RJRN Holdings. Each share of Series C Preferred Stock will mandatorily convert into two shares of Common Stock on May 15, 1997, subject to adjustment in certain events, plus accrued and unpaid dividends thereon. In addition, at RJRN Holdings' option, RJRN Holdings may redeem shares of the Series C Preferred Stock (and the Depositary will redeem the number of Series C Depositary Shares representing such shares of Series C Preferred Stock) at a redemption price to be paid in shares of Common Stock (or, following certain circumstances, other consideration), plus accrued and unpaid dividends. The optional redemption price declines from $112.286 per share by $.01656 per share on each day following May 6, 1994 to $95.246 per share on March 15, 1997 and is $94.25 thereafter.

    The completion on January 26, 1995 of the Nabisco Holdings' initial public offering of 51,750,000 shares of its Class A Common Stock and the corresponding reduction in RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5% resulted in an adjustment of approximately $401 million to the carrying amount of RJRN's investment in Nabisco Holdings. Such adjustment was reflected as additional paid-in capital by RJRN Holdings and RJRN.

    On April 1, July 1 and October 1, 1995 and January 1, 1996, RJRN Holdings paid a quarterly dividend on the Common Stock of $.375 per share. RJRN Holdings expects to continue to pay at least a quarterly cash dividend on the Common Stock equal to $.375 per share or $1.50 per share on an annualized basis.

    On April 12, 1995, the stockholders of RJRN Holdings approved a one-for-five reverse stock split and the corresponding reduction in the number of authorized shares of Common Stock from 2,200,000,000 to 440,000,000. Accordingly, the rates at which shares of ESOP Preferred Stock and Series C Preferred Stock convert into shares of Common Stock were proportionately adjusted.

    On July 1 and October 1, 1995 and January 1, 1996, Nabisco Holdings paid a quarterly dividend on its common stock of $.1375 per share. Nabisco Holdings expects to continue to pay a quarterly cash dividend on its common stock equal to at least $.1375 per share or $.55 per share on an annualized basis (approximately $146 million). RJRN would receive approximately $117 million of the annualized Nabisco Holdings dividend.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

    The changes in stock options are shown as follows:

                                                        1995                           1994                    1993
                                            ----------------------------   ----------------------------     ----------
                                              OPTIONS          PRICE         OPTIONS          PRICE          OPTIONS
                                            -----------     ------------   -----------     ------------     ----------
Balance at beginning of year:
 Stock Option Plan......................      3,754,672     $25.00-52.25     4,648,022     $25.00-52.25      5,071,189
 Long Term Incentive Plan...............     12,411,651      22.60-57.80    12,926,527      22.60-57.80      3,930,920
Options granted:
 Stock Option Plan......................         14,400            30.00        32,160            34.40             --
 Long Term Incentive Plan...............     12,823,060      26.88-32.25       355,400      27.50-37.20      9,842,620
Options exercised:
 Stock Option Plan......................       (153,960)           25.00      (918,947)     25.00-28.75       (223,209)
 Long Term Incentive Plan...............        (14,137)     22.82-29.69        (7,171)           27.80             --
Options repurchased and cancelled:
 Stock Option Plan......................     (2,340,491)     25.00-34.38        (6,563)     25.00-56.25       (199,958)
 Long Term Incentive Plan...............    (11,639,260)     22.82-54.69      (863,105)     27.80-50.65       (847,013)
                                            -----------                    -----------                      ----------
Balance at end of year:
 Stock Option Plan......................      1,274,621      25.00-52.25     3,754,672      25.00-52.25      4,648,022
 Long Term Incentive Plan...............     13,581,314      22.60-57.80    12,411,651      22.60-57.80     12,926,527
                                            -----------                    -----------                      ----------
                                             14,855,935      22.60-57.80    16,166,323      22.60-57.80     17,574,549
                                            -----------                    -----------                      ----------
                                            -----------                    -----------                      ----------

                                             PRICE
                                          ------------
Balance at beginning of year:
 Stock Option Plan......................  $25.00-52.25
 Long Term Incentive Plan...............   37.50-57.80
Options granted:
 Stock Option Plan......................            --
 Long Term Incentive Plan...............   22.60-45.65
Options exercised:
 Stock Option Plan......................         25.00
 Long Term Incentive Plan...............            --
Options repurchased and cancelled:
 Stock Option Plan......................   25.00-42.75
 Long Term Incentive Plan...............   27.80-50.00
Balance at end of year:
 Stock Option Plan......................   25.00-52.25
 Long Term Incentive Plan...............   22.60-57.80
                                           22.60-57.80

    At December 31, 1995, options were exercisable as to 3,437,549 shares, compared with 8,794,841 shares at December 31, 1994, and 4,003,608 shares at December 31, 1993. As of December 31, 1995, options for 7,374,069 shares of Common Stock were available for future grant.

    To provide an incentive to attract and retain key employees responsible for the management and administration of the business affairs of RJRN Holdings and its subsidiaries, on June 15, 1989 the board of directors of RJRN Holdings adopted the Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp. and Subsidiaries (the "Stock Option Plan") pursuant to which options to purchase Common Stock may be granted. On June 16, 1989, the Stock Option Plan was approved by the written consent of the holders of a majority of the Common Stock. Non-employee directors or key employees of RJRN Holdings or any subsidiary of RJRN Holdings are eligible to be granted options under the Stock Option Plan. A maximum of 6,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the Stock Option Plan. The options to key employees granted under the Stock Option Plan generally vest over a three year period and the exercise price of such options is generally the fair market value of the Common Stock on the date of grant. On March 1, 1994, the Stock Option Plan was amended to satisfy the requirements of a nondiscretionary formula plan for stock option grants to directors. Each eligible director is, upon becoming a director, granted an option under the Stock Option Plan to purchase 6,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the Common Stock on the date of grant. They cannot be exercised for six months following the date of grant but, thereafter, are exercisable for ten years from the date of grant. In addition, each eligible director receives an annual grant of stock options which is made on the date of the director's election or re-election to the Board of Directors. The annual grant is intended to deliver a predetermined value, and the number of shares of Common Stock subject to the option is determined based on an internal valuation methodology. In 1995 and 1994, each eligible director received a stock option to purchase 1,400 shares and 1,180 shares, respectively, of Common Stock. The annually granted stock options have a ten year term and vest over three years (33% on the first and second anniversaries of the date of grant and 34% on the third anniversary).

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

    On August 1, 1990, the board of directors of RJRN Holdings adopted the 1990 Long Term Incentive Plan (the "1990 LTIP") which was approved on such date by the written consent of the holders of a majority of the Common Stock. The 1990 LTIP authorizes grants of incentive awards ("Grants") in the form of "incentive stock options" under Section 422 of the Internal Revenue Code, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares or other stock-based grants. Awards under the 1990 LTIP may be granted to key employees of, or other persons having a unique relationship to, RJRN Holdings and its subsidiaries. Directors who are not also employees of RJRN Holdings and its subsidiaries are ineligible for Grants. A maximum of 21,000,000 shares of Common Stock (which may be adjusted in the event of certain capital changes) may be issued under the 1990 LTIP pursuant to Grants. The 1990 LTIP also limits the amount of shares which may be issued pursuant to "incentive stock options" and the amount of shares subject to Grants which may be issued to any one participant. As of December 31, 1995, purchase stock, stock options other than incentive stock options, restricted stock, performance shares, performance units and other stock-based grants have been granted under the 1990 LTIP. The options granted before July 1, 1993 under the 1990 LTIP generally will vest over a three year period ending each December 31. Options granted on and after July 1, 1993, vest over a three year period beginning from the date of grant. The exercise prices of outstanding LTIP options are between $22.60 and $57.80 per share. On April 27, 1995, employees of RJRN, RJRT and R.J. Reynolds Tobacco International, Inc. ("Reynolds International") with outstanding stock options under the LTIP and the Stock Option Plan were permitted to elect to surrender 100% of their outstanding LTIP and Stock Option Plan stock options (less the stock options permitted to be exchanged for Nabisco LTIP options, as described below) in exchange for a new grant of options under the LTIP. Options to purchase 8,389,656 shares of Common Stock were surrendered and 8,389,656 were reissued pursuant to this program. These options have an exercise price of $27.00 and are 100% vested but not exercisable for three years. On April 27, 1995 and on June 13, 1995, certain key employees were granted premium options to purchase shares of Common Stock. These options have an exercise price that is 10% above the fair market value on the date of the grant ($29.70 and $28.88, respectively) and vest over a three year period. In connection with the purchase stock grants awarded during 1995, 1994 and 1993, 16,529 shares, 0 shares and 124,444 shares, respectively, of Common Stock were purchased and options to purchase a specified number of shares were granted upon the optionee purchasing a stated dollar amount of Common Stock. In addition, an arrangement was made in 1995 to enable a purchaser to borrow on a secured basis from RJRN Holdings the price of the stock purchased. The current annual interest rate on the 1995 arrangement, which was set in December 1995 at the then applicable federal rate for long-term loans, is 6.26%. These borrowings plus accrued interest and taxes must generally be repaid within two years following termination of active employment. During 1995 and 1994, 30,000 shares and 884,100 shares, respectively, of Common Stock were awarded in connection with restricted stock grants made. These shares are subject to restrictions that will lapse 3 years from the date of grant (or earlier under certain circumstances). Other stock-based awards were made in 1995 and 1994 under the 1990 LTIP to individuals who previously acquired certain purchase stock under the 1990 LTIP. Under this program, such individuals receive grants of Common Stock or cash at the Company's election on either three or four annual grant dates beginning July 1994 and ending either July 1, 1996 or July 1, 1997. The fair market value of Common Stock to be awarded on each grant date is equal to the excess, if any, of (i) 33% or 25%, respectively, of the maximum amount the individual could have borrowed to acquire purchase stock, over (ii) the then fair market value of the same percentage of such individual's purchase stock. The grant is increased by the amount of presumed borrowing costs and the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 13--CAPITAL STOCK AND PAID-IN CAPITAL--(CONTINUED)

amount necessary to hold the individual harmless from income taxes due as a result of the grant. No grant will be made on a grant date if, on such grant date, the amount determined under clause (ii) above equals or exceeds the amount determined in clause (i) above.

    In connection with the initial public offering of shares of Nabisco Holdings in January 1995, the board of directors of Nabisco Holdings adopted the Nabisco Holdings Corp. 1994 Long Term Incentive Plan (the "Nabisco LTIP") which is substantially similar to the LTIP except that stock-based awards are denominated in shares of Class A Common Stock of Nabisco Holdings. On January 19, 1995, January 27, 1995 and March 31, 1995, employees of Nabisco with outstanding stock options under the LTIP and the Stock Option Plan were permitted to elect to surrender 100% of their outstanding LTIP and the Stock Option Plan stock options in exchange for the grant of options under the Nabisco LTIP. Charles M. Harper, as chairman of the board of directors of Nabisco Holdings, was permitted to surrender 50% of his outstanding LTIP options on January 19, 1995 in exchange for Nabisco LTIP options. Options to purchase a total of 5,119,884 shares of Common Stock were surrendered pursuant to this program. Also on March 31, 1995 and for one employee on June 16, 1995, employees of RJRN with outstanding stock options under the LTIP and the Stock Option Plan were permitted to elect to surrender 20% of their outstanding LTIP and Stock Option Plan stock options in exchange for the grant of options under the Nabisco LTIP. Options to purchase a total of 103,319 shares of Common Stock were surrendered pursuant to this program. Also on January 19, 1995, RJRN Holdings purchased one-half of Mr. Harper's restricted LTIP purchase shares (62,222 shares) at the then fair market value ($28.125 per share), and he used the proceeds to acquire similarly restricted shares of Class A Common Stock of Nabisco Holdings.

NOTE 14--RETAINED EARNINGS AND CUMULATIVE TRANSLATION ADJUSTMENTS

    Retained earnings (accumulated deficit) at December 31, 1995, 1994 and 1993 includes non-cash expenses related to accumulated trademark and goodwill amortization of $4.280 billion, $3.644 billion and $3.015 billion, respectively.

    The changes in cumulative translation adjustments are shown as follows:

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Balance at beginning of period.........................      $ (164)         $ (102)         $  (47)
  Translation and other adjustments....................         (12)            (62)            (55)
                                                             ------          ------          ------
Balance at end of period...............................      $ (176)         $ (164)         $ (102)
                                                             ------          ------          ------
                                                             ------          ------          ------

NOTE 15--RETIREMENT BENEFITS

    RJRN and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees. Plans covering regular full-time employees in the tobacco operations as well as the majority of salaried employees in the corporate groups and food operations provide pension benefits that are based on credits, determined by age, earned throughout an employee's service and final average compensation before retirement. Plan benefits are offered as lump sum or annuity options. Plans covering hourly as well as certain salaried employees in the corporate groups and food operations

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--RETIREMENT BENEFITS--(CONTINUED)

provide pension benefits that are based on the employee's length of service and final average compensation before retirement. RJRN's policy is to fund the cost of current service benefits and past service cost over periods not exceeding 30 years to the extent that such costs are currently tax deductible. Additionally, RJRN and its subsidiaries participate in several (i) multi-employer plans, which provide benefits to certain union employees, and (ii) defined contribution plans, which provide benefits to certain employees in foreign countries. Employees in foreign countries who are not U.S. citizens are covered by various post-employment benefit arrangements, some of which are considered to be defined benefit plans for accounting purposes.

    A summary of the components of pension expense for RJRN-sponsored plans follows:

                                                             YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                1995           1994           1993
                                                            ------------   ------------   ------------
Defined benefit pension plans:
  Service cost--benefits earned during the period.........     $   69         $   97         $   76
  Interest cost on projected benefit obligation...........        265            256            255
  Less actual return on plan assets.......................       (555)           (17)          (388)
  Net amortization and deferral...........................        308           (245)           122
                                                               ------         ------         ------
      Total...............................................         87             91             65
Multi-employer and other defined contribution plans.......         39             36             32
                                                               ------         ------         ------
      Total pension expense...............................     $  126         $  127         $   97
                                                               ------         ------         ------
                                                               ------         ------         ------

    The principal plans used the following actuarial assumptions for accounting purposes:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      1995             1994
                                                  ------------     ------------
Weighted average discount rate.................        7.00%           8.75%
Rate of increase in compensation levels........        5.00%           5.00%
Expected long-term rate of return on assets....        9.50%           9.50%

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--RETIREMENT BENEFITS--(CONTINUED)

    The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheets at December 31, 1995 and 1994 for RJRN's defined benefit pension plans.

                                               U.S. PLANS                                          FOREIGN PLANS
                ------------------------------------------------------------------------  --------------------------------
                         DECEMBER 31, 1995                    DECEMBER 31, 1994                  DECEMBER 31, 1995
                -----------------------------------  -----------------------------------  --------------------------------
                  PLANS WHOSE       PLANS WHOSE        PLANS WHOSE       PLANS WHOSE        PLANS WHOSE      PLANS WHOSE
                ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED    ACCUMULATED
                  ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED       BENEFITS
                   BENEFITS          ASSETS(1)          BENEFITS          ASSETS(1)          BENEFITS      EXCEEDED ASSETS
                ---------------  ------------------  ---------------  ------------------  ---------------  ---------------
Actuarial
 present value
 of:
 Vested
  benefits.....     $   216            $2,823            $ 2,318             $ 89              $ 154            $ 231
 Non-vested
  benefits.....          16                23                 26                2                  6               30
                      -----             -----              -----              ---                ---              ---
 Accumulated
   benefit
   obligation..         232             2,846              2,344               91                160              261
 Effect of
   future
   salary
   increases...          29               355                252                8                 46               51
                      -----             -----              -----              ---                ---              ---
 Projected
   benefit
   obligation..         261             3,201              2,596               99                206              312
Plan assets at
 fair market
 value.........         254             2,704              2,542               40                178              127
                      -----             -----              -----              ---                ---              ---
Plan assets in
 excess of
 (less than)
 projected
 benefit
 obligation....          (7)             (497)               (54)             (59)               (28)            (185)
Unrecognized
 net (gain)
 loss..........           6               157               (256)              (6)                13               31
Unrecognized
 prior service
 cost..........           1               (15)               (30)              (6)                (6)              21
                      -----             -----              -----              ---                ---              ---
Net pension
 liabilities
 recognized in
 the
 Consolidated
Balance
 Sheets........     $     0            $ (355)           $  (340)            $(71)             $ (21)           $(133)
                      -----             -----              -----              ---                ---              ---
                      -----             -----              -----              ---                ---              ---


                        DECEMBER 31, 1994
                 --------------------------------
                   PLANS WHOSE      PLANS WHOSE
                 ASSETS EXCEEDED    ACCUMULATED
                   ACCUMULATED       BENEFITS
                    BENEFITS      EXCEEDED ASSETS
                 ---------------  ---------------
Actuarial
 present value
 of:
 Vested
  benefits.....       $ 143            $ 187
 Non-vested
  benefits.....           5               25
                        ---              ---
 Accumulated
   benefit
   obligation..         148              212
 Effect of
   future
   salary
   increases...          39               40
                        ---              ---
 Projected
   benefit
   obligation..         187              252
Plan assets at
 fair market
 value.........         170              106
                        ---              ---
Plan assets in
 excess of
 (less than)
 projected
 benefit
 obligation....         (17)            (146)
Unrecognized
 net (gain)
 loss..........           6               29
Unrecognized
 prior service
 cost..........          (7)              23
                        ---              ---
Net pension
 liabilities
 recognized in
 the
 Consolidated
 Balance
 Sheets........       $ (18)           $ (94)
                        ---              ---
                        ---              ---

------------

(1) Of the net pension liability, $(292) million and $2 million were related to qualified plans at December 31, 1995 and 1994, respectively.

    At December 31, 1995, approximately 97 percent of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

    In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for RJRN. Effective January 1, 1992, RJRN adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS No. 106"). Under SFAS No. 106, RJRN is required to accrue the costs for retirees' health and other postretirement benefits other than pensions and recognize the unfunded and unrecognized accumulated benefit obligation for these benefits. RJRN had previously accrued a liability for postretirement benefits other than pensions and as a result, SFAS No. 106 did not have a material impact on the financial statements of either RJRN Holdings or RJRN.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 15--RETIREMENT BENEFITS--(CONTINUED)

    Net postretirement health and life insurance benefit cost consisted of the following:

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Service cost--benefits earned during the period........       $ 18            $ 17            $ 16
Interest cost on accumulated postretirement benefit
  obligation...........................................         62              62              60
                                                               ---             ---             ---
  Net postretirement health care and life insurance
    costs..............................................       $ 80            $ 79            $ 76
                                                               ---             ---             ---
                                                               ---             ---             ---

    RJRN's postretirement health and life insurance benefit plans currently are not funded. The status of the plans was as follows:

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1994
                                                                      ------------    ------------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees.........................................................      $  696           $638
  Fully eligible active plan participants..........................         124             95
  Other active plan participants...................................         255            216
Unrecognized actuarial amounts.....................................         (62)            49
                                                                      ------------       -----
Accrued postretirement health care and life insurance costs........      $1,013           $998
                                                                      ------------       -----
                                                                      ------------       -----

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8% in 1995 and 7% in 1996 gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1995 and the aggregate of the service and interest cost components of the net postretirement benefit cost for the year then ended by approximately $54.5 million and $4.7 million, respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% and 8.75% as of December 31, 1995 and 1994, respectively.

    Effective January 1, 1993, RJRN adopted Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits ("SFAS No. 112"). Under SFAS No. 112, RJRN is required to accrue the costs for preretirement postemployment benefits provided to former or inactive employees and recognize an obligation for these benefits. The adoption of SFAS No. 112 did not have a material impact on the financial statements of either RJRN Holdings or RJRN.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--SEGMENT INFORMATION

  Industry Segment Data

    RJRN is engaged principally in the manufacture, distribution and sale of tobacco products, cookies, crackers and other food products. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world including Western Europe, the Middle East, Africa, Asia and Canada. RJRN, through its 80.5% owned subsidiary Nabisco Holdings, also manufactures and markets cookies, crackers, non-chocolate candy and gum products, nuts and snacks, various margarines and spreads and other specialty products under several brand names in the United States, Canada, Europe, Asia and Latin America. See the Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein, for further discussion of RJRN's operations. Summarized financial information for these operations is shown in the following tables.

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Net sales:
  Tobacco..............................................     $  7,714        $  7,667        $  8,079
  Food.................................................        8,294           7,699           7,025
                                                          ------------    ------------    ------------
    Consolidated net sales.............................     $ 16,008        $ 15,366        $ 15,104
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Operating income:
  Tobacco(1)(2)........................................     $  1,500        $  1,801        $    866
  Food(1)(2)...........................................          902             887             578
  Headquarters (2).....................................          (64)           (138)            (66)
                                                          ------------    ------------    ------------
    Consolidated operating income......................     $  2,338        $  2,550        $  1,378
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Capital expenditures:
  Tobacco..............................................     $    231        $    215        $    224
  Food.................................................          513             455             391
                                                          ------------    ------------    ------------
    Consolidated capital expenditures..................     $    744        $    670        $    615
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Depreciation expense:
  Tobacco..............................................     $    236        $    228        $    237
  Food.................................................          244             218             206
  Headquarters.........................................            2               8               5
                                                          ------------    ------------    ------------
    Consolidated depreciation expense..................     $    482        $    454        $    448
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

Assets:                                                    DECEMBER 31, 1995      DECEMBER 31, 1994
                                                           -----------------      -----------------
  Tobacco.............................................          $19,226                $19,420
  Food................................................           12,239                 11,803
  Headquarters(3).....................................               53                    185
                                                               --------               --------
    Consolidated assets...............................          $31,518                $31,408
                                                               --------               --------
                                                               --------               --------

------------

(1) Includes amortization of trademarks and goodwill for Tobacco and Food for the year ended December 31, 1995, of $409 million and $227 million, respectively; for the year ended December 31, 1994, of $404 million and $225 million, respectively; and for the year ended December 31, 1993, of $407 million and $218 million, respectively.

                                         (Footnotes continued on following page)

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 16--SEGMENT INFORMATION--(CONTINUED)

(Footnotes continued from preceding page)
(2) The 1995 and 1993 amounts include the effects of a restructuring expense at Tobacco (1995-- $154 million; 1993--$544 million), Food (1993--$153 million)
    and Headquarters (1993--$33) (See Note 2 to the Consolidated Financial Statements).

(3) Cash and cash equivalents for the domestic tobacco operations are included in Headquarters' assets.

  Geographic Data

    The following tables show certain financial information relating to RJRN's continuing operations in various geographic areas.

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Net sales:
  United States (including U.S. export sales)..........     $ 11,295        $ 11,144        $ 11,570
  Europe...............................................        2,184           1,934           1,671
  Other geographic areas...............................        3,261           3,039           2,794
  Less transfers between geographic areas(1)...........         (732)           (751)           (931)
                                                          ------------    ------------    ------------
    Consolidated net sales.............................     $ 16,008        $ 15,366        $ 15,104
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------
Operating income:(2)
  United States........................................     $  1,749        $  2,090        $  1,211
  Europe...............................................          299             272              40
  Other geographic areas...............................          354             326             193
  Headquarters.........................................          (64)           (138)            (66)
                                                          ------------    ------------    ------------
    Consolidated operating income(3)...................     $  2,338        $  2,550        $  1,378
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                                                           DECEMBER 31, 1995      DECEMBER 31, 1994
                                                           -----------------      -----------------
Assets:
  United States.........................................        $25,606                $26,447
  Europe................................................          2,663                  2,141
  Other geographic areas................................          3,171                  2,749
  Headquarters..........................................             78                     71
                                                               --------               --------
    Consolidated assets.................................        $31,518                $31,408
                                                               --------               --------
                                                               --------               --------
Liabilities of RJRN Holdings' operations located in
  foreign countries.....................................        $ 2,100                $ 1,725
                                                               --------               --------
                                                               --------               --------

------------

(1) Transfers between geographic areas (which consist principally of tobacco transferred principally from the United States to Europe) are generally made at fair market value.

(2) The 1995 and 1993 amounts include the effects of restructuring expenses of $154 million and $730 million, respectively (see Note 2 to the Consolidated Financial Statements).

(3) Includes amortization of trademarks and goodwill of $636 million, $629 million and $625 million for the 1995, 1994 and 1993 periods, respectively.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--CONDENSED FINANCIAL INFORMATION OF NABISCO HOLDINGS CORP.

    The food segment of RJRN Holdings is conducted through the operating subsidiaries of Nabisco Holdings. Nabisco Holdings' domestic operations consist of Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Fleischmann's Companies (the "Domestic Food Group"). Nabisco Holdings' operations outside the United States consists of Nabisco International, Inc. and Nabisco Ltd (collectively, the "International Food Group").

    Consolidated condensed financial information of Nabisco Holdings at December 31, 1995 and 1994, and for each of the years in the three year period ended December 31, 1995 is as follows:

NABISCO HOLDINGS CORP.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(DOLLARS IN MILLIONS)

                                                            YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                               1995            1994            1993
                                                           ------------    ------------    ------------
NET SALES
  Domestic Food Group...................................      $6,020          $5,729          $5,491
  International Food Group..............................       2,274           1,970           1,534
                                                              ------          ------          ------
                                                               8,294           7,699           7,025
                                                              ------          ------          ------
Costs and expenses:
  Costs of products sold................................       4,776           4,295           3,831
  Selling, advertising, administrative and general
    expenses............................................       2,389           2,292           2,245
Amortization of trademarks and goodwill.................         227             225             218
Restructuring expense...................................          --              --             153
                                                              ------          ------          ------
    OPERATING INCOME....................................         902             887             578
Interest expense........................................        (349)           (376)           (416)
Other income (expense), net.............................         (17)            (20)            (19)
                                                              ------          ------          ------
    Income before income taxes..........................         536             491             143
Provision for income taxes..............................         222             224              51
                                                              ------          ------          ------
    INCOME BEFORE EXTRAORDINARY ITEM....................         314             267              92
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes.............................         (19)             --              --
                                                              ------          ------          ------
    NET INCOME..........................................      $  295          $  267          $   92
                                                              ------          ------          ------
                                                              ------          ------          ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--CONDENSED FINANCIAL INFORMATION OF NABISCO HOLDINGS CORP.--(CONTINUED) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

(DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
NET CASH FLOWS FROM OPERATING ACTIVITIES...............        $ 657           $ 499          $ 539
                                                          ------------    ------------       ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures.................................         (513)           (455)          (391)
  Acquisitions of businesses...........................         (291)           (449)          (128)
  Divestitures of businesses...........................          162              --            463
  Other, net...........................................           14              18             15
                                                          ------------    ------------       ------
      Net cash flows used in investing activities......         (628)           (886)           (41)
                                                          ------------    ------------       ------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Increase (decrease) in notes payable.................           27             (52)            --
  Repayment of intercompany debt, net..................       (2,361)             --             --
  Net proceeds from the issuance of commercial paper...        1,284              --             --
  Proceeds from issuance of other long-term debt.......        1,587           1,353              8
  Changes in intercorporate indebtedness, net..........           --             570           (265)
  Repayments of other long-term debt...................       (1,817)            (12)           (35)
  Net proceeds from issuance of common stock...........        1,201              --             --
  Dividends paid on common stock.......................          (73)             --             --
  Dividends and distributions to parent................           --          (1,338)            --
  Other................................................           --              --           (130)
                                                          ------------    ------------       ------
      Net cash flows from (used in) financing
        activities.....................................         (152)            521           (422)
                                                          ------------    ------------       ------
Effect of exchange rate changes on cash and cash
  equivalents..........................................           (1)             (1)            (2)
                                                          ------------    ------------       ------
      Net change in cash and cash equivalents..........     $   (124)       $    133         $   74
Cash and cash equivalents at beginning of period.......          245             112             38
                                                          ------------    ------------       ------
Cash and cash equivalents at end of period.............     $    121        $    245         $  112
                                                          ------------    ------------       ------
                                                          ------------    ------------       ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 17--CONDENSED FINANCIAL INFORMATION OF NABISCO HOLDINGS CORP.--(CONTINUED) CONSOLIDATED CONDENSED BALANCE SHEETS

(DOLLARS IN MILLIONS)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1994
                                                                      ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................     $    121        $    245
  Accounts and notes receivable, net...............................          523             346
  Deferred income taxes............................................           64              83
  Inventories......................................................          865             783
  Prepaid expenses.................................................           51              42
                                                                      ------------    ------------
    TOTAL CURRENT ASSETS...........................................        1,624           1,499
                                                                      ------------    ------------
Property, plant and equipment, net.................................        3,132           2,873
Trademarks, net....................................................        3,977           4,088
Goodwill, net......................................................        3,477           3,380
Other assets and deferred charges..................................           93              46
                                                                      ------------    ------------
    TOTAL ASSETS...................................................     $ 12,303        $ 11,886
                                                                      ------------    ------------
                                                                      ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable....................................................     $     76        $     37
  Accounts payable.................................................          511             356
  Accrued liabilities..............................................          882             783
  Intercompany payable with RJRN...................................           --              78
  1994 Nabisco Credit Agreement....................................           --           1,350
  Current maturities of long-term debt*............................           24             310
  Income taxes accrued.............................................          131              48
                                                                      ------------    ------------
    TOTAL CURRENT LIABILITIES......................................        1,624           2,962
                                                                      ------------    ------------
Long-term debt (less current maturities)*..........................        4,355           3,943
Other noncurrent liabilities.......................................          724             772
Deferred income taxes..............................................        1,356           1,329
Stockholders' equity...............................................        4,244           2,880
                                                                      ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................     $ 12,303        $ 11,886
                                                                      ------------    ------------
                                                                      ------------    ------------

--------------

* The 1994 amounts for current and non-current maturities of long-term debt include intercompany indebtedness with RJRN or one of its subsidiaries of approximately $297 million and $3.8 billion, respectively.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 18--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations and per share data for RJRN Holdings for the quarterly periods of 1995 and 1994:

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              FIRST     SECOND    THIRD     FOURTH
                                                              ------    ------    ------    ------
1995
  Net sales.................................................  $3,540    $4,081    $4,063    $4,324
  Operating income..........................................     620       644       641       433
  Income before extraordinary item..........................     198       153       232        44
  Net income................................................     198       153       216        44
  Per share data: (1)
    Income before extraordinary item........................  $  .51    $  .37    $  .61    $  .10
    Net income..............................................     .51       .37       .56       .10
    Common Stock dividends declared.........................      --      .375      .375      .375
    Market price of Common Stock............................
      --high................................................  32 1/2    31 1/4    33 1/4    33 3/8
      --low.................................................      25    25 1/4    26 3/8    27 7/8

                                                              FIRST     SECOND    THIRD     FOURTH
                                                              ------    ------    ------    ------
1994
  Net sales.................................................  $3,572    $3,784    $3,966    $4,044
  Operating income..........................................     632       675       678       565
  Income before extraordinary item..........................     194       192       216       162
  Net income................................................     195        46       216        62
  Per share data: (1)
    Income before extraordinary item........................  $  .12    $  .11    $  .11    $  .08
    Net income..............................................     .12       .01       .11       .02
    Market price of Common Stock............................
      --high................................................  40 5/8        35    35 5/8    36 1/4
                                                                                                26
      --low.................................................  28 1/8    27 1/2    28 1/8      9/16

------------

(1) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

                          ----------------------------

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Administrative expenses................................     $     --        $    (12)       $     (8)
Interest and debt expense..............................          (29)             --             (23)
Other income (expense), net............................            2              11              30
                                                          ------------    ------------    ------------
      Loss before income taxes.........................          (27)             (1)             (1)
Benefit for income taxes...............................          (15)             (3)             (2)
                                                          ------------    ------------    ------------
      Income (loss) before equity in income (loss) from
        subsidiaries...................................          (12)              2               1
Equity in income (loss) from subsidiaries, net of
  income taxes.........................................          639             762              (4)
                                                          ------------    ------------    ------------
      Income (loss) before extraordinary item..........          627             764              (3)
Extraordinary item--loss on early extinguishments of
  debt, net of income taxes (including equity in
  extraordinary losses from subsidiaries of $16 and
  $135 for 1995 and 1993, respectively)................          (16)           (245)           (142)
                                                          ------------    ------------    ------------
      Net income (loss)................................          611             519            (145)
Less preferred stock dividends.........................          110             131              68
                                                          ------------    ------------    ------------
      Net income (loss) applicable to common stock.....          501             388            (213)
Retained earnings (accumulated deficit) at beginning of
  period...............................................         (364)           (883)           (738)
Common stock and other dividends.......................         (569)           (262)           (178)
Amounts reclassified to paid-in capital................          432             393             246
                                                          ------------    ------------    ------------
Retained earnings (accumulated deficit) at end of
  period...............................................     $     --        $   (364)       $   (883)
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)....................................     $    611        $    519        $   (145)
                                                          ------------    ------------    ------------
  Adjustments to reconcile net income (loss) to net
    cash flows from (used in) operating activities:
    Deferred income tax provision......................            1              62              69
    Non-cash interest and debt expense.................           --              --              22
    Extraordinary item--loss on early extinguishments
      of debt..........................................           --              --              10
    Equity in (income) loss from subsidiaries,
      net of income taxes..............................         (623)           (517)            139
    Other, net.........................................          (23)            (29)             70
                                                          ------------    ------------    ------------
        Total adjustments..............................         (645)           (484)            310
                                                          ------------    ------------    ------------
    Net cash flows from (used in) operating
      activities.......................................          (34)             35             165
                                                          ------------    ------------    ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Dividends received from subsidiary...................          267              42              48
  Investment in subsidiary.............................           --          (1,680)         (1,214)
                                                          ------------    ------------    ------------
    Net cash flows from (used in) investing
      activities.......................................          267          (1,638)         (1,166)
                                                          ------------    ------------    ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES (NOTE
  A):
  Repayments of long-term debt.........................           --              --            (548)
  Proceeds from issuance of Common Stock...............           13              54               9
  Proceeds from issuance of Series B Preferred Stock...           --              --           1,250
  Proceeds from issuance of Series C Preferred Stock...           --           1,734              --
  Dividends paid on Common Stock.......................         (307)             --              --
  Dividends paid on Series A Preferred Stock...........           --            (175)           (175)
  Dividends paid on Series B Preferred Stock...........          (97)           (116)            (33)
  Dividends paid on Series C Preferred Stock...........         (160)            (85)             --
  Dividends paid on ESOP Preferred Stock...............          (19)            (19)            (20)
  Dividends paid on redeemable Convertible Preferred
    Stock..............................................           --              --             (13)
  Repurchase of preferred stock........................           --              (3)           (105)
  Repurchases and cancellations of common stock and
    stock options......................................           (2)             (1)             (1)
  Retirement of ESOP preferred stock...................           (5)             (4)             (1)
  Financing and advisory fees paid.....................           --             (54)            (39)
  Other, net--including intercompany transfers.........          332             276             684
                                                          ------------    ------------    ------------
    Net cash flows from (used in) financing
      activities.......................................         (245)          1,607           1,008
                                                          ------------    ------------    ------------
    Net change in cash and cash equivalents............          (12)              4               7
Cash and cash equivalents at beginning of period.......           14              10               3
                                                          ------------    ------------    ------------
Cash and cash equivalents at end of period.............     $      2        $     14        $     10
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1994
                                                                      ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................     $      2        $     14
  Accounts and notes receivable, net...............................            7              --
                                                                      ------------    ------------
        TOTAL CURRENT ASSETS.......................................            9              14
                                                                      ------------    ------------
Investment in subsidiary...........................................       12,182          11,410
Other assets and deferred charges..................................            1               1
                                                                      ------------    ------------
                                                                        $ 12,192        $ 11,425
                                                                      ------------    ------------
                                                                      ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................     $    159        $     44
                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES..................................          159              44
                                                                      ------------    ------------
Intercompany payable, net..........................................          651             399
Deferred income taxes..............................................           70              74
Junior Subordinated Debentures (Note B)............................          983              --
Commitments and contingencies (Note C)
Stockholders' equity (Note D):
  ESOP convertible preferred stock--14,990,677 and 15,315,130 shares issued and outstanding at December 31, 1995 and 1994,
    respectively...................................................          240             245
  Series B preferred stock--12,044 and 50,000 shares issued and
    outstanding at December 31, 1995 and 1994, respectively........          301           1,250
  Series C convertible preferred stock--26,675,000 shares issued
    and outstanding at December 31, 1995 and 1994..................            3               3
  Common stock--272,807,942 and 272,331,377 shares issued and
    outstanding at December 31, 1995 and 1994, respectively........            3               3
  Paid-in capital..................................................       10,110          10,157
  Cumulative translation adjustments...............................         (176)           (164)
  Retained earnings (accumulated deficit)..........................           --            (364)
  Receivable from ESOP.............................................         (137)           (186)
  Loans receivable from employees..................................           (7)            (14)
  Unamortized value of restricted stock............................           (8)            (22)
                                                                      ------------    ------------
        TOTAL STOCKHOLDERS' EQUITY.................................       10,329          10,908
                                                                      ------------    ------------
                                                                        $ 12,192        $ 11,425
                                                                      ------------    ------------
                                                                      ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS
INFORMATION

    For information regarding certain non-cash financing activities, see Notes 11 and 13 to the Consolidated Financial Statements.

NOTE B--JUNIOR SUBORDINATED DEBENTURES

    On September 21, 1995, RJRN Holdings issued approximately $978 million aggregate principal amount of its Junior Subordinated Debentures to the Trust. The Trust, in turn, exchanged approximately $949 million of its Trust Preferred Securities for 37,956,060 of the 50,000,000 Series B Depositary Shares outstanding, each representing one-tenth of a share of the 50,000 outstanding shares of Series B Preferred Stock. RJRN Holdings retired the exchanged shares, leaving 12,043.94 shares of the Series B Preferred Stock outstanding. See Note 11 to the Consolidated Financial Statements for additional information regarding this transaction.

    The obligations of RJRN Holdings under the Junior Subordinated Debentures are unsecured obligations and will be subordinate and junior in right of payment to all senior indebtedness of RJRN Holdings, but senior to all future stock issuances and to any future guarantee entered into by RJRN Holdings in respect of its capital stock. As of December 31, 1995, RJRN Holdings had no senior indebtedness other than its guarantee of RJRN's obligations under the New RJRN Credit Agreements. The payment of distributions out of moneys held by the Trust and payments on liquidation of the Trust and the redemption of Trust Preferred Securities are guaranteed by RJRN Holdings on a subordinated basis. RJRN Holdings' guarantee is subordinate and junior in right of payment to any senior indebtedness of RJRN Holdings and to the Junior Subordinated Debentures, and senior to all capital stock now or hereafter issued by RJRN Holdings and to any guarantee now or hereafter entered into by RJRN Holdings in respect of its capital stock.

    Interest on the Junior Subordinated Debentures is payable quarterly in arrears. RJRN Holdings has the right to extend the interest payment period under certain circumstances. RJRN Holdings has the right to redeem the Junior Subordinated Debentures, in whole or in part, on or after August 19, 1998, upon not less than 30 nor more than 60 days notice. Certain covenants of RJRN Holdings applicable to the Junior Subordinated Debentures limit the ability of RJRN Holdings to declare or pay any dividends on, or redeem, purchase, acquire or make a distribution or liquidation payment with respect to any of its common or preferred stock, or make any guarantee payment, if RJRN Holdings is in default of any of its payments or guarantees with respect to the Junior Subordinated Debentures.

NOTE C--COMMITMENTS AND CONTINGENCIES

    RJRN Holdings has guaranteed the indebtedness of RJRN under the New RJRN Credit Agreements.

    For disclosure of additional contingent liabilities, see Note 12 to the Consolidated Financial Statements.

NOTE D--STOCKHOLDERS' EQUITY

    RJRN Holdings' stockholders approved a one-for-five reverse split of the Common Stock on April 12, 1995. For additional information, see Note 13 to the Consolidated Financial Statements.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              CONDENSED STATEMENTS OF INCOME AND RETAINED EARNINGS
                             (DOLLARS IN MILLIONS)

                                                           YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                              1995            1994            1993
                                                          ------------    ------------    ------------
Administrative expenses................................     $      1        $    (99)       $     (7)
Restructuring expense..................................           --              --             (33)
Interest and debt expense..............................         (614)         (1,009)         (1,105)
Other income (expense), net............................          922           1,153           1,391
                                                          ------------    ------------    ------------
      Income before income taxes.......................          309              45             246
Provision (benefit) for income taxes...................           80             (17)             40
                                                          ------------    ------------    ------------
Income before equity in income (loss) from
  subsidiaries.........................................          229              62             206
Equity in income (loss) from subsidiaries, net of
  income taxes.........................................          409             700            (210)
                                                          ------------    ------------    ------------
      Income (loss) before extraordinary item..........          638             762              (4)
Extraordinary item-loss on early extinguishments of
  debt net of income taxes (including equity in
  extraordinary losses from subsidiary of $16 million
  for 1995.............................................          (16)           (245)           (135)
                                                          ------------    ------------    ------------
Net income (loss)......................................          622             517            (139)
Retained earnings (accumulated deficit) at beginning of
  period...............................................           16            (459)           (320)
Dividends paid to parent and charged to retained
  earnings ............................................         (267)            (42)             --
                                                          ------------    ------------    ------------
Retained earnings (accumulated deficit) at end of
  period...............................................     $    371        $     16        $   (459)
                                                          ------------    ------------    ------------
                                                          ------------    ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                       YEAR ENDED       YEAR ENDED        YEAR ENDED
                                                      DECEMBER 31,     DECEMBER 31,      DECEMBER 31,
                                                          1995             1994              1993
                                                      ------------   -----------------   ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).................................    $    622          $   517          $   (139)
                                                      ------------        -------        ------------
  Adjustments to reconcile net income (loss) to net
    cash flows from (used in) operating activities:
    Deferred income tax provision (benefit).........        (146)             (56)             (154)
    Non-cash interest and debt expense..............          13              117               264
    Extraordinary item-loss on early extinguishments
      of debt.......................................          29              377               208
    Equity in (income) loss from subsidiaries,
      net of income taxes...........................        (409)            (700)              210
    Other, net......................................        (301)            (375)             (107)
                                                      ------------        -------        ------------
        Total adjustments...........................        (814)            (637)              421
                                                      ------------        -------        ------------
    Net cash flows from (used in) operating
      activities....................................        (192)            (120)              282
                                                      ------------        -------        ------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................          --               (1)               (1)
                                                      ------------        -------        ------------
    Net cash flows used in investing activities.....          --               (1)               (1)
                                                      ------------        -------        ------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES (NOTE
  A):
  Net borrowings (repayments) under the credit
     agreements....................................      (1,750)           1,561            (2,614)
  Net proceeds from the issuance (repayment) of
    commercial paper................................        (640)             (49)              342
  Proceeds from issuance of other long-term debt....         666               --             1,942
  Repayments of long-term debt......................        (800)          (4,648)           (1,376)
  Financing and advisory fees paid..................         (29)              (6)               (9)
  Dividends paid to parent..........................        (267)             (42)              (48)
  Other, net--including intercompany transfers......       2,977            3,294             1,518
                                                      ------------        -------        ------------
    Net cash flows from (used in) financing
      activities....................................         157              110              (245)
                                                      ------------        -------        ------------

    Net change in cash and cash equivalents.........         (35)             (11)               36
Cash and cash equivalents at beginning of period....          40               51                15
                                                      ------------        -------        ------------
Cash and cash equivalents at end of period..........    $      5          $    40          $     51
                                                      ------------        -------        ------------
                                                      ------------        -------        ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                      DECEMBER 31,    DECEMBER 31,
                                                                          1995            1994
                                                                      ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................     $      5        $     40
  Accounts and notes receivable....................................           81              13
  Prepaid expenses.................................................            2               2
                                                                      ------------    ------------
        TOTAL CURRENT ASSETS.......................................           88              55
                                                                      ------------    ------------
Intercompany receivable, net.......................................       11,944          12,875
Investment in subsidiaries.........................................        5,962           8,794
Property, plant and equipment, net.................................            8              11
Other assets and deferred charges..................................           86             147
                                                                      ------------    ------------
                                                                        $ 18,088        $ 21,882
                                                                      ------------    ------------
                                                                      ------------    ------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................     $    264        $    346
  Current maturities of long-term debt.............................          117             600
  Income taxes accrued.............................................           36              74
                                                                      ------------    ------------
        TOTAL CURRENT LIABILITIES..................................          417           1,020
                                                                      ------------    ------------
Long-term debt (less current maturities)...........................        4,945           8,683
Other noncurrent liabilities.......................................           16              62
Deferred income taxes..............................................          557             707
Commitments and contingencies (Note B).............................
Stockholder's equity:
  Paid-in capital..................................................       11,958          11,558
  Cumulative translation adjustments...............................         (176)           (164)
  Retained earnings................................................          371              16
                                                                      ------------    ------------
        TOTAL STOCKHOLDER'S EQUITY.................................       12,153          11,410
                                                                      ------------    ------------
                                                                        $ 18,088        $ 21,882
                                                                      ------------    ------------
                                                                      ------------    ------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS
INFORMATION

    For information regarding certain non-cash financing activities, see Notes 11 and 13 to the Consolidated Financial Statements.

NOTE B--COMMITMENTS AND CONTINGENCIES

    For disclosure of contingent liabilities, see Note 12 to the Consolidated Financial Statements.

                                                                     SCHEDULE II

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN MILLIONS)

  COLUMN A                                     COLUMN B           COLUMN C           COLUMN D      COLUMN E
-------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                            --------------------
                                                              (1)         (2)
                                                            CHARGED     CHARGED
                                              BALANCE AT    TO COSTS    TO OTHER                  BALANCE AT
                                              BEGINNING       AND       ACCOUNTS    DEDUCTIONS      END OF
                DESCRIPTION                   OF PERIOD     EXPENSES      (A)          (B)        PERIOD(C)
-------------------------------------------------------------------------------------------

Those valuation and qualifying accounts
 which are deducted in the balance sheet
 from the assets to which they apply:

Year ended December 31, 1995:
  For discounts and doubtful accounts......      $ 63         $  8        $ --         $(23)         $ 48
  Other assets.............................        53           33           2          (45)           43
                                                -----          ---         ---        -----         -----
                                                 $116         $ 41        $  2         $(68)         $ 91
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----

Year ended December 31, 1994:
  For discounts and doubtful accounts......      $ 59         $ 16        $  1         $(13)         $ 63
  Other assets.............................        46           34           8          (35)           53
                                                -----          ---         ---        -----         -----
                                                 $105         $ 50        $  9         $(48)         $116
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----
Year ended December 31, 1993:
  For discounts and doubtful accounts......      $ 84         $ 23        $  8         $(56)         $ 59
  Other assets.............................        38           26          --          (18)           46
                                                -----          ---         ---        -----         -----
                                                 $122         $ 49        $  8         $(74)         $105
                                                -----          ---         ---        -----         -----
                                                -----          ---         ---        -----         -----

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

  3.1(f) Certificate of Designation of Series B Cumulative Preferred Stock, filed August 16, 1993 (incorporated by reference to Exhibit 3.1(f) o the Annual Report on Form 10-K of RJR Nabisco Holdings Corp. and RJR
            Nabisco, Inc. for the fiscal year ended December 31, 1993, File Nos.
            1-10215 and 1-6388, filed on February 24, 1994 (the "1993
            Form 10-K").

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

  3.1(i)    Certificate of Retirement of Series A Conversion Preferred Stock of RJR
            Nabisco Holdings Corp., filed effective November 21, 1994 (incorporated by reference to Exhibit 3.1(j) of the Registrants' Annual Report on
            Form 10-K for the fiscal year ended December 31, 1994, File Nos. 1-10215 and 1-6388, filed on February 23, 1995 (the "1994 Form 10-K").

  3.1(j)    A composite of the Amended and Restated Certificate of Incorporation of
            RJR Nabisco Holdings Corp., as amended to November 21, 1994
            (incorporated by reference to Exhibit 3.1(j) of the 1994 Form 10-K).

  3.1(k)    Certificate of Amendment to Amended and Restated Certificate of
            Incorporation of RJR Nabisco Holdings Corp. filed April 12, 1995
            (incorporated by reference to Exhibit 3.1 of the Registrants' report on
            Form 10-Q for the quarter ended March 31, 1995 (the "March 1995 10-Q").

  3.1(l)    Composite of the Amended and Restated Certificate of Incorporation of
            RJR Nabisco Holdings Corp. as amended to and including April 12, 1995
            (incorporated by reference to Exhibit 3.1(a) of the March 1995 10-Q).

  3.1(m)*   Certificate of Retirement of certain shares of Series B Cumulative
            Preferred Stock, filed October 11, 1995.

  3.2       Amended and Restated By-Laws of RJR Nabisco Holdings Corp., as amended, effective January 20, 1994 (incorporated by reference to Exhibit 3.2 to the 1993 Form 10-K).

  3.2(a) Amended and Restated By-laws of RJR Nabisco Holdings Corp., as amended effective August 21, 1995 (incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, filed October 31, 1995 (the "September 1995
            10-Q")).

  3.2(b)    Amended and Restated By-laws of RJR Nabisco, Inc., as amended effective
            August 8, 1995 (incorporated by reference to Exhibit 3.2 of the
            September 1995 10-Q).

  3.2(c)*   RJR Nabisco Holdings Corp. By-Laws as Amended Effective October 11,
            1995.

  3.2(d)*   RJR Nabisco Holdings Corp. By-Laws as Amended Effective December 5,
            1995.

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

  3.3(d)    A composite of the Certificate of Incorporation of RJR Nabisco, Inc.,
            as amended to May 13, 1994 (incorporated by reference to Exhibit 3.3(d)
            of the 1994 Form 10-K).

  3.4       Amended and Restated By-laws of RJR Nabisco, Inc., as amended, effective January 20, 1994 (incorporated by reference to Exhibit 3.4 of the 1993 Form 10-K).

  3.4(a)*   RJR Nabisco, Inc. By-Laws as Amended Effective October 11, 1995.


  3.4(b)*   RJR Nabisco, Inc. By-Laws as Amended Effective December 5, 1995.

  4.1       Amended and Restated Indenture, dated as of July 24, 1995, between RJR
            Nabisco, Inc. and Citibank, N.A., dated as of July 24, 1995
            (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended June 30, 1995 (the "Second Quarter 1995 10-Q")).

  4.2       Indenture (the "TOPrS Indenture"), dated as of September 21, 1995, between RJR Nabisco Holdings Corp. and the Bank of New York
            (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of RJR Nabisco Holdings Corp. and RJR Nabisco Holdings
            Capital Trust I, Registration Nos. 33-60415 and 33-60415-01, filed June
            20, 1995 (the "TOPrS Registration Statement")).

  4.3       Form of First Supplemental Indenture to the TOPrS Indenture
            (incorporated by reference to Exhibit 4.2 to the TOPrS Registration
            Statement).

  4.4       Form of Amended and Restated Declaration of Trust of RJR Nabisco
            Holdings Capital Trust I (incorporated by reference to Exhibit 4.5 to the TOPrS Registration Statement).

  4.5       Form of Preferred Security of RJR Nabisco Holdings Capital Trust I
            (included in Exhibit 4.4 above).

  4.6       Form of Junior Subordinated Debenture (included in Exhibit 4.2 above).

  4.7 Form of Guarantee Agreement with respect to Preferred Securities between RJR Nabisco Holdings Corp. and the Bank of New York as the
            Guarantee Trustee (incorporated by reference to Exhibit 4.8 to the TOPrS Registration Statement).

  4.8       Indenture, dated as of June 5, 1995, between Nabisco, Inc. and
            Citibank, N.A., (incorporated by reference to Exhibit 4.1 to Amendment
            No. 1 to the Registration Statement on Form S-4 of Nabisco, Inc.,
            Registration No. 33-90224, filed March 29, 1995).

  4.9 The Registrants agree to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Commission upon request.

  10.1      Credit Agreement (the "Three Year Credit Agreement"), dated as of April
            28, 1995, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and various lending institutions (incorporated by reference to Exhibit 10.1 to the Second Quarter 1995 10-Q).

  10.2      Credit Agreement (the "364 Day Credit Agreement"), dated as of April
            28, 1995, among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and various lending institutions (incorporated by reference to Exhibit 10.2 to the Second Quarter 1995 10-Q).

  10.3      Agreement and Waiver to the Three Year Credit Agreement and the 364 Day
            Credit Agreement, dated as of July 27, 1995 (incorporated by reference to Exhibit 10.5 to the Second Quarter 1995 10-Q).

  10.4      First Amendment, dated as of September 12, 1995, to the Three Year
            Credit Agreement and the 364 Day Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of RJR
            Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended September 30, 1995).

  10.5      Credit Agreement (the "Nabisco Credit Agreement"), dated as of April
            28, 1995, among Nabisco Holdings Corp., Nabisco, Inc. and various lending institutions (incorporated by reference to Exhibit 4.3 to Amendment No. 1 filed June 16, 1995 to the Registration Statement on
            Form S-3 of Nabisco, Inc., Registration No. 33-93214, filed June 7,
            1995).


  10.6      First Amendment to the Nabisco Credit Agreement, dated as of July 24,
            1995 (incorporated by reference to Exhibit 10.4 to the Second Quarter
            1995 10-Q).

 *10.7      Second Amendment, dated as of November 3, 1995, to the Nabisco Credit
            Agreement.

 *10.8      Credit Agreement (the "Nabisco Commercial Paper Facility"), dated as of
            November 3, 1995, among Nabisco Holdings Corp., Nabisco, Inc. and various lending institutions.

  10.9      Retirement Plan for Directors of RJR Nabisco, Inc. as amended and restated on January 1, 1989 (incorporated by reference to Exhibit 10(a)
            to the Annual Report on Form 10-K for the fiscal year ended December
            31, 1988, file number 1-6388, filed on March 9, 1989, as amended through April 14, 1989 (the "1988 Form 10-K")).

 10.10      Retirement Trust Agreement, made as of October 12, 1988, between RJR
            Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No.
            33-27894, filed April 5, 1989, as amended (the "Form S-4, Registration
            No. 33-27894")).

 10.11      Form of Employment Agreement containing Change of Control provision
            (incorporated by reference to Exhibit 10.8 to the Form S-4, Registration No. 33-27894).

 10.12      Special Addendum to Form of Employment Agreement filed as Exhibit
            10.22, dated December 20, 1988 (incorporated by reference to Exhibit
            10(d)(ii) to the 1988 Form 10-K).

 10.13      Form of Agreement containing Gross-Up provisions, dated January 27,
            1989 (incorporated by reference to Exhibit 10(d)(iii) to the 1988 Form
            10-K).

  10.14     Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust
            Company, N.A., Trustee, dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the 1988 Form 10-K).

 10.15      Form of Employment Agreement Without Change of Control provision
            (incorporated by reference to Exhibit 10.16 to the Form S-4, Registration No. 33-27894).

 10.16      Special Addendum, dated December 20, 1988 (incorporated by reference to
            Exhibit 10(d)(ii) to the 1988 Form 10-K).

 10.17      Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A.
            (incorporated by reference to Exhibit 10.18 to the Form S-4,
            Registration No. 33-27894).

 10.18(a)   Amendment No. 1 to Master Trust Agreement, dated January 27, 1989
            (incorporated by reference to Exhibit 10(g)(ii) to the 1988 Form 10-K).

 10.18(b)   Amendment No. 2 to Master Trust Agreement, dated January 27, 1989
            (incorporated by reference to Exhibit 10(g)(iii) to the 1988 Form
            10-K).

 10.19      Excess Benefit Master Trust Agreement, as amended and restated as of
            October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust
            Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form
            S-4, Registration No. 33-27894).

 10.19(a)   Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January
            27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988
            Form 10-K).

 10.20      Supplemental Benefits Plan of RJR Nabisco, Inc. and Participating
            Companies, as amended on October 12, 1988 (incorporated by reference to
            Exhibit 10.25 to the Form S-4, Registration No. 33-27894).

 10.21(a)   Amendment to Supplemental Benefits Plan, dated November 23, 1988
            (incorporated by reference to Exhibit 10(k)(ii) to the 1988 Form 10-K).

 10.21(b)   Amendment No. 2 to Supplemental Benefits Plan, dated January 27, 1989
            (incorporated by reference to Exhibit 10(k)(iii) to the 1988 Form
            10-K).

 10.22      Additional Benefits Plan of RJR Nabisco, Inc. and Participating
            Companies, effective October 12, 1988 (incorporated by reference to
            Exhibit 10.28 to the Form S-4, Registration No. 33-27894).

 10.22(a)   Amendment to Additional Benefits Plan, dated October 28, 1988
            (incorporated by reference to Exhibit 10(l)(ii) to the 1988 Form 10-K).

 10.22(b)   Amendment to Additional Benefits Plan, dated November 23, 1988
            (incorporated by reference to Exhibit 10(1)(iii) to the 1988 Form
            10-K).

 10.22(c)   Amendment to Additional Benefits Plan No. 3, dated January 27, 1989
            (incorporated by reference to Exhibit 10(1)(iv) to the 1988 Form 10-K).

 10.23      RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on
            July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form
            S-4, Registration No. 33-27894).

 10.24(a)   Amendment to Supplemental Executive Retirement Plan, dated November 23,
            1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 Form
            10-K).

 10.24(b)   Amendment No. 2 to Supplemental Executive Retirement Plan, dated
            January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 Form 10-K).

 10.24(c)   Amendment to Supplemental Executive Retirement Plan, dated April 10,
            1993 (incorporated by reference to the 1993 Form 10-K).

 10.25      Form of Common Stock Subscription Agreement between RJR Holdings Corp.
            and the purchaser named therein (incorporated by reference to Exhibit A to Post-Effective Amendment No. 2, filed on August 21, 1989, to the
            Form S-1, Registration No. 33-29401 (the "Post-Effective Amendment No.
            2 to the Form S-1, Registration No. 33-29401")).

 10.26      Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp.
            and the optionee named therein (incorporated by reference to Exhibit B to Post-Effective Amendment No. 2 to the Form S-1, Registration No.
            33-29401).

 10.27      Non-Qualified Stock Option Agreement, dated December 31, 1993, between
            RJR Nabisco Holdings Corp. and Charles M. Harper (incorporated by reference to the 1993 Form 10-K).

 10.27(a)   Non-Qualified Stock Option Agreement, dated December 31, 1994, between
            RJR Nabisco Holdings Corp. and Charles M. Harper (incorporated by reference to Exhibit 10.18(a) of 1994 Form 10-K).

 10.28      Employment Agreement, dated May 27, 1993, by and among RJR Nabisco
            Holdings Corp., RJR Nabisco, Inc. and Charles M. Harper (incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of
            RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended June 30, 1993, filed August 3, 1993 (the "June 1993 Form 10-Q")).

 10.29      Amendment No. 1 dated March 8, 1994 to Employment Agreement dated May
            27, 1993 by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and
            Charles M. Harper dated as of March 1, 1994 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of RJR Nabisco
            Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended March
            31, 1994 filed May 12, 1994 (the "March 1994 Form 10-Q").

 10.30      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and Charles M. Harper (incorporated by reference to
            Exhibit 10.2 of the June 1993 Form 10-Q).

 10.31* First 1995 Amendment (dated February 15, 1995) to Employment Agreement dated May 27, 1993 between RJR Nabisco Holdings Corp. and Charles M.
            Harper.


 10.32* Second 1995 Amendment (dated April 13, 1995) to Employment Agreement dated May 27, 1993 between RJR Nabisco Holdings Corp. and Charles M.
            Harper.

 10.33* Restated and Amended Employment Agreement (dated December 5, 1995) by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and Charles M.
            Harper.

 10.34*     Amendment dated April 13, 1995 to Non-Qualified Stock Option Agreements
            dated May 31, 1993, December 31, 1993, and December 31, 1994 between
            RJR Nabisco Holdings Corp. and Charles M. Harper.

 10.35*     Non-Qualified Stock Option Agreement dated January 19, 1995 between
            Nabisco Holdings Corp. and Charles M. Harper.

 10.36*     Non-Qualified Stock Option Agreement dated June 13, 1995 between RJR
            Nabisco Holdings Corp. and Charles M. Harper.

 10.37*     Non-Qualified Stock Option Agreement dated December 31, 1995 between
            RJR Nabisco Holdings Corp. and Charles M. Harper.

 10.38*     Engagement Agreement (dated March 3, 1995) between RJR Nabisco Holdings
            Corp. and Steven F. Goldstone.

 10.39*     Employment Agreement (dated October 1, 1995) by and among RJR Nabisco
            Holdings Corp., RJR Nabisco, Inc. and Steven F. Goldstone.

 10.40* Amended and Restated Employment Agreement (dated December 5, 1995) by and among RJR Nabisco Holdings Corp., and RJR Nabisco, Inc. and Steven
            F. Goldstone.

 10.41*     Non-Qualified Stock Option Agreement (dated December 5, 1995) between
            RJR Nabisco Holdings Corp. and Steven. F. Goldstone.

 10.42*     Contingent Performance Share Agreement (dated December 5, 1995) between
            RJR Nabisco Holdings Corp. and Steven F. Goldstone.

 10.43*     Secured Promissory Note (dated December 5, 1995) of Steven F. Goldstone in favor of RJR Nabisco Holdings Corp.

 10.44*     Amendment dated December 5, 1995 to Employment Agreement between RJR
            Nabisco Holdings Corp. and Andrew J. Schindler.

 10.45*     Participation Agreement--RJR Nabisco, Inc. Supplemental Executive
            Retirement Plan for Andrew J. Schindler dated December 28, 1995.

 10.46*     Amended and Restated Employment Agreement, dated as of September 1,
            1993, by and among R.J. Reynolds Tobacco Company, R.J. Reynolds Tobacco
            International Inc., RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and
            Mr. James W. Johnston (incorporated by reference to Exhibit 10.2 to the
            September 1993 Form 10-Q).

*10.46(a)   Letter Agreement dated July 26, 1995, regarding Amended and Restated
            Employment Agreement with James W. Johnston.

*10.46(b)   Letter Agreement dated December 21, 1995, regarding Amended and
            Restated Employment Agreement with James W. Johnston.

 10.47      Equity Securities Purchase Agreement dated as of July 15, 1990 between
            RJR Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.4 to the Form S-4, Registration No.
            33-36070).

 10.48      Consulting Agreement, dated February 14, 1995, among RJR Nabisco
            Holdings Corp., Nabisco Holdings Corp. and Eugene R. Croisant
            (incorporated by reference to Exhibit 10.32 of 1994 Form 10-K).

 10.49      Registration Rights Agreement (Common Stock), dated as of July 15,
            1990, between RJR Nabisco Holdings Corp. and Whitehall Associates, L.P.
            (incorporated by reference to Exhibit 4.5 to the Form S-4, Registration
            No. 33-36070).

 10.50      Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term
            Incentive Plan (incorporated by reference to Exhibit 10.2 to the March
            1993 Form 10-Q).


 10.51      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein (1991 Grant) (incorporated by reference to
            Exhibit 4.3 to the Registration Statement on Form S-8 of RJR Nabisco
            Holdings Corp., Registration No. 33-39791, filed on April 5, 1991 (the
            "Form S-8, Registration No. 33-39791").

 10.52      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the senior executive optionee named therein (1991
            Grant) (incorporated by reference to Exhibit 4.4(a) to Form S-8,
            Registration No. 33-39791).

 10.53      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the executive or management optionee named therein
            (1991 Grant) (incorporated by reference to Exhibit 4.4(b) to Form S-8,
            Registration No. 33-39791).

 10.54 Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp. (1991 Grant) (incorporated by reference to
            Exhibit 4.5 to Form S-8, Registration No. 33-39791).

 10.54(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July
            1, 1993 (1991 Grant) (incorporated by reference to Exhibit 10.33(a) to the 1993 Form 10-K).

 10.55      Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein (1992 Grant) (incorporated by reference to
            Exhibit 10.34 of the 1991 Form 10-K).

 10.56      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the senior executive optionee named therein (1992
            Grant/cycle) (incorporated by reference to Exhibit 10.35 of the 1991
            Form 10-K).

 10.56      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the senior executive optionee named therein (1992
            Grant/5-year) (incorporated by reference to Exhibit 10.36 of the 1991
            Form 10-K).

 10.58      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the executive or management optionee named therein
            (1992 Grant) (incorporated by reference to Exhibit 10.37 of the 1991
            Form 10-K).

 10.59      Form of Restated Non-Qualified Stock Option Agreement under the 1990
            Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit 10.38 to the 1993 Form 10-K).

 10.60      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 of the 1992 Form 10-K).

 10.61      Performance Share Program under RJR Nabisco Holdings Corp. 1990 Long
            Term Incentive Plan (incorporated by reference to Exhibit 10.40 of the
            1992 Form 10-K).

 10.62      Form of Performance Share Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.41 of the 1992 Form 10-K).

 10.63      Restricted Stock Program under the 1990 Long Term Incentive Plan
            (incorporated by reference to Exhibit 10.42 to the 1993 Form 10-K).

 10.64      Form of Restricted Stock Agreement under the 1990 Long Term Incentive
            Plan between RJR Nabisco Holdings Corp. and the grantee named therein
            (1993 Grant) (incorporated by reference to Exhibit 10.1 the March 1993
            Form 10-Q).


 10.65      Form of Executive Equity Program Agreement under the 1990 Long Term
            Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (3 year) (incorporated by reference to Exhibit 10.44 to the 1993 Form 10-K).

 10.66      Form of Executive Equity Program Agreement under the 1990 Long Term
            Incentive Plan, between RJR Nabisco Holdings Corp. and the grantee named therein (4 year) (incorporated by reference to Exhibit 10.45 to the 1993 Form 10-K).

 10.67      Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the Consultant named therein (1991 Grant)
            (incorporated by reference to Exhibit 10.42 of the 1992 Form 10-K).

 10.68 Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp. (1992 Grant) (incorporated by reference to
            Exhibit 10.38 of the 1991 Form 10-K).

 10.68(a)   Form of Amendment and Exchange of Secured Promissory Note, dated July
            1, 1993 (1992 Grant) (incorporated by reference to Exhibit 10.47(a) to the 1993 Form 10-K).

 10.69      Registration Rights Agreement (Preferred Stock), dated as of July 15,
            1990, between RJR Nabisco Holdings Corp. and Whitehall Associates, L.P.
            (incorporated by reference to Exhibit 4.6 to the Form S-4, Registration
            No. 33-36070).

 10.70      Preferred Stock Exchange Agreement dated as of October 1, 1990 between
            RJR Nabisco Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.8 to the Form S-4, Registration No.
            33-36070).

 10.71      Restated and Amended Stock Option Plan for Directors and Key Employees
            of RJR Nabisco Holdings Corp. dated as of October 4, 1994 (incorporated by reference to Exhibit 10.55 of 1994 Form 10-K).

 10.72      Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long
            Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the
            March 1994 Form 10-Q).

 10.73      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.4 to the March 1994 Form 10-Q).

 10.74      Form of Performance Unit Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.5 to the March 1994 10-Q).

 10.75*     Amendment to Non-Qualified Stock Option Agreements dated prior to
            October 11, 1995.

 10.76*     Restated and Amended RJR Nabisco Holdings Corp. 1990 Long Term
            Incentive Plan dated as of December 5, 1995.

 10.77* Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp. and the grantee named therein
            (Reissued options).

 10.78* Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp. and the grantee named therein
            (Premium options).

 10.79*     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp. and the grantee named therein.

 10.80*     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1995 Grant--3 Year Period).

 10.81*     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp.
            and the grantee named therein (1995 Grant--1 Year Period).

 10.82* Amendment dated July 10, 1995 to Executive Equity Program Agreement under the 1990 Long Term Incentive Plan between RJR Nabisco Holdings
            Corp. and the grantee named therein.

 10.83*     Form of Employment Agreement dated October 11, 1995.

 10.84*     Form of Employment Agreement dated November 1, 1995.

 10.85*     Restated and Amended Stock Option Plan for Directors and Key
            Employees of RJR Nabisco Holdings Corp. dated as of
            December 5, 1995.

 10.86*     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp., and Director named therein (Election version).

 10.87*     Form of Non-Qualified Stock Option Agreement between RJR Nabisco
            Holdings Corp., and Director named therein (Annual version).

*11. RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the years ended December 31, 1995, 1994, 1993.

*12.1       RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Fixed
            Charges/Deficiency in the Coverage of Fixed Charges by Earnings before Fixed Charges for each of the periods within the five year period ended December 31, 1995.

*12.2       RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed
            Charges/Deficiency in the Coverage of Fixed Charges by Earnings before Fixed Charges for each of the periods within the five year period ended December 31, 1995.


*21.        Subsdiaries of the Registrants.

*23.        Consent of Independent Auditors.

*24.        Powers of Attorney.

*27.1       Financial Data Schedule of RJR Nabisco Holdings Corp.

*27.2       Financial Data Schedule of RJR Nabisco, Inc.

---------------

* Filed herewith.