Form 10-Q
period 1996-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1996-05-01
CIK 847903, 83612

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

   INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: MARCH 31, 1996:

       RJR NABISCO HOLDINGS CORP.: 273,094,058 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE RJR NABISCO, INC.: 3,021.86513 SHARES
           OF COMMON STOCK, PAR VALUE $1,000 PER SHARE

                              -------------------

   RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                          ------

PART I--FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Condensed Statements of Income--Three Months Ended
              March 31, 1996 and 1995..................................................        1
            Consolidated Condensed Statements of Cash Flows--Three Months Ended
              March 31, 1996 and 1995..................................................        2
            Consolidated Condensed Balance Sheets--March 31, 1996 and
              December 31, 1995........................................................        3
            Notes to Consolidated Condensed Financial Statements.......................     4-10
  Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................    11-15

PART II-- OTHER INFORMATION
  Item 1.   Legal Proceedings..........................................................       16
  Item 4.   Submission of Matters to a Vote of Security Holders........................       17
  Item 6.   Exhibits and Reports on Form 8-K...........................................       17
  Signatures...........................................................................       18

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS        THREE MONTHS
                                                                 ENDED               ENDED
                                                             MARCH 31, 1996      MARCH 31, 1995
                                                           ------------------  ------------------
                                                             RJRN                RJRN
                                                           HOLDINGS    RJRN    HOLDINGS    RJRN
                                                           --------  --------  --------  --------
NET SALES*..............................................   $  3,886  $  3,886  $  3,540  $  3,540
                                                           --------  --------  --------  --------
Costs and expenses (Note 1)*:
  Cost of products sold.................................      1,801     1,801     1,625     1,625
  Selling, advertising, administrative and general
    expenses............................................      1,287     1,287     1,136     1,135
  Amortization of trademarks and goodwill...............        158       158       159       159
                                                           --------  --------  --------  --------
      OPERATING INCOME..................................        640       640       620       621
Interest and debt expense...............................       (234)     (210)     (220)     (220)
Other income (expense), net.............................        (35)      (35)      (36)      (34)
                                                           --------  --------  --------  --------
      Income before income taxes........................        371       395       364       367
Provision for income taxes..............................        163       171       159       159
                                                           --------  --------  --------  --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF
        NABISCO HOLDINGS................................        208       224       205       208
Minority interest in income of Nabisco Holdings.........        (10)      (10)       (7)       (7)
                                                           --------  --------  --------  --------
      NET INCOME........................................        198       214       198       201
Less preferred stock dividends..........................         11        --        33        --
                                                           --------  --------  --------  --------
      NET INCOME APPLICABLE TO COMMON STOCK.............   $    187  $    214  $    165  $    201
                                                           --------  --------  --------  --------
                                                           --------  --------  --------  --------
Net income per common and common equivalent share.......   $   0.57            $   0.51
                                                           --------            --------
                                                           --------            --------
Dividends per share of Series C preferred stock.........   $  1.503            $  1.503
                                                           --------            --------
                                                           --------            --------
Dividends per share of Common Stock.....................   $ 0.4625            $  0.375
                                                           --------            --------
                                                           --------            --------
Weighted average number of common and common equivalent
  shares outstanding (in thousands).....................    328,711             326,403
                                                           --------            --------
                                                           --------            --------

- -------------------
* Excludes excise taxes of $895 million and $819 million for the three months ended March 31, 1996 and 1995, respectively.

           See Notes to Consolidated Condensed Financial Statements.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                              THREE MONTHS          THREE MONTHS
                                                                  ENDED                 ENDED
                                                             MARCH 31, 1996        MARCH 31, 1995
                                                            -----------------    -------------------
                                                              RJRN                 RJRN
                                                            HOLDINGS    RJRN     HOLDINGS     RJRN
                                                            --------    -----    --------    -------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.............................................    $  198     $ 214    $    198    $   201
  Adjustments to reconcile net income to net cash flows
    from (used in) operating activities:
      Depreciation of property, plant and equipment......       133       133         130        130
      Amortization of intangibles........................       158       158         159        159
      Deferred income tax provision (benefit)............       (24)      (24)          2          2
      Changes in working capital items, net..............      (333)     (326)       (583)      (577)
      Other, net.........................................        (2)       (2)        (17)       (17)
                                                            --------    -----    --------    -------
        Total adjustments................................       (68)      (61)       (309)      (303)
                                                            --------    -----    --------    -------
    Net cash flows from (used in) operating activities...       130       153        (111)      (102)
                                                            --------    -----    --------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................      (149)     (149)       (146)      (146)
  Acquisition of businesses..............................       (54)      (54)        (52)       (52)
  Net proceeds from issuance of Nabisco Holdings' common
    stock to minority shareholders.......................        --        --       1,201      1,201
  Other, net.............................................        45        45          43         43
                                                            --------    -----    --------    -------
    Net cash flows from (used in) investing activities...      (158)     (158)      1,046      1,046
                                                            --------    -----    --------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt..........       342       342      (1,046)    (1,046)
  Increase in notes payable..............................       174       174          57         57
  Proceeds from issuance of Common Stock.................         7        --           5         --
  Dividends paid on Common Stock and Series C preferred
    stock................................................      (142)       --         (40)        --
  Dividends paid on other preferred stock................       (17)       --         (39)        --
  Dividends paid to Nabisco Holdings' minority
    shareholders.........................................        (7)       (7)         --         --
  Other, net--including intercompany transfers...........        16      (162)         14        (56)
                                                            --------    -----    --------    -------
    Net cash flows from (used in) financing activities...       373       347      (1,049)    (1,045)
                                                            --------    -----    --------    -------
Effect of exchange rate changes on cash and cash
  equivalents............................................        (5)       (5)          3          3
                                                            --------    -----    --------    -------
    Net change in cash and cash equivalents..............       340       337        (111)       (98)
Cash and cash equivalents at beginning of period.........       234       232         423        409
                                                            --------    -----    --------    -------
Cash and cash equivalents at end of period...............    $  574     $ 569    $    312    $   311
                                                            --------    -----    --------    -------
                                                            --------    -----    --------    -------

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                            MARCH 31, 1996        DECEMBER 31, 1995
                                                         --------------------    --------------------
                                                           RJRN                    RJRN
                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                         ---------    -------    ---------    -------
ASSETS
Current assets:
  Cash and cash equivalents...........................    $    574    $   569     $    234    $   232
  Accounts and notes receivable, net..................       1,361      1,361        1,334      1,327
  Inventories (Note 2)................................       2,501      2,501        2,489      2,489
  Prepaid expenses and excise taxes...................         491        491          503        503
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT ASSETS............................       4,927      4,922        4,560      4,551
                                                         ---------    -------    ---------    -------
Property, plant and equipment, net....................       5,705      5,705        5,690      5,690
Trademarks, net.......................................       8,201      8,201        8,265      8,265
Goodwill, net.........................................      12,491     12,491       12,536     12,536
Other assets and deferred charges.....................         484        483          467        466
                                                         ---------    -------    ---------    -------
                                                          $ 31,808    $31,802     $ 31,518    $31,508
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.......................................    $    438    $   438     $    268    $   268
  Accounts payable and accrued liabilities............       3,065      2,887        3,404      3,245
  Current maturities of long-term debt................         159        159          150        150
  Income taxes accrued................................         357        357          302        302
                                                         ---------    -------    ---------    -------
      TOTAL CURRENT LIABILITIES.......................       4,019      3,841        4,124      3,965
                                                         ---------    -------    ---------    -------
Long-term debt (less current maturities)..............       9,785      9,785        9,429      9,429
Other noncurrent liabilities..........................       3,034      2,231        3,016      2,365
Deferred income taxes.................................       3,657      3,587        3,666      3,596
Contingencies (Note 3)
RJRN Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trust holding
  solely junior subordinated debentures*..............         954      --             954      --
Stockholders' equity:.................................
  ESOP convertible preferred stock (14,896,017 shares
    issued and outstanding at March 31, 1996).........         238      --             240      --
  Series B preferred stock (12,044 shares issued and
    outstanding at March 31, 1996)....................         301      --             301      --
  Series C convertible preferred stock (26,675,000
    shares issued and outstanding at March 31,
    1996).............................................           3      --               3      --
  Common stock (273,094,058 shares issued and
    outstanding at March 31, 1996)....................           3      --               3      --
  Paid-in capital.....................................      10,120     11,958       10,110     11,958
  Retained earnings...................................          20        585       --            371
  Other stockholders' equity..........................        (326)      (185)        (328)      (176)
                                                         ---------    -------    ---------    -------
      TOTAL STOCKHOLDERS' EQUITY......................      10,359     12,358       10,329     12,153
                                                         ---------    -------    ---------    -------
                                                          $ 31,808    $31,802     $ 31,518    $31,508
                                                         ---------    -------    ---------    -------
                                                         ---------    -------    ---------    -------

- ------------
* The sole asset of the subsidiary trust is the junior subordinated debentures of RJRN Holdings. Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the preferred securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of approximately $978 million and an annual interest rate of 10%.

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

    Certain prior year amounts have been reclassified to conform to the 1996 presentation.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and together with RJRN Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

    On January 1, 1996, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of RJRN Holdings and RJRN.

    On January 1, 1996, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). RJRN Holdings and RJRN elected to continue to apply the intrinsic value based method for recognizing compensation expense for stock-based employee compensation plans.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                               MARCH 31,    DECEMBER 31,
                                                                 1996           1995
                                                               ---------    ------------
Finished products...........................................    $   791        $  755
Leaf tobacco................................................      1,052         1,152
Raw materials...............................................        251           231
Other.......................................................        407           351
                                                               ---------    ------------
                                                                $ 2,501        $2,489
                                                               ---------    ------------
                                                               ---------    ------------

NOTE 3--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1996, 41 new actions were filed or served against RJRT, and/or its affiliates or indemnitees and five such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. As of April 23, 1996, 183 active cases were pending against RJRT, and/or its affiliates, or indemnitees, 181 in the United States, and two in Canada. The United States cases are in 21 states and are distributed as follows: 128 in Florida, ten in Louisiana, six in Texas, five in Tennessee, four in each of Indiana and Kansas, three in each of Mississippi and California, two in each of Alabama, Colorado, Massachusetts, Minnesota and Pennsylvania and one in each of Connecticut, Nevada, New Hampshire, New Jersey, New York, Rhode Island, South Carolina and West Virginia. Of the 181 active cases in the United States, 150 are pending in state court and 31 in federal court.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
    Five of the 181 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Six of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for treatment of citizens allegedly suffering from tobacco related diseases or conditions. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

    The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, Racketeer Influenced and Corrupt Organizations Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in 19 cases in addition to compensatory and other damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Cigarette Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, which has been appealed by both parties, no damages were awarded. The jury awarded plaintiffs $400,000 in the other such case, Cipollone
v. Liggett Group, Inc., which award was overturned on appeal and the case was subsequently dismissed.

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

    Set forth below are descriptions of the class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Louisiana, Massachusetts, Minnesota, Mississippi, Texas and West Virginia, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

    In 1991, Broin v. Philip Morris Company, a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." The defendants' appeal of this certification to the Florida Third District Court of Appeal was denied on January 3, 1995. A motion for rehearing has been filed.

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
    In March 1994, Castano v. The American Tobacco Company, a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995. The district court certified core liability issues (fraud, negligence, breach of warranty, both express and implied, intentional tort, strict liability and consumer protection statutes), and punitive damages. Not certified were issues of injury-in-fact, proximate cause, reliance, affirmative defenses, and compensatory damages. In July 1995, the Fifth Circuit Court of Appeals agreed to hear defendants' appeal of this class certification and oral argument was heard on April 2, 1996. A decision is expected in 1996.

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

    In May 1994, Engle v. R.J. Reynolds Tobacco Company, was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants appealed that ruling to the Florida Third District Court of Appeal which, on January 31, 1996, decided to certify a class limited to Florida citizens or residents. A motion for rehearing has been filed.

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

    In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, then captioned Le Tourneau, v. Imperial Tobacco Company, seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty and conspiracy. The relief sought consists of damages of one million dollars for each of the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
three named plaintiffs, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. On June 2, 1995, the plaintiffs, on consent, were granted leave to file an amended statement of claim to remove Le Tourneau as representative plaintiff and add two additional representative plaintiffs. The case is now captioned Caputo v. Imperial Tobacco Limited.

    In June 1994, in Mangini v. R.J. Reynolds Tobacco Company, the California Supreme Court ruled that the plaintiffs' claim that an RJRT advertising campaign constitutes unfair competition under the California Business and Professions Code was not preempted by the Cigarette Act. The plaintiffs are acting as private attorneys general. This opinion allows the plaintiffs to pursue their lawsuit which had been dismissed at the trial court level. The defendants' Petition for Certiorari to the United States Supreme Court was denied in December 1994. The case has been remanded to the trial court.

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

    In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in state court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action pleaded. The defendants have filed motions to dismiss the remaining two counts. On October 20, 1995, at a hearing on the defendants' joint motion to prohibit prosecution of the action due to plaintiff's unlawful retention of counsel under a contingent fee arrangement, in a ruling from the bench, the contingent fee agreement between the West Virginia Attorney General and private attorneys preparing the case was held to be void on the grounds that the

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
Attorney General has no constitutional, legislative, or statutory authority for entering into such an agreement. On April 19, 1996, plaintiffs made a motion for leave to add the Public Employees Insurance Agency as a plaintiff in this case. The motion is scheduled to be argued on May 13, 1996.

    On February 21, 1995, the state of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to prevent the defendants from engaging in consumer fraud and to require that defendants: disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the state of Florida; dissolve the Council for Tobacco Research ("CTR") and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. On defendants' motion, the case was stayed until July 7, 1995 and that stay has been extended pending appeals by the plaintiffs and the defendants in connection with the constitutional challenge to the Florida statute discussed below. On March 12, 1996, the stay was modified to allow the defendants to file dispositive motions. Individual motions to dismiss were filed by the defendants on March 2, 1996 and are scheduled for argument on May 29, 1996.

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

    The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which, on June 15, 1995, was vetoed by the Governor. A March 13, 1996 legislative vote to override that veto was unsuccessful, but press reports have indicated that a second vote is expected prior to the May 1996 close of the legislative session. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and New Jersey legislatures. RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under statutes, if enacted, or the outcome of any such lawsuits, if filed.

    On November 28, 1995, RJRT and other domestic cigarette manufacturers filed petitions for declaratory judgment in Massachusetts (federal court) and Texas (state court, Austin Texas) as to potential Medicaid reimbursement suits that had been threatened by the Attorneys General of those states. On January 22, 1996, a similar petition for declaratory judgment was filed in Maryland (state court).

    On December 19, 1995, the Commonwealth of Massachusetts filed suit against cigarette manufacturers including RJRT and additional defendants including trade associations and wholesalers, seeking reimbursement of Medicaid and other costs incurred by the state in providing health care to citizens

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
allegedly suffering from diseases or conditions purportedly caused by cigarette smoking. The complaint also seeks orders requiring the manufacturing defendants to disclose and disseminate prior research; fund a corrective campaign and smoking cessation program; disclose nicotine yields of their products; and pay restitution. The defendants removed the case to federal court.

    On March 13, 1996, the state of Louisiana filed suit in state court against cigarette manufacturers and their parent companies, including RJRT and RJRN, a trade association, CTR, an advertising agency and five local wholesalers, seeking to recover the expenses the state has incurred in providing health care and other assistance under various state programs to citizens allegedly suffering from tobacco related injuries and illness. Although none of the defendants had been served, they removed the case to the United States District Court for the Western District of Louisiana on April 12, 1996.

    On March 28, 1996, the state of Texas filed suit in the United States District Court for the Eastern District of Texas against cigarette manufacturers including RJRT, trade associations and an advertising company, seeking reimbursement of health care and insurance expenses incurred by the state that were purportedly caused by cigarette smoking. The complaint includes claims for violation of federal and state antitrust laws, RICO, several equitable doctrines and product liability laws. Relief requested by the state includes the dissolution of the Tobacco Institute and CTR and a declaration that the manufacturing defendants' advertising and marketing programs target children.

    In April 1996, the press carried reports that other states are considering bringing similar suits against cigarette manufacturers.

    On March 12, 1996, defendants Brooke Group and Liggett Group, Inc. stated they had reached agreement with the Castano plaintiffs to settle that case. On April 4, 1996, Liggett Group, Liggett & Myers and Brooke Group filed settlement statements in the Massachusetts, West Virginia, Mississippi and Florida attorney general cases, and are reported to have reached a similar agreement in the Louisiana case. All other cigarette manufacturers, including RJRT, announced their intent to continue to defend the cases.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT has responded to a document subpoena issued by this grand jury. On March 20, 1996 RJRT and RJRN each received a subpoena from a Federal grand jury sitting in the Southern District of New York. Each has produced documents in response to its subpoena. RJRN and RJRT are unable to predict the outcome of these investigations.

    RJRT has received Civil Investigative Demands from the United States Department of Justice requiring RJRT to produce documents and respond to interrogatories relating to the possibility of joint activity to restrain competition in the manufacture and sale of cigarettes, including possible joint activity to restrict research and development or product innovations. RJRT has responded to these Civil Investigative Demands but is unable to predict the outcome of this investigation.

                              -------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3--CONTINGENCIES--(CONTINUED)
have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions.

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

  Results of Operations

    Summarized financial data for RJRN Holdings is as follows:

                                                                            THREE MONTHS
                                                                               ENDED
                                                                             MARCH 31,
                                                                    ----------------------------
                                                                     1996      1995     % CHANGE
                                                                    ------    ------    --------
                                                                       (DOLLARS IN MILLIONS)
NET SALES:
  RJRT...........................................................   $1,057    $  996         6%
  Reynolds International.........................................      839       701        20
                                                                    ------    ------
  Total Tobacco..................................................    1,896     1,697        12
                                                                    ------    ------
  Domestic Food Group............................................    1,434     1,364         5
  International Food Group.......................................      556       479        16
                                                                    ------    ------
  Total Food.....................................................    1,990     1,843         8
                                                                    ------    ------
                                                                    $3,886    $3,540        10
                                                                    ------    ------
                                                                    ------    ------
OPERATING COMPANY CONTRIBUTION*:
  RJRT...........................................................   $  380    $  370         3%
  Reynolds International.........................................      197       179        10
                                                                    ------    ------
  Total Tobacco..................................................      577       549         5
                                                                    ------    ------
  Domestic Food Group............................................      188       201        (6)
  International Food Group.......................................       50        44        14
                                                                    ------    ------
  Total Food.....................................................      238       245        (3)
                                                                    ------    ------
  Headquarters...................................................      (17)      (15)      (13)
                                                                    ------    ------
                                                                    $  798    $  779         3
                                                                    ------    ------
                                                                    ------    ------
OPERATING INCOME:
  RJRT...........................................................   $  289    $  278         4%
  Reynolds International.........................................      187       169        11
                                                                    ------    ------
  Total Tobacco..................................................      476       447         6
                                                                    ------    ------
  Domestic Food Group............................................      137       149        (8)
  International Food Group.......................................       44        39        13
                                                                    ------    ------
  Total Food.....................................................      181       188        (4)
                                                                    ------    ------
  Headquarters...................................................      (17)      (15)      (13)
                                                                    ------    ------
                                                                    $  640    $  620         3
                                                                    ------    ------
                                                                    ------    ------

- ------------

* Operating Company Contribution represents operating income before amortization of trademarks and goodwill.

    RJRN Holdings reported net sales of $3.9 billion during the first quarter of 1996, a 10% increase over the comparable period in 1995, reflecting volume growth in both the worldwide tobacco and food businesses and higher selling prices in the worldwide tobacco business. Net income of $198 million was flat compared to 1995 but was adversely impacted by $11 million ($7 million after tax, $.02 per share) of costs incurred during the first quarter of 1996 in connection with the recently ended proxy contest and consent solicitation. See Part II, Item 4--"Submission of Matters to a Vote of Security Holders" for additional information regarding the proxy contest and consent solicitation. Net income was also adversely impacted by the effect of increased interest expense as a result of the exchange in September 1995 of preferred securities issued by RJRN Holdings' subsidiary trust (the payments on which are tax-deductible) for a like amount of Series B Cumulative Preferred Stock (the payments on which are not tax-deductible). After deducting preferred stock dividends, net income applicable to common stock was up $22 million or 13% from the first quarter of 1995.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    The worldwide tobacco business reported net sales of $1.9 billion in the first quarter of 1996, a 12% increase from the first quarter of 1995. The increase in net sales primarily reflects higher selling prices at both the domestic and international tobacco operations and higher volume at the international tobacco operation. Operating company contribution and operating income for the worldwide tobacco businesses in the first quarter of 1996 increased 5% and 6%, respectively, from the corresponding period in 1995 driven by the volume increases and higher selling prices.

    Net sales for RJRT amounted to $1.1 billion in the first quarter of 1996, a 6% increase from the first quarter of 1995, fueled by prior year selling price increases and favorable mix. Overall volume was down slightly due to the intentional ceding of market share in the low-margin savings brands. Full price volume was up slightly with Camel, RJRT's strongest brand performer, recording a 9% volume increase. Volume of RJRT's leading savings brand, Doral, grew 8% in the quarter. Full price volume as a percentage of total volume amounted to 62% in the first quarter of 1996 compared to 61% in 1995. RJRT's performance in the domestic full-price retail segment reflects slightly increased market share on quarter to quarter comparisons. Operating company contribution and operating income increased 3% and 4%, respectively, driven by the favorable mix, higher selling prices and lower manufacturing costs, partially offset by higher marketing spending.

    Volume comparisons for domestic tobacco are anticipated to be less favorable in the second quarter of 1996, given last year's large volume gains during the quarter associated with the product recalls of a major competitor and the July 4th holiday shipping pattern. Additionally, volume may be impacted by a recently announced 4% price increase across most RJRT brands.

    Reynolds International recorded net sales of $839 million in the first quarter of 1996, a 20% increase from the first quarter of 1995 due to an overall volume increase of 23% (approximately $113 million), fueled by volume increases in the Former Soviet Union as well as the Americas and Asia, and higher selling prices (approximately $30 million). Operating company contribution of $197 million in the first quarter of 1996 increased 10% over the 1995 first quarter, due to the volume increases and higher selling prices. First quarter volume in the Former Soviet Union and Asian markets exceeded expectations. Volume performance in Western Europe decreased slightly compared to the prior year's quarter. Operating income of $187 million increased 11% from $169 million in 1995 as a result of the higher operating company contribution.

    Governmental Activity

    In August 1995, the Commissioner of the U.S. Food and Drug Administration (the "FDA"), with the support of the Clinton Administration, announced that he was asserting jurisdiction over cigarettes and certain other tobacco products and issued a notice and request for comments on proposed regulations. The proposed regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's proposed rule would also limit advertising in print and on billboards to black and white text, impose new labeling language, and require cigarette manufacturers to fund a $150 million-a-year campaign to discourage minors from using tobacco products. RJRT and other cigarette manufacturers have submitted responses to the proposed rules. The FDA extended the comment period for these rules, but the extended comment period closed on April 19, 1996.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to adult smokers. RJRT, together with the other four major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the Commissioner's announcement in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (Coyne Beahm v. United States Food & Drug Administration). Plaintiffs have filed a motion for summary judgment and defendants have filed a motion to dismiss. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict whether the FDA will adopt final rules asserting jurisdiction over cigarettes or the scope of such final rules, if adopted. It is also unable to predict the outcome of the litigation seeking to enjoin the FDA's rulemaking.

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

    For a description of certain litigation affecting RJRT and its affiliates, see Note 3 to the Consolidated Condensed Financial Statements.

FOOD

    The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are conducted by Nabisco, Inc. and consist of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Refrigerated Foods (formerly Fleischmann's) companies (collectively, the "Domestic Food Group"). Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively the "International Food Group").

    Nabisco Holdings reported net sales of $2.0 billion in the first quarter of 1996, an increase of 8% from the first quarter 1995 level of $1.8 billion, with the Domestic Food Group up 5% and the International Food Group up 16%. The Domestic Food Group's sales increase was attributable principally to volume gains from all non-biscuit businesses, which accounted for 4 percentage points of the total increase from last year. The impact of the October, 1995 Parkay margarine acquisition, offset by the impact of 1995 product line disposals, principally Ortega, accounted for the other percentage point of growth. First quarter net sales for the Nabisco Biscuit Company, Nabisco's largest domestic business unit, were equal to last year's level. The International Food Group's sales increase was primarily driven by the fourth quarter 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa, and improved results in Argentina, Venezuela, Brazil, Colombia and Iberia, principally due to volume gains.

    Nabisco Holdings' operating company contribution was $238 million in the first quarter of 1996, a decrease of 3% from the first quarter 1995 level of $245 million, with the Domestic Food Group down 6% and the International Food Group up 14%. The Domestic Food Group's operating company contribution decrease for the first quarter of 1996 was primarily due to lower operating results at the Nabisco Biscuit Company, resulting primarily from higher fixed manufacturing and selling costs. The International Food Group's increase in operating company contribution for the first quarter of 1996 was primarily due to the profit impact of increased sales volumes in Argentina, Iberia and Venezuela and productivity initiatives in Canada.

    Nabisco Holdings' operating income was $181 million in the first quarter of 1996, a decrease of 4% from the first quarter 1995 level of $188 million, as a result of the decrease in operating company contribution discussed above.

    Nabisco Holdings is currently exploring opportunities to increase efficiencies and productivity and to reduce the cost structures of the domestic and international food operations which could favorably affect future results but reduce net income in the short term.

Restructuring and Realignment Reserve Balances

    As of March 31, 1996, the amount of severance pay and benefits to be paid under prior years' restructuring and realignment programs aggregated $107 million, the majority of which related to the 1995 restructuring program. This represents a decrease of $30 million from the corresponding amount of $137 million at December 31, 1995.

Impact of New Accounting Pronouncements

    On January 1, 1996, RJRN Holdings and RJRN adopted SFAS No. 121 and SFAS No.
123. See Note 1 to the Consolidated Condensed Financial Statements.

Liquidity and Financial Condition

    Net cash flows from operating activities for the first quarter of 1996 were $130 million, an increase of $241 million from the first quarter of 1995 level. The increase in net cash flows from operating activities reflects lower operating working capital requirements in 1996 primarily due to the timing of leaf inventory payments, offset in part by higher 1996 income tax payments.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in an outflow of $125 million and an outflow of $277 million for the first three months of 1996 and 1995, respectively. The lower outflow from 1995 to 1996 primarily reflects the higher net cash flows from operating activities which more than offset the impact from the Common Stock dividends paid, the payments of which commenced on April 1, 1995.

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

    At March 31, 1996, approximately $5.3 billion of total debt (notes payable and long-term debt, including current maturities) was owed by RJRN and approximately $5.1 billion was owed by its subsidiaries.

    Capital expenditures were $149 million for the first three months of 1996. The current level of expenditures planned for 1996 is expected to be in the range of approximately $700 million to $750 million (approximately 60% Food and 40% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings plans to repurchase up to $100 million of Common Stock in 1996.

                                  ------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                              -------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
TOBACCO-RELATED LITIGATION

    Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1996, 41 new actions were filed or served against RJRT, and/or its affiliates or indemnitees and five such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. As of April 23, 1996, 183 active cases were pending against RJRT, and/or its affiliates, or indemnitees, 181 in the United States, and two in Canada. The United States cases are in 21 states and are distributed as follows: 128 in Florida, ten in Louisiana, six in Texas, five in Tennessee, four in each of Indiana and Kansas, three in each of Mississippi and California, two in each of Alabama, Colorado, Massachusetts, Minnesota and Pennsylvania and one in each of Connecticut, Nevada, New Hampshire, New Jersey, New York, Rhode Island, South Carolina and West Virginia. Of the 181 active cases in the United States, 150 are pending in state court and 31 in federal court.

    Five of the 181 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Six cases, which are described more specifically above, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Six of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for treatment of citizens allegedly suffering from tobacco related diseases or conditions. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

    For additional information about tobacco-related litigation and legal proceedings, see Note 3-- Contingencies--Tobacco-Related Litigation of Notes to Consolidated Condensed Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A consent solicitation was completed during the first quarter of 1996, the results of which were certified to RJRN Holdings on March 22, 1996 and filed with the Securities and Exchange Commission on a Form 8-K on the same date. See
Item 6--"Exhibits and Reports on Form 8-K" below.

    At its annual meeting on April 17, 1996, RJRN Holdings announced, based on preliminary estimates of voting results, that its current board of directors had been reelected by a more than three-to-one majority over the slate proposed by Brooke Group, and that all shareholder proposals had been defeated. The official vote tabulation for all matters submitted to a vote of shareholders is not yet available.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

  4.1   Registrants agree to furnish copies of any instruments defining the rights of holders of long- term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.
*10.1   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996; one-year period).
*10.2   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996; three-year period).
*10.3   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-regular).
*10.4   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-insider).
*10.5   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-executive).
*10.6   1996 Amendment to Employment Agreement dated December 5, 1995 by and among RJR
        Nabisco Holdings Corp., RJR Nabisco, Inc. and Steven F. Goldstone.
*12.1   RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges.
*27.1   RJR Nabisco Holdings Corp. Financial Data Schedule
*27.2   RJR Nabisco, Inc. Financial Data Schedule

- ------------

* Filed herewith.

    (b) Reports on Form 8-K

    Report on Form 8-K dated March 22, 1996, filing notice of certain by-law amendments and other results of a consent solicitation, which results were certified to RJRN Holdings on March 22, 1996, and filing the amended by-laws as an exhibit.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          RJR NABISCO HOLDINGS CORP.
                                          RJR NABISCO, INC.

                                                      (Registrants)

Date: May 1, 1996                                    /s/ ROBERT S. ROATH
                                               .................................
                                               Robert S. Roath,
                                               Senior Vice President and
                                               Chief Financial Officer

                                                     /s/ RICHARD G. RUSSELL
                                               .................................
                                               Richard G. Russell,
                                               Senior Vice President and
                                                 Controller

                                  EXHIBIT INDEX


Exhibit No.                         Description                                               Page No.
- -----------                         -----------                                               --------
  4.1   Registrants agree to furnish copies of any instruments defining the rights of holders of long- term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.
*10.1   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996; one-year period).
*10.2   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996; three-year period).
*10.3   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-regular).
*10.4   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-insider).
*10.5   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp.
        and the grantee named therein (1996 grant-executive).
*10.6   1996 Amendment to Employment Agreement dated December 5, 1995 by and among RJR
        Nabisco Holdings Corp., RJR Nabisco, Inc. and Steven F. Goldstone.
*12.1   RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges.
*27.1   RJR Nabisco Holdings Corp. Financial Data Schedule
*27.2   RJR Nabisco, Inc. Financial Data Schedule

- ------------

* Filed herewith.