Form 10-Q
period 1996-06-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1996-07-31
CIK 847903, 83612

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               ______________

                                 FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 1996
                               ______________

                         RJR Nabisco Holdings Corp.
           (Exact name of registrant as specified in its charter)


                 Delaware               1-10215                13-3490602
             (State or other          (Commission           (I.R.S. Employer
             jurisdiction of          file number)         Identification No.)
             incorporation or
              organization)

                             RJR Nabisco, Inc.
           (Exact name of registrant as specified in its charter)

                 Delaware                1-6388                56-0950247
             (State or other          (Commission           (I.R.S. Employer
             jurisdiction of          file number)         Identification No.)
             incorporation or
              organization)

                        1301 Avenue of the Americas
                       New York, New York 10019-6013
                               (212) 258-5600
  (Address, including zip code, and telephone number, including area code, of the principal executive offices of RJR Nabisco Holdings Corp. and RJR
                              Nabisco, Inc.)
                               ______________

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject
to such filing requirements for the past 90 days. YES   X  , NO ___.
                                                      -----

Indicate the number of shares outstanding of each of the Registrants' classes of common stock as of the latest practicable date: June 30, 1996:

 RJR Nabisco Holdings Corp.: 272,108,434 shares of common stock, par value
                              $.01 per share
RJR Nabisco, Inc.: 3,021.86513 shares of common stock, par value $1,000 per share

                               ______________

RJR Nabisco, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                                   INDEX


                                                                       Page
                                                                       ----

Part I--Financial Information
  Item 1. Financial Statements
        Consolidated Condensed Statements of Income--Three
          Months Ended June 30, 1996 and 1995  . . . . . . . . . . .     1
        Consolidated Condensed Statements of Income--Six
          Months Ended June 30, 1996 and 1995   . . . . . . . . . .      2
        Consolidated Condensed Statements of Cash Flows--Six
          Months Ended June 30, 1996 and 1995 . . . . . . . . . . .      3
        Consolidated Condensed Balance Sheets--June 30, 1996 and
          December 31, 1995   . . . . . . . . . . . . . . . . . . .      4
        Notes to Consolidated Condensed Financial Statements  . . .   5-13
  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . .  14-20

Part II--Other Information
  Item 1.Legal Proceedings  . . . . . . . . . . . . . . . . . . . .     21
  Item 4.Submission of Matters to a Vote of Security Holders. . . .  22-23
  Item 6.Exhibits and Reports on Form 8-K . . . . . . . . . . . . .     24
  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .     25

                                   Part I

Item 1. Financial Statements

                                               RJR NABISCO HOLDINGS CORP.
                                                   RJR NABISCO, INC.

                                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Dollars in Millions Except Per Share Amounts)


                                                                Three Months                         Three Months
                                                                    Ended                                Ended
                                                                June 30, 1996                       June 30, 1995
                                                         ----------------------------   ------------------------------
                                                             RJRN                           RJRN
                                                            Holdings           RJRN        Holdings            RJRN
                                                            --------           ----        --------            ----
Net sales*  . . . . . . . . . . . . . . . . . . . . .    $   4,203          $   4,203      $  4,081           $  4,081
                                                         ---------          ---------      --------           --------

Costs and expenses (Note 1)*:
 Cost of products sold  . . . . . . . . . . . . . . .        1,941              1,941         1,871              1,871
 Selling, advertising, administrative and general
   expenses . . . . . . . . . . . . . . . . . . . . .        1,437              1,441         1,407              1,401
 Amortization of trademarks and goodwill  . . . . . .          160                160           159                159
 Restructuring expense  . . . . . . . . . . . . . . .          428                428           --                --
                                                         ---------          ---------      --------           --------

   Operating income . . . . . . . . . . . . . . . . .          237                233           644                650
Interest and debt expense . . . . . . . . . . . . . .         (230)              (207)         (222)              (222)
Other income (expense), net . . . . . . . . . . . . .          (23)               (23)         (119)              (123)
                                                         ---------          ---------      --------           --------

   Income (loss) before income taxes  . . . . . . . .
                                                               (16)                 3           303                305
Provision for income taxes  . . . . . . . . . . . . .           53                 63           134                137
                                                         ---------         ----------     ---------        -----------

  Income (loss)  before minority interest in income (loss)
     of Nabisco Holdings  . . . . . . . . . . . . . .          (69)               (60)          169                168
Less minority interest in income (loss) of Nabisco
                                                               (42)               (42)           16                 16
  Holdings  . . . . . . . . . . . . . . . . . . . . .    ---------         ----------     ---------        -----------
     Net income (loss)  . . . . . . . . . . . . . .            (27)               (18)          153                152
Less preferred stock dividends  . . . . . . . . . . .           10                --             32                 --
                                                         ---------         ----------     ---------        -----------
     Net income (loss) applicable to Common Stock . . .  $     (37)        $      (18)    $     121        $       152
                                                         =========         ==========     =========        ===========
Net income (loss) per common and common equivalent share $   (0.11)                       $    0.37
                                                         =========                        =========

Dividends per share of Series C preferred stock . . .    $   1.503                        $   1.503
                                                         =========                        =========
Dividends per share of Common Stock . . . . . . . . .    $  0.4625                        $   0.375
                                                         =========                        =========

Weighted average number of common and common equivalent
  shares outstanding (in thousands) . . . . . . . . .      325,879                          326,232
                                                         =========                        =========

__________________
* Excludes excise taxes of $960 million and $984 million for the three months ended June 30, 1996 and 1995, respectively.


                 See Notes to Consolidated Condensed Financial Statements


                                               RJR NABISCO HOLDINGS CORP.
                                                   RJR NABISCO, INC.

                                      CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Dollars in Millions Except Per Share Amounts)





                                                                    Six Months               Six Months
                                                                      Ended                     Ended
                                                                   June 30, 1996             June 30, 1995
                                                             -----------------------   -----------------------
                                                                RJRN                       RJRN
                                                              Holdings        RJRN       Holdings         RJRN
                                                             ---------        ----       --------        ------
Net sales*  . . . . . . . . . . . . . . . . . . . . .       $    8,089      $    8,089   $    7,621    $    7,621
                                                            ----------      ----------   ----------    ----------

Costs and expenses (Note 1)*:
 Cost of products sold  . . . . . . . . . . . . . . .            3,742           3,742        3,496         3,496
 Selling, advertising, administrative and general
   expenses . . . . . . . . . . . . . . . . . . . . .            2,724           2,728        2,543         2,536
 Amortization of trademarks and goodwill  . . . . . .              318             318          318           318
 Restructuring expense  . . . . . . . . . . . . . . .              428             428         --             --
                                                            ----------      ----------     --------    ----------

   Operating income . . . . . . . . . . . . . . . . .              877             873        1,264         1,271
Interest and debt expense . . . . . . . . . . . . . .             (464)           (417)        (442)         (442)
Other income (expense), net . . . . . . . . . . . . .              (58)            (58)        (155)         (157)
                                                            ----------      ----------     --------    ----------
   Income before income taxes . . . . . . . . . . . .              355             398          667           672
Provision for income taxes  . . . . . . . . . . . . .              216             234          293           296
                                                            ----------      ----------     --------    ----------

   Income before minority interest in income (loss)
     of Nabisco Holdings  . . . . . . . . . . . . . .              139             164          374           376
Less minority interest in income (loss) of Nabisco
     Holdings  . .. . . . . . . . . . . . . . . . . .              (32)            (32)          23            23
                                                            ----------      ----------     --------     ---------
    Net income . . . . . . . . . . . . . . . . . . . .             171             196          351           353
Less preferred stock dividends  . . . . . . . . . . .               21             --            65           --
                                                            ----------     -----------     --------     ---------
    Net income applicable to Common Stock  . . . . . .       $     150    $        196     $    286     $     353
                                                            ==========    ============     ========     =========

Net income per common and common equivalent share . .        $    0.46                         0.88
                                                            ==========                     ========

Dividends per share of Series C preferred stock . . .        $   3.006                        3.006
                                                            ==========                     ========

Dividends per share of Common Stock . . . . . . . . .        $   0.925                        0.750
                                                            ==========                     ========
Weighted average number of common and common equivalent
  shares outstanding (in thousands) . . . . . . . . .          328,224                      326,317
                                                            ==========                     ========


- ------------------
* Excludes excise taxes of $1.855 billion and $1.803 billion for the six months ended June 30, 1996 and 1995, respectively.



          See Notes to Consolidated Condensed Financial Statements

                                                RJR NABISCO HOLDINGS CORP.
                                                    RJR NABISCO, INC.

                                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (Dollars in Millions)

                                                                 Six Months                 Six Months
                                                                    Ended                      Ended
                                                                June 30, 1996              June 30, 1995
                                                            -------------------        -------------------
                                                              RJRN                       RJRN
                                                            Holdings      RJRN         Holdings      RJRN
                                                            --------      ----         --------      ----
Cash flows from (used in) operating activities:
 Net income . . . . . . . . . . . . . . . . . . . . . .   $     171   $     196      $     351   $     353
                                                          ---------   ---------      ---------   ---------
 Adjustments to reconcile net income to net cash flows
   from operating activities:
    Depreciation and other amortization . . . . . . . .         259         259            262         262
    Amortization of intangibles . . . . . . . . . . . .         318         318            318         318
    Deferred income tax benefit . . . . . . . . . . . .        (163)       (162)           (99)        (99)
    Changes in working capital items, net . . . . . . .        (329)       (246)          (385)       (319)
    Restructuring expense, net of cash payments . . . .         369         369            (73)        (73)
    Other, net  . . . . . . . . . . . . . . . . . . . .         (40)        (42)            15          15
                                                          ---------   ---------      ---------   ---------
     Total adjustments  . . . . . . . . . . . . . . . .         414         496             38         104
                                                          ---------   ---------      ---------   ---------
    Net cash flows from operating activities . . . . . .        585         692            389         457
                                                          ---------   ---------      ---------   ---------
Cash flows from (used in) investing activities:
 Capital expenditures . . . . . . . . . . . . . . . . .        (332)       (332)          (294)       (294)
 Acquisition of businesses  . . . . . . . . . . . . . .        (129)       (129)           (55)        (55)
 Disposition of assets  . . . . . . . . . . . . . . . .         113         113             35          35
 Net proceeds from issuance of Nabisco Holdings' common
    stock to minority shareholders  . . . . . . . . . .        --          --            1,201       1,201
 Other, net . . . . . . . . . . . . . . . . . . . . . .          13          13             12          12
                                                          ---------   ---------      ---------    --------
  Net cash flows from (used in) investing activities .        (335)       (335)           899         899
                                                          ---------   ---------      ---------    --------

Cash flows from (used in) financing activities:
 Net borrowings (repayments) of long-term debt  . . . .          70         70            (613)       (613)
 Increase (decrease) in notes payable . . . . . . . . .         165         165           (109)       (109)
 Proceeds from issuance of Common Stock . . . . . . . .           7        --                5        --
 Repurchase of Common Stock   . . . . . . . . . . . . .         (30)       --             --          --
 Dividends paid on Common Stock and Series C preferred
   stock  . . . . . . . . . . . . . . . . . . . . . . .        (309)       --             (182)       --
Dividends paid on other preferred stock   . . . . . . .         (24)       --              (68)       --
Dividends paid to Nabisco Holdings' minority
  shareholders  . . . . . . . . . . . . . . . . . . . .         (14)        (14)          --          --
Other, net - including intercompany transfers . . . . .          19        (442)            15        (284)
                                                          ---------   ---------      ---------   ---------

   Net cash flows used in financing activities  . . . .        (116)       (221)          (952)     (1,006)
                                                          ---------   ---------      ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents . . . . . . . . . . . . . . . . . . . . .          (7)         (7)            13          13
                                                          ---------   ---------      ---------   ----------

   Net change in cash and cash equivalents  . . . . . .         127         129            349         363
Cash and cash equivalents at beginning of period  . . .         234         232            423         409
                                                          ---------   ---------      ---------   ---------
Cash and cash equivalents at end of period  . . . . . .    $    361   $     361       $    772   $     772
                                                           ========   =========       ========   =========

                          Consolidated Condensed Financial Statements



                             RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.


                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Millions)



                                                            June 30, 1996           December 31, 1995
                                                       ---------------------     ----------------------
                                                           RJRN                      RJRN
                                                         Holdings     RJRN         Holdings     RJRN
                                                         --------     ----         --------    ------
ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . .    $     361   $     361      $     234  $     232
 Accounts and notes receivable, net . . . . . . . .        1,420       1,414          1,334      1,327
 Inventories (Note 2) . . . . . . . . . . . . . . .        2,581       2,581          2,489      2,489
 Prepaid expenses and excise taxes  . . . . . . . .          448         448            503        503
                                                      ----------   ---------      ---------  ---------
    Total current assets  . . . . . . . . . . . . .        4,810       4,804          4,560      4,551
                                                      ----------   ----------     ---------- ---------

Property, plant and equipment, net  . . . . . . . .        5,699       5,699          5,690      5,690
Trademarks, net . . . . . . . . . . . . . . . . . .        8,127       8,127          8,265      8,265
Goodwill, net . . . . . . . . . . . . . . . . . . .       12,383      12,383         12,536     12,536
Other assets and deferred charges . . . . . . . . .          456         455            467        466
                                                      ----------   ---------      ---------  ---------
                                                      $   31,475   $  31,468      $  31,518  $  31,508
                                                      ==========   =========      =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable  . . . . . . . . . . . . . . . . . .   $      451   $     451      $     268  $     268
 Accounts payable and accrued liabilities . . . . .        3,446       3,263          3,404      3,245
 Current maturities of long-term debt . . . . . . .           57          57            150        150
 Income taxes accrued . . . . . . . . . . . . . . .          257         169            302        302
                                                      ----------  ----------     ---------- ----------
    Total current liabilities . . . . . . . . . . .        4,211       3,940          4,124      3,965
                                                      ----------  ----------     ---------- ----------
Long-term debt (less current maturities)  . . . . .        9,569       9,569          9,429       9,429

Other noncurrent liabilities  . . . . . . . . . . .        3,044       2,121          3,016       2,365
Deferred income taxes . . . . . . . . . . . . . . .        3,578       3,510          3,666       3,596
Contingencies (Note 3)
RJRN Holdings' obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely junior subordinated debentures* . . . . . . . .      954        --              954        --
Stockholders' equity:
  ESOP convertible preferred stock (14,808,894 shares
      issued and outstanding at June 30, 1996)  . .          237        --              240        --
  Series B preferred stock (12,044 shares issued and
      outstanding at June 30, 1996) . . . . . . . .          301        --              301        --
  Series C convertible preferred stock (26,675,000
      shares issued and outstanding at June 30, 1996)          3        --                3        --
  Common stock (273,120,434 shares issued at June 30,
      1996) . . . . . . . . . . . . . . . . . . . .            3        --                3        --
 Paid-in capital  . . . . . . . . . . . . . . . . .        9,937      11,958         10,110      11,958
 Retained earnings  . . . . . . . . . . . . . . . .         --           567           --           371
 Treasury stock, at cost (1,012,000 shares
     repurchased at June 30, 1996)  . . . . . . . .          (30)       --             --       --
 Other stockholders' equity   . . . . . . . . . . .         (332)       (197)          (328)       (176)
                                                      ----------  ----------     ---------- -----------
    Total stockholders' equity  . . . . . . . . . .       10,119      12,328         10,329     12,153
                                                     -----------  ----------     ---------- -----------
                                                     $    31,475  $   31,468     $   31,518 $   31,508
                                                     ===========  ==========     ========== ==========

___________



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


Note 1 -- Interim Reporting and Results of Operations



     For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

     In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and together with RJRN Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of RJRN Holdings and RJRN for the year ended December 31, 1995.

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

      In the second quarter of 1996, Nabisco Holdings Corp. ("Nabisco Holdings") recorded a pre-tax restructuring expense of $428 million ($241 million after-tax, net of minority interest) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the $428 million restructuring expense, the program will require additional cash expenditures of approximately $81 million, $10 million ($5 million after-tax, net of minority interest) of which was recorded in the second quarter of 1996 for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.

     The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling 5,850 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line rationalizations (approximately $116 million), estimated losses to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)





Note 2 - Inventories


        The major classes of inventory are shown in the table below:

                                                              June 30,        December 31,
                                                                1996             1995
                                                           -----------      ---------------
            Finished products . . . . . . . . . . . . .    $    811              $   755

            Leaf tobacco  . . . . . . . . . . . . . . .        1,117               1,152
            Raw materials . . . . . . . . . . . . . . .          233                 231
            Other . . . . . . . . . . . . . . . . . . .          420                 351
                                                         -----------         -----------

                                                             $ 2,581             $ 2,489
                                                             =======             =======



Note 3 -- Contingencies

Tobacco-Related Litigation

     Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including RJRN) or indemnitees, including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1996, 44 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 20 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. As of July 19, 1996, 203 active cases were pending against RJRT and/or its affiliates or indemnitees, 201 in the United States and two in Canada. The United States cases are in 26 states and are distributed as follows: 134 in Florida, 13 in Louisiana, six in Texas, five in Indiana, four in each of California and Kansas, three in each of Maryland, Massachusetts, Mississippi, Pennsylvania and Tennessee, two in each of Alabama, Colorado, Connecticut, Minnesota and New York, and one in each of the District of Columbia, Michigan, Nevada, New Hampshire, New Jersey, North Dakota, Rhode Island, South Carolina, Washington and West Virginia. Of the 201 active cases in the United States, 160 are pending in state court and 41 in federal court.

     Eight of the 201 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Ten cases, which are described more specifically below, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Eight of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for treatment of citizens suffering from diseases or conditions allegedly related to tobacco. One case, based on a similar theory, has been brought by the City and County of San Francisco. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

     The plaintiffs in these actions seek recovery on a variety of legal theories, including strict liability in tort, design defect, negligence, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, unjust enrichment, Racketeer Influenced and Corrupt Organizations Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



damages. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases, additional constitutional defenses. Juries have found for plaintiffs in two smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in the other such case, Cipollone v. Liggett Group, Inc., which award was overturned on appeal and the case was subsequently dismissed.

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

     Set forth below are descriptions of the class action lawsuits, a suit in which plaintiffs seek to act as private attorneys general, actions brought by state attorneys general in Connecticut, Louisiana, Massachusetts, Minnesota, Mississippi, Texas, Washington and West Virginia, an action filed by the City and County of San Francisco, an action brought by the State of Florida and pending investigations relating to RJRT's tobacco business.

     In 1991, Broin v. Philip Morris Company, a purported class action against certain tobacco industry defendants, including RJRT, was brought by flight attendants claiming to represent a class of 60,000 individuals, alleging personal injury caused by exposure to environmental tobacco smoke in their workplace. In December 1994, the Florida state court certified a class consisting of "all non-smoking flight attendants who are or have been employed by airlines based in the United States and are suffering from diseases and disorders caused by their exposure to secondhand cigarette smoke in airline cabins." An appeal, motion for rehearing of appeal and petition for Mandamus and/or Prohibition to the Florida Supreme Court have all been denied and the case returned to the trial court for further proceedings.

     In March 1994, Castano v. The American Tobacco Company, a purported class action, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT, seeking certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal rule 23 governing class actions.

     Since the Fifth Circuit Court of Appeals decision, class action suits based on similar claims have been brought in the District of Columbia, Louisiana, Maryland and New York. Immediately prior to that decision, a similar suit was filed in Indiana. Each such suit asserts claims on behalf of residents of the particular state who allegedly are or claim to be addicted, or are the legal survivors of such persons.

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

     In May 1994, Engle v. R.J. Reynolds Tobacco Company, was filed in Circuit Court, Eleventh Judicial District, Dade County, Florida against tobacco manufacturers, including RJRT, and other members of the industry, by plaintiffs who allege injury and purport to represent a class of all United States citizens and residents who claim to be addicted, or who claim to be legal survivors of persons who allegedly were addicted, to tobacco products. On October 28, 1994, a state court judge in Miami granted plaintiffs' motion to certify the class. The defendants appealed that ruling to the Florida Third District Court of Appeal which, on January 31, 1996, decided to certify a class limited to Florida citizens or residents. A motion for rehearing was denied. On June 7, 1996, defendants filed a petition for discretionary review with the Florida Supreme Court.

     In September 1994, Granier v. American Tobacco Company, a purported class action apparently patterned after the Castano case, was filed in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT. Plaintiffs seek certification of a class action on behalf of all residents of the United States who have used and purportedly became addicted to tobacco products manufactured by defendants. The complaint alleges that cigarette manufacturers manipulated the levels of nicotine in tobacco products for the purpose of addicting consumers. By agreement of the parties, all action in this case is stayed pending determination of the motion for class certification in the Castano case. Although the Castano case was decertified in May 1996, there has been no further action in the Granier case to date.

     In January 1995, a purported class action was filed in the Ontario Canada Court of Justice against RJR-MacDonald, Inc. and two other Canadian cigarette manufacturers. The lawsuit, then captioned Le Tourneau, v. Imperial Tobacco Company, seeks certification of a class of persons who have allegedly become addicted to the nicotine in cigarettes or who had such alleged addiction heightened or maintained through the use of cigarettes, and who have allegedly suffered loss, injury, and damage in consequence, together with persons with Family Law Act claims in respect to the claims of such allegedly addicted persons, and the estates of such allegedly addicted persons. Theories of recovery pleaded include negligence, strict liability, failure to warn, deceit, negligent misrepresentation, implied warranty and conspiracy. The relief sought

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



consists of damages of one million Canadian dollars for each of the three named plaintiffs, punitive damages, funding of nicotine addiction rehabilitation centers, interest and costs. On June 2, 1995, the plaintiffs, on consent, were granted leave to file an amended statement of claim to remove Le Tourneau as representative plaintiff and add two additional representative plaintiffs. The case is now captioned Caputo v. Imperial Tobacco Limited.

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

     In August 1994, RJRT and other U.S. cigarette manufacturers were named as defendants in an action instituted on behalf of the State of Minnesota and of Blue Cross and Blue Shield of Minnesota to recover the costs of medical expenses paid by the state and by Blue Cross/Blue Shield that were incurred in the treatment of diseases allegedly caused by cigarette smoking. The suit, Minnesota v. Philip Morris, alleges consumer fraud, unlawful and deceptive trade practices, false advertising and restraint of trade, and it seeks injunctive relief and money damages, trebled for violations of the state antitrust law. Motions by the defendants to dismiss all claims of Blue Cross/Blue Shield and certain substantive claims of the State of Minnesota, and by plaintiffs to strike certain of the defendants' defenses, were denied on May 19, 1995. An intermediate appeals court declined to hear the defendants' appeal from the ruling denying the motion to dismiss all claims of Blue Cross/Blue Shield on the ground that it lacks standing to bring the action, but the Minnesota Supreme Court agreed to do so and on July 25, 1996, held that Blue Cross/Blue Shield does not have standing to pursue tort claims, but does have standing with respect to all other claims.

     In September 1994, the Attorney General of West Virginia filed suit against RJRT, RJRN and twenty-one additional defendants in State court in West Virginia. The lawsuit, McGraw v. American Tobacco Company, is similar to those previously filed in Mississippi and Minnesota. It seeks recovery for medical expenses incurred by the state in the treatment of diseases statistically associated with cigarette smoking and requests an injunction against the promotion and sale of cigarettes and tobacco products to minors. The lawsuit also seeks a declaration that the state of West Virginia, as plaintiff, is not subject to the defenses of statute of repose, statute of limitations, contributory negligence, comparative negligence, or assumption of the risk. On May 3, 1995, the judge granted defendants' motion to dismiss eight of the ten causes of action

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



pleaded. The defendants have filed motions to dismiss the remaining two counts. On October 20, 1995, at a hearing on the defendants' joint motion to prohibit prosecution of the action due to plaintiff's unlawful retention of counsel under a contingent fee arrangement, in a ruling from the bench, the contingent fee agreement between the West Virginia Attorney General and private attorneys preparing the case was held to be void on the grounds that the Attorney General has no constitutional, legislative, or statutory authority for entering into such an agreement. On June 5, 1996, the court entered an order granting plaintiff's motion to add the Public Employees Insurance Agency as a plaintiff in this case.

     On February 21, 1995, the State of Florida filed a suit against RJRT and RJRN, along with other industry members, their holding companies and other entities. The state is seeking Medicaid reimbursement under various theories of liability and injunctive relief to prevent the defendants from engaging in consumer fraud and to require that defendants: disclose and publish all research conducted directly or indirectly by the industry; fund a corrective public education campaign on the issues of smoking and health in Florida; prevent the distribution and sale of cigarettes to minors under the age of eighteen; fund clinical smoking cessation programs in the State of Florida; dissolve the Council for Tobacco Research ("CTR") and the Tobacco Institute or divest ownership, sponsorship, or membership in both; and disgorge all profits from sales of cigarettes in Florida. Although this case was stayed in connection with the constitutional challenge to the Florida statute discussed below, the stay was vacated, first as to jurisdictional issues only, and then, on July 25, 1996, as to all matters. Court - ordered mediation of all aspects of the state's claims against the cigarette industry, which was commenced in July 1996, was unsuccessful. Trial is scheduled for August 4, 1997.

     The suit by the State of Florida was brought under a statute which was amended effective July 1994 to allow the state to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets and National Association of Convenience Stores in June 1994. On June 26, 1995 the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the statute unconstitutional. Both plaintiffs and defendants appealed this decision to the Florida Supreme Court which, on June 27, 1996, issued its opinion holding the statute "facially" constitutional with several exceptions. The court held that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of Medicaid payments made after July 1, 1994, the effective date of the act; that the state must identify by name individual recipients of Medicaid payments; that claims previously barred by the statute of repose could not be revived; and that the state must choose between market share and joint and several liability. The Florida Supreme Court, in a narrow 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit, Philip Morris, et al., filed a motion for rehearing. A decision on that motion is not expected before the fall.

     The Florida House and Senate passed a bill that would repeal the Florida statute retroactively which was vetoed by the Governor. A March 13, 1996 legislative vote to override that veto was unsuccessful. Similar legislation, without Florida's elimination of defenses, has been introduced in the Massachusetts and

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



New Jersey legislatures. RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under statutes, if enacted, or the outcome of any such lawsuits, if filed.

     On November 28, 1995, RJRT and other domestic cigarette manufacturers filed petitions for declaratory judgment in Massachusetts (federal court) and Texas (state court, Austin Texas) as to potential Medicaid reimbursement suits that had been threatened by the attorneys general of those states. On January 22, 1996, a similar petition for declaratory judgment was filed in Maryland (state court). Although these petitions are still pending, the attorneys general of these states have each commenced Medicaid reimbursement suits as described below.

     RJRT and other domestic cigarette manufacturers filed petitions in federal court for declaratory judgment in Connecticut (June 28, 1996) and Utah (July 15, 1996) as to potential Medicaid reimbursement suits that had been threatened by the attorneys general of those states.

     On June 13, 1996, in the declaratory judgment action, the Texas state court ruled on the plaintiffs' motion for partial summary judgment and certain other pending motions. Rather than rule on the merits, the court determined to abate the action pending resolution of the federal claims by the state in the action filed in federal court in Texarkana on March 28, 1996. (See below).

     On December 19, 1995, the Commonwealth of Massachusetts filed suit against cigarette manufacturers including RJRT and additional defendants including trade associations and wholesalers, seeking reimbursement of Medicaid and other costs incurred by the state in providing health care to citizens allegedly suffering from diseases or conditions purportedly caused by cigarette smoking. The complaint also seeks orders requiring the manufacturing defendants to disclose and disseminate prior research; fund a corrective campaign and smoking cessation program; disclose nicotine yields of their products; and pay restitution. The defendants removed the case to federal court but on May 20, 1996, the action was remanded to state court.

     On March 13, 1996, the State of Louisiana filed suit in state court against cigarette manufacturers and their parent companies, including RJRT and RJRN, a trade association, CTR, an advertising agency and five local wholesalers, seeking to recover the expenses the state has incurred in providing health care and other assistance under various state programs to citizens allegedly suffering from tobacco related injuries and illness. Although none of the defendants had been served, they removed the case to the United States District Court for the Western District of Louisiana on April 12, 1996. The case was remanded to state court on July 16, 1996.

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

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



     On May 1, 1996, the State of Maryland filed suit in the Circuit Court for Baltimore City against cigarette manufacturers including RJRT, their parent companies, a trade association, CTR, and an advertising agency. The lawsuit seeks to recover expenses the state has allegedly incurred in providing health care and other assistance to citizens allegedly suffering from tobacco related injuries and illness. The complaint includes counts alleging violation of the Maryland Consumer Protection Act, violations of the Maryland Antitrust Act, unjust enrichment, breach of a voluntarily undertaken duty, fraud and deceit, negligent misrepresentation, breach of express and implied warranties, negligence, strict liability, and conspiracy. The complaint seeks injunctive relief, restitution, money damages and statutory penalties.

     On June 5, 1996, the State of Washington filed suit in the Superior Court of Washington in and for King County against cigarette manufacturers including RJRT, a manufacturer of smokeless tobacco, trade associations, CTR, and an advertising agency. The lawsuit seeks to recover expenses the state has allegedly incurred in providing health care and other assistance to citizens allegedly suffering from tobacco related injuries and illness. The complaint includes counts alleging unfair marketing targeting minors, misrepresentation of material facts, a combination in restraint of trade, breach of a special duty, unjust enrichment, a violation of the state constitution, and conspiracy. The complaint seeks injunctive relief, restitution, money damages and statutory penalties. RJRT was served with the complaint on June 5, 1996.

     On June 6, 1996, the City and County of San Francisco filed suit in the United States District Court for the Northern District of California against cigarette manufacturers including RJRT, a trade association and CTR. The lawsuit seeks to recover expenses the city and county have allegedly incurred in providing health care and other assistance to citizens suffering from injuries and illness allegedly related to tobacco. The complaint includes RICO claims, a fraud and misrepresentation count, breach of a special duty, breach of express and implied warranties and certain equitable claims, as well as two claims under the California Business and Professional Code (Unlawful, Deceptive and Unfair Business Practices and Untrue and Misleading Statements). The complaint seeks injunctive relief, money damages and statutory penalties. RJRT was served with the complaint on June 11, 1996.

     On July 18, 1996, the State of Connecticut filed suit in Superior Court, Stamford Judicial District, against cigarette manufacturers including RJRT, a trade association, CTR and an advertising agency. The lawsuit seeks to recover expenses the state has allegedly incurred in providing health care and other costs to citizens suffering from injuries and illness allegedly related to tobacco. The complaint includes counts alleging unfair and deceptive trade practices by the defendants, violations of Connecticut antitrust laws, unjust enrichment, breach of a voluntarily undertaken duty, negligent performance of a special duty, and interference with the state's obligation to pay health care and other costs of its residents. The complaint seeks injunctive relief, restitution, money damages and statutory penalties. RJRT was served with the complaint on July 18, 1996.

     Several cases alleging injuries relating to tobacco are scheduled for trial in the third and fourth quarters of 1996 and the first six months of 1997, and one case, in which RJRT is not a party, is currently being tried in Florida. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be a significantly increased number of tobacco cases coming to trial over the next year as compared to prior years.

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)


Note 3 -- Contingencies -- (Continued)



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

     RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond to document subpoenas issued by this grand jury. On March 20, 1996, RJRT and RJRN each received a subpoena from a Federal grand jury sitting in the Southern District of New York. Each has produced documents in response to its subpoena. In addition, on May 24, 1996, RJRT was served with a subpoena by a grand jury sitting in the District of Columbia. RJRT is in the process of responding to that subpoena. RJRN and RJRT are unable to predict the outcome of these investigations.

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

                              _______________

     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions. RJRN Holdings and RJRN also intend to defend vigorously all such actions in which they are named defendants.

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

                              _______________

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

   Results of Operations

      Summarized financial data for RJRN Holdings is as follows:

                                                Three Months                                  Six Months
                                                    Ended                                       Ended
                                                   June 30,                                    June 30,
                                  -------------------------------------        -------------------------------
                                     1996         1995        % Change            1996        1995    % Change
                                     ----         ----        --------            ----        ----    --------
                                                        (Dollars in Millions)
Net Sales:
RJRT                                $   1,173     $   1,203        (2)%          $  2,230     $  2,199      1%
Reynolds International                    852           821         4               1,691        1,522     11
                                    ---------     ---------                      --------    ---------
Total Tobacco                           2,025         2,024        --               3,921        3,721      5
                                    ---------     ---------                      --------    ---------
Domestic Food Group                     1,553         1,502         3               2,987        2,866      4
International Food Group                  625           555        13               1,181        1,034     14
                                    ---------     ---------                      --------    ---------
Total Food                              2,178         2,057         6               4,168        3,900      7
                                    ---------     ---------                      --------    ---------
                                    $   4,203     $   4,081         3            $  8,089    $   7,621      6
                                    =========     =========                      ========    =========

Operating Company Contribution*:
RJRT                               $      390     $     386         1%           $    770    $     756      2%
Reynolds International                    162           147        10                 359          326     10
                                   ----------     ---------                      --------    ---------
Total Tobacco                             552           533         4               1,129        1,082      4
                                   ----------     ---------                      --------    ---------
Domestic Food Group                       227           230        (1)                415          431     (4)
International Food Group                   63            57        11                 113          101     12
                                   ----------     ---------                      --------    ---------
Total Food                                290           287         1                 528          532     (1)
                                   ----------     ---------                      --------    ---------
Headquarters                              (17)          (17)       --                (34)          (32)    (6)
                                   ----------     ---------                      --------    ---------
                                   $      825     $     803         3            $  1,623    $   1,582      3
                                   ==========     =========                      ========    =========

Operating Income:
RJRT                               $      298     $     295         1%           $    587    $     573      2%
Reynolds International                    151           135        12                 338          304     11
                                  -----------     ---------                      --------    ---------
Total Tobacco                             449           430         4                 925          877      5
                                  -----------     ---------                      --------    ---------
Domestic Food Group                      (177)          180        --                 (40)         329     --
International Food Group                  (18)           51        --                  26           90    (71)
                                  -----------     ---------                      --------    ---------
Total Food                               (195)          231        --                 (14)         419     --
                                  -----------     ---------                      --------    ---------
Headquarters                              (17)          (17)       --                 (34)         (32)    (6)
                                  -----------     ---------                      --------    ---------
                                  $       237     $     644       (63)           $    877    $   1,264    (31)
                                  ===========     =========                      ========    =========

____________

* Operating Company Contribution represents operating income before amortization of trademarks and goodwill and before restructuring expense.

        RJRN Holdings reported net sales of $4.2 billion in the second quarter of 1996, a 3% increase over the comparable period in 1995, and $8.1 billion in the first six months of 1996, a 6% increase over the comparable period in 1995. The increase in net sales for the second quarter is driven by improvement in both the international tobacco business and the food business while all operating companies contributed to the growth in net sales for the six month period.

        RJRN Holdings reported a net loss applicable to common stock of $37 million for the second quarter of 1996 compared to net income applicable to common stock of $121 million for the prior year second quarter. For the first six months of 1996, RJRN Holdings reported net income applicable to common stock of $150 million compared to net income applicable to common stock of $286 million for the prior year first six months. Both the second quarter of 1996 and the first six months of 1996 include a $241 million after-tax restructuring expense, net of minority interest ($428 million before tax; $.74 per share) related to a program to streamline operations and improve profitability of the food operations. Excluding the restructuring charge as well as a $67 million after-tax charge ($103 million before tax, $.21 per share) in the second quarter of 1995 for fees and expenses incurred in connection with certain debt refinancings by RJRN, Nabisco Holdings and Nabisco, Inc., net income applicable to common stock for the second quarter would have been $204 million, a 9% increase from the 1995 second quarter of $188 million. On the same basis, net income applicable to common stock for the six month period would have been $391 million, an 11% increase over the comparable 1995 period.

     Comparisons to prior year were also impacted by the exchange in September 1995 of preferred securities issued by RJRN Holdings' subsidiary trust (the payments on which are tax-deductible) for a like amount of Series B Cumulative Preferred Stock (the payments on which are not tax-deductible). The September 1995 exchange resulted in an increase to net income available to common stock for the second quarter of 1996 and first six months of 1996 of $7 million and $13 million, respectively.


Tobacco

     The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

     The worldwide tobacco business net sales of $2.0 billion in the second quarter of 1996 was essentially flat with the second quarter of 1995, as growth in the international tobacco business was offset by a decline in the domestic tobacco business. Net sales of $3.9 billion for the first six months of 1996 was 5% higher than the 1995 comparable period fueled by strong international growth of 11%. Operating company contribution increased 4% for the second quarter and for the first six months of 1996 over the comparable periods in 1995. Operating income for the worldwide tobacco businesses increased 4% and 5%, respectively, over the second quarter and first six months of 1995. The increases in operating company contribution and operating income were driven by the higher net sales levels and manufacturing costs savings, partially offset by higher marketing spending.

     Although net sales for RJRT of $1.2 billion in the second quarter of 1996 decreased 2% from the second quarter of 1995, net sales of $2.2 billion in the first six months of 1996 increased 1% from the first six months of 1995. Both periods benefited from higher selling prices and favorable mix (higher proportion of full price brand sales than savings brands). Nonetheless, both periods, in particular the second quarter, were negatively impacted by lower volume in the full price and savings segments. The lower full price volume was caused by last year's large volume gains during the second quarter associated with the product recall of a major competitor and a different July 4th holiday shipping pattern. After adjusting for these factors, the company estimates full price volume was flat compared with last year's quarter. Camel, RJRT's strongest brand performer, recorded volume increases in the second quarter of 1996 and the first six months of 1996 of 4% and 6%, respectively. Full price volume as a percentage of total volume amounted to 64% in the second quarter of 1996 compared to 62% in the second quarter of 1995, and 63% in the first six months of 1996 compared to 62% in the first six months of 1995. RJRT's performance in the domestic full-price retail segment reflects slightly lower market share on period to period comparisons.

     The lower savings segment volume in both the second quarter and first six months of 1996 was due to the company's planned reduction of sales of less profitable brands. Volume of RJRT's leading savings brand, Doral, declined 2% in the second quarter of 1996 but increased 3% in the first six months of 1996.

     During the quarter, RJRT introduced Eclipse, a new cigarette with nearly 90 percent less second-hand smoke, into test market in Chattanooga, Tennessee. The company will monitor Eclipse's performance for several months before deciding on expansion into additional markets.

     Reynolds International's net sales of $852 million in the second quarter of 1996 increased 4% from the second quarter of 1995, while net sales of $1.7 billion in the first six months of 1996 increased 11% from the first six months of 1995. Both periods benefited from higher selling prices and favorable region mix which more than offset unfavorable foreign currency developments. Overall volume was essentially flat in the second quarter but up 10% in the first six months of 1996 compared with the corresponding periods in 1995. The second quarter comparisons were distorted by shipment delays to Russia in the quarter immediately prior to its presidential elections; volume shortfalls from border closings in Ukraine; and unusually strong shipments into the Middle East because of pre-buying by distributors in the second quarter of 1995. Shipments to Russia have resumed and volumes in the Former Soviet Union are expected to return to double-digit growth in the third quarter.

     Volume growth for the six months were fueled by increases in the Former Soviet Union, Central Europe and Asia. Volume in the Former Soviet Union grew 35% in the first half, driven by increased marketing support for the company's international brands and new product launches. In the Former Soviet Union, Reynolds International increased its market share by more than 2 share points ahead of a year ago. Salem volume in Asia grew 14% in the first half, driven by Salem Pianissimo, a new menthol cigarette with less smoke and improved aroma. Introduced into Japan in late 1995, Pianissimo now accounts for nearly 30% of total Salem volume in Asia and has achieved an almost 1% share of the Japanese market. Premier Pianissimo, the non-menthol version of Pianissimo, is being launched in Japan in July 1996. In addition, Camel and Winston volume in Western Europe increased by 2% in the first half in the face of a declining market. Noteworthy were the performances in the key markets of France and Spain, where Camel and Winston grew volume by 8%. Camel Lights, supported by a revitalized product and marketing campaign, grew volume by 81%.


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


Food

     The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are conducted by Nabisco, Inc. and consist of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Refrigerated Foods companies (collectively, the "Domestic Food Group"). Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively the "International Food Group").

     Nabisco Holdings reported net sales of $2.2 billion in the second quarter of 1996, an increase of 6% from the second quarter of 1995 level of $2.1 billion, and $4.2 billion in the first six months of 1996, an increase of 7% from the first six months of 1995 level of $3.9 billion, with the Domestic Food Group up 3% and 4%, respectively, and the International Food Group up 13% and 14%, respectively. The Domestic Food Group's second quarter net sales increase was primarily attributable to higher selling prices which accounted for 2 percentage points of the total increase from the last year. The impact of the October 1995 Parkay margarine acquisition, offset by the impact of 1995 product line disposals, principally Ortega, accounted for the other percentage point of growth.
The Domestic Food Group's net sales increase for the six months was primarily attributable to higher selling prices which accounted for 3 percentage points of the total increase from last year. The impact of the 1995 acquisition, offset by the 1995 product line disposals, accounted for the other percentage point of growth. The International Food Group's net sales increase for the second quarter and first six months were primarily driven by the fourth quarter 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa and the 1996 business acquisitions in Latin America.

     Nabisco Holdings' operating company contribution was $290 million in the second quarter of 1996, an increase of $3 million from the second quarter 1995 level of $287 million, and $528 million in the first six months of 1996, a decrease of 1% from the first six months of 1995 level of $532 million, with the International Food Group up 11% and 12%, respectively, and the Domestic Food Group down 1% from last year's second quarter and down 4% for the comparable six month period. Operating company contribution for the second quarter and first six months of 1996 includes $10 million of restructuring related expense in the Domestic Food Group associated with the implementation of the June 1996 restructuring program. Excluding this expense, Nabisco Holdings' and the Domestic Food Group's operating company contributions were $300 million and $237 million in the second quarter of 1996, an increase of 5% and 3%, respectively, from the second quarter of 1995, and $538 million and $425 million in the first six months of 1996, an increase of 1% and a decrease of 1%, respectively, from the first six months of 1995. Excluding the impact of restructuring related expenses, the operating company contribution for the Domestic Food Group increased $7 million for the second quarter of 1996 compared with the corresponding period of the prior year as a result of higher net sales. On the same basis, the Domestic Food Group's decrease of $6 million for the first six months of 1996 was primarily due to higher fixed manufacturing and selling costs at the Nabisco Biscuit Company. The International Food Group's increase in operating company contribution for the second quarter of 1996 was primarily due to the profit impact from business acquisitions. The International Food Group's increase in operating company contribution for the first six months of 1996 was primarily due to the profit impact from business acquisitions and improved results in Iberia, Brazil and Canada.

     Nabisco Holdings' operating loss in the second quarter and first six months of 1996 includes $428 million of restructuring expense. Excluding the June 1996 restructuring expense and an additional $10 million of related restructuring implementation expenses incurred in the 1996 second quarter, operating income was $243 million for the second quarter of 1996 and $424 million for the first six months of 1996, an increase of 5% and 1%, respectively, over the comparable 1995 period, reflecting higher operating company contribution.


Restructuring and Realignment Reserve Balances

     In the second quarter of 1996, Nabisco Holdings recorded a pre-tax restructuring expense of $428 million ($241 million after-tax, net of minority interest) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the $428 million restructuring expense, the program will require additional cash expenditures of approximately $81 million, $10 million ($5 million after-tax, net of minority interest) of which was recorded in the second quarter of 1996 for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually. For information regarding the major components of the $428 million restructuring expense, see Note 1 to the Consolidated Condensed Financial Statements. As of June 30, 1996, approximately $31 million of the restructuring accruals were utilized as follows: $10 million for severance and related benefits; $14 million for product line rationalizations; $6 million for contract terminations and $1 million for facility reorganizations.

     As of June 30, 1996, the amount to be paid under prior years' restructuring and realignment programs aggregated $88 million, the majority of which related to the 1995 tobacco restructuring program for severance pay and benefits. This represents a decrease of $49 million from the corresponding amount of $137 million at December 31, 1995.

Impact of New Accounting Pronouncements

        On January 1, 1996, RJRN Holdings and RJRN adopted SFAS No. 121 and SFAS No. 123. See Note 1 to the Consolidated Condensed Financial Statements.


Liquidity and Financial Condition


        Net cash flows from operating activities for the first six months of 1996 were $585 million, an increase of $196 million from the six months of 1995 level. The increase in net cash flows from operating activities reflects lower operating working capital requirements and income tax payments.

        Free cash flow, another measure used by management to evaluate liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in an inflow of $54 million for the first six months of 1996 and an outflow of $178 million for the first six months of 1995. The increase in free cash flow from 1995 to 1996 primarily reflects the higher net cash flows from operating activities, lower combined interest and preferred stock dividend payments, lower financing fees and lower income tax payments which more than offset the impact from the Common Stock dividends paid, the payments on which commenced April 1, 1995.

        The components of free cash flow are as follows:

                                                                    Six Months Ended
                                                                        June 30,
                                                                    ----------------
                                                                    1996         1995
                                                                    ----         ----

                                                                 (Dollars in Millions)
        Operating income  . . . . . . . . . . . . . . . . . .    $  877        $1,264
          Amortization of intangibles . . . . . . . . . . . .       318           318
          Restructuring expense . . . . . . . . . . . . . . .       428           --
                                                                 ------        ------

        Operating company contribution  . . . . . . . . . . .     1,623         1,582
          Depreciation and other amortization . . . . . . . .       259           262
          Increase in operating working capital . . . . . . .      (358)         (366)
          Capital expenditures  . . . . . . . . . . . . . . .      (332)         (294)
          Change in other assets and liabilities  . . . . . .       122            16
          Restructuring cash payments . . . . . . . . . . . .       (59)          (73)
                                                                  ------        ------

        Operating cash flow*  . . . . . . . . . . . . . . . .     1,255         1,127
          Taxes paid  . . . . . . . . . . . . . . . . . . . .      (346)         (371)
          Interest paid . . . . . . . . . . . . . . . . . . .      (436)         (428)
          Dividends paid  . . . . . . . . . . . . . . . . . .      (347)         (250)
          Other, net  . . . . . . . . . . . . . . . . . . . .       (72)         (256)
                                                                  ------        --------
        Free cash flow  . . . . . . . . . . . . . . . . . . .    $   54        $ (178)
                                                                  ======        ======


        ____________

        *   Operating cash flow, which is used internally to evaluate
            business performance, includes, in addition to net cash flows from (used in) operating activities as recorded in the Consolidated Condensed Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude income taxes paid and items of a financial nature (such as interest paid, interest income, and other miscellaneous financial income or expense items).
                                    ____________

     Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

     On June 3, 1996, the Registrants renewed their 364 day commercial paper liquidity facility through June 2, 1997 and extended the maturity of their three year revolving bank credit facility to June 6, 1999. The 364 day facility provides commitments of $650 million. The three year facility provides commitments of $2.75 billion for the next two years and approximately $2.4 billion for the third year.

     On June 20, 1996, Nabisco Holdings and Nabisco, Inc. amended certain terms of their $2 billion five year credit facility and their $1.5 billion 364 day commercial paper liquidity facility to accommodate their restructuring initiative.

     The Registrants believe that they and their subsidiaries are in compliance with all of the requirements imposed by the terms of their indebtedness.

     At June 30, 1996, approximately $4.9 billion of total debt (notes payable and long-term debt, including current maturities) was owed by RJRN and approximately $5.2 billion was owed by its subsidiaries.

     Capital expenditures were $332 million for the first six months of 1996. The current level of expenditures planned for 1996 is expected to be in the range of approximately $750 million to $800 million (approximately 55% Food and 45% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

     On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings plans to repurchase up to $100 million of Common Stock in 1996. As of July 26, 1996, 2,023,100 shares of Common Stock have been repurchased at a total cost of approximately $61 million.

     On June 5, 1996, Nabisco Holdings announced a 13% increase in its annual common stock dividend from $.55 to $.62 per share. As a result, the Nabisco Holdings dividends payable to RJRN are expected to increase from approximately $117 million to approximately $132 million annually.
                                 __________

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.
                              _______________

                                  Part II

Item 1. Legal Proceedings

Tobacco-Related Litigation

     Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates or indemnitees (including RJRN), including those claiming that lung cancer and other diseases have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1996, 44 new actions were filed or served against RJRT, and/or its affiliates or indemnitees and 20 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. As of July 19, 1996, 203 active cases were pending against RJRT and/or its affiliates or indemnitees, 201 in the United States and two in Canada. The United States cases are in 26 states and are distributed as follows: 134 in Florida, 13 in Louisiana, six in Texas, five in Indiana, four in each of California and Kansas, three in each of Maryland, Massachusetts, Mississippi, Pennsylvania and Tennessee, two in each of Alabama, Colorado, Connecticut, Minnesota and New York, and one in each of the District of Columbia, Michigan, Nevada, New Hampshire, New Jersey, North Dakota, Rhode Island, South Carolina, Washington and West Virginia. Of the 201 active cases in the United States, 160 are pending in state court and 41 in federal court.

     Eight of the 201 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Ten cases, which are described more specifically above, purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Eight of the active cases were brought by state attorneys general seeking, inter alia, recovery of the cost of Medicare funds paid by their states for treatment of citizens allegedly suffering from tobacco related diseases or conditions. In addition, one case was brought by the State of Florida seeking similar rulings under a special state statute.

     For additional information about tobacco-related litigation and legal proceedings, see Note 3-- Contingencies -- Tobacco-Related Litigation of Notes to Consolidated Condensed Financial Statements.
                              _______________


     Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and increase the number of such claims. Although it is impossible to predict the outcome of such events or their effect on RJRT, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend vigorously all such actions. RJRN Holdings and RJRN also intend to defend vigorously all such actions in which they are named defendants.

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


                              _______________
                                     21

Item 4.  Submission of Matters to a Vote of Security Holders

    The matters indicated below were voted upon at the annual meeting of stockholders of RJRN Holdings held on April 17, 1996. Holders of Common Stock, Series C Conversion Preferred Stock and ESOP Convertible Preferred Stock were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and to vote on nine stockholder proposals. At the meeting, they were entitled to vote 272,982,782 shares of Common Stock, 26,675,000 shares of Series C Conversion Preferred Stock and 15,003,379 shares of ESOP Convertible Preferred Stock.

(a)  Election of Ten Directors.

               Name                       Votes For            Votes Withheld
               ----                       ---------            --------------

         John T. Chain. Jr.               144,829,086          1,049,328
         Julius L. Chambers               144,842,334          1,036,081
         John L. Clendenin                147,077,827          1,041,084
         Steven F. Goldstone              147,080,478          1,038,432
         H. John Greeniaus                147,067,486          1,051,424
         Ray J. Groves                    147,095,098          1,023,812
         Charles M. Harper                146,951,469          1,167,441
         James W. Johnston                147,058,880          1,060,030
         John G. Medlin, Jr.              147,052,306          1,066,604
         Rozanne L. Ridgway               147,084,743          1,034,168
         A. I. Burns                       36,949,350          1,888,641
         R. V. Chakalian                   36,950,573          1,887,419
         R. L. Frome                       39,192,291          1,886,196
         D. M. Hanson                      37,860,852            977,140
         R. J. Lampen                      36,950,779          1,887,212
         B. S. Lebow                       36,943,377          1,894,614
         B. W. Ridings                     39,188,299          1,890,188
         W. H. Starbuck                    36,951,654          1,886,338
         P. Strauss                        36,951,878          1,886,114
         F. W. Zuckerman                   37,859,168            978,823

(b)  Ratification of Appointment of Deloitte & Touche LLP as Independent
     Auditors.

     For:                                 182,422,391
     Against:                                 959,274
     Abstain:                                 574,558

(c) Stockholder Proposal on Equal Employment Opportunity Reporting.

     For:                                   9,180,944
     Against:                             131,493,034
     Abstain:                              43,282,247

(d) Stockholder Proposal on Underage Smoking.

     For:                                   6,860,706
     Against:                             136,745,813
     Abstain:                              40,349,707

(e) Stockholder Proposal on Infants and Tobacco.

     For:                                   7,058,930
     Against:                             136,119,615
     Abstain:                              40,777,680

(f) Stockholder Proposal on Rating and Curbing Nicotine.

     For:                                   5,933,968
     Against:                             136,764,437
     Abstain:                              41,257,820

(g) Stockholder Proposal to "Accomplish a Separation of the Corporation's Non-Tobacco Business from all its Tobacco Businesses No Later than January 1, 1997".

     For:                                  65,370,860
     Against:                             108,240,892
     Abstain:                              10,344,473

(h) Stockholder Proposal on Executive Officer Compensation.

     For:                                   8,325,932
     Against:                             140,512,872
     Abstain:                              35,117,421

(i) Stockholder Proposal to Use Stock to Compensate Directors.

     For:                                  23,788,683
     Against:                             137,162,653
     Abstain:                              23,004,890

(j) Stockholder Proposal on Non-Employee Director Pensions.

     For:                                  68,032,719
     Against:                             113,281,537
     Abstain:                               2,641,968

(k) Stockholder Proposal on Golden Parachutes.

     For:                                  51,870,730
     Against:                              91,235,080
     Abstain:                              40,850,414

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

     *10.1          Second Amendment, dated as of June 3, 1996, to the Credit Agreement among
                    RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Bankers Trust Company, The
                    Chase Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank,
                    Limited as Senior Managing Agents and various lending institutions, dated as of April 28, 1995.

     *10.2          Amendments dated as of June 20, 1996, to the Credit Agreements among Nabisco
                    Holdings Corp., Nabisco, Inc., Bankers Trust Company, The Chase Manhattan
                    Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as
                    Senior Managing Agents and various lending institutions, dated as of April
                    28, 1995.

     *10.3          Letter Agreement Dated May 10, 1996, regarding Amended and Restated
                    Employment Agreement with James W. Johnston.

     *10.4          Letter Agreement Dated May 31, 1996, regarding Amended and Restated
                    Employment Agreement with James M. Johnston.

     *10.5          Amendment to Form of Non-Qualified Stock Option Agreement between RJR
                    Nabisco Holdings Corp. and the grantee named therein (1996 grant - insider).

     *12.1          RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the
                    six months ended June 30, 1996.

     *27.1          RJR Nabisco Holdings Corp. Financial Data Schedule.

     *27.2          RJR Nabisco, Inc. Financial Data Schedule.

____________
* Filed herewith.

     (b) Reports on Form 8-K

        None

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

                                              (Registrants)



                                       /s/ Robert S. Roath
         Date: July 31, 1996      -----------------------------------------
                                  Robert S. Roath
                                  Senior Vice President and Chief Financial
                                   Officer


                                       /s/ Richard G. Russell
                                  -----------------------------------------
                                  Richard G. Russell
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

     *10.1          Second Amendment, dated as of June 3, 1996, to the Credit Agreement among
                    RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Bankers Trust Company, The
                    Chase Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank,
                    Limited as Senior Managing Agents and various lending institutions, dated as of April 28, 1995.

     *10.2          Amendments dated as of June 20, 1996, to the Credit Agreements among Nabisco
                    Holdings Corp., Nabisco, Inc., Bankers Trust Company, The Chase Manhattan
                    Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as
                    Senior Managing Agents and various lending institutions, dated as of April
                    28, 1995.

     *10.3          Letter Agreement Dated May 10, 1996, regarding Amended and Restated
                    Employment Agreement with James W. Johnston.

     *10.4          Letter Agreement Dated May 31, 1996, regarding Amended and Restated
                    Employment Agreement with James Johnston.

     *10.5          Amendment to Form of Non-Qualified Stock Option Agreement between RJR
                    Nabisco Holdings Corp. and the grantee named therein (1996 grant - insider).

     *12.1          RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the
                    six months ended June 30, 1996.

     *27.1          RJR Nabisco Holdings Corp. Financial Data Schedule.

     *27.2          RJR Nabisco, Inc. Financial Data Schedule.




____________
* Filed herewith.