Form 10-Q
period 1996-09-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1996-11-01
CIK 847903, 83612

                                                                           DRAFT
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    --------------

                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                    --------------

                              RJR NABISCO HOLDINGS CORP.
                (Exact name of registrant as specified in its charter)


          DELAWARE                        1-10215                13-3490602
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
incorporation or organization)                              Identification No.)

                                  RJR NABISCO, INC.
                (Exact name of registrant as specified in its charter)

         DELAWARE                        1-6388                 56-0950247
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
incorporation or organization)                              Identification No.)

                             1301 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10019-6013
                                    (212) 258-5600
       (Address, including zip code, and telephone number, including area code, of the principal executive offices of RJR Nabisco Holdings Corp. and
                                 RJR Nabisco, Inc.)

                                    --------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X  , NO ___.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: SEPTEMBER 30, 1996:

          RJR NABISCO HOLDINGS CORP.:  269,922,924 SHARES OF COMMON STOCK,
                               PAR VALUE $.01 PER SHARE

               RJR NABISCO, INC.:  3,021.86513 SHARES OF COMMON STOCK,
                              PAR VALUE $1,000 PER SHARE

                                    --------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------

                                        INDEX


                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION
  Item 1. Financial Statements
          Consolidated Condensed Statements of Income--Three Months Ended
            September 30, 1996 and 1995.....................................   1
          Consolidated Condensed Statements of Income--Nine Months Ended
            September 30, 1996 and 1995....................................    2
          Consolidated Condensed Statements of Cash Flows--Nine Months Ended
            September 30, 1996 and 1995....................................    3
          Consolidated Condensed Balance Sheets--September 30,1996
            and December 31, 1995..........................................    4
          Notes to Consolidated Condensed Financial Statements............. 5-10
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................11-17

PART II--OTHER INFORMATION
  Item 1.     Legal Proceedings............................................   18
  Item 6.     Exhibits and Reports on Form 8-K.............................   19
  Signatures...............................................................   20

                                        PART I


ITEM 1. FINANCIAL STATEMENTS

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS                  THREE MONTHS
                                                                 ENDED                         ENDED
                                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                                                        -----------------------       -----------------------
                                                          RJRN                          RJRN
                                                        HOLDINGS         RJRN         HOLDINGS         RJRN
                                                        --------         ----         --------         ----
NET SALES* . . . . . . . . . . . . . . . . . . .        $  4,349       $  4,349       $  4,063       $  4,063
                                                        --------       --------       --------       --------
Costs and expenses (Note 1)*:
  Cost of products sold. . . . . . . . . . . . .           2,036          2,036          1,883          1,883
  Selling, advertising, administrative and
    general expenses . . . . . . . . . . . . . .           1,473          1,475          1,380          1,380
  Amortization of trademarks and goodwill. . . .             157            157            159            159
                                                        --------       --------       --------       --------

     OPERATING INCOME. . . . . . . . . . . . . .             683            681            641            641
Interest and debt expense. . . . . . . . . . . .            (233)          (209)          (221)          (217)
Other income (expense), net. . . . . . . . . . .             (23)           (23)            15             15
                                                        --------       --------       --------       --------

     Income before income taxes. . . . . . . . .             427            449            435            439
Provision for income taxes . . . . . . . . . . .             188            198            190            190
                                                        --------       --------       --------       --------

     INCOME BEFORE MINORITY INTEREST IN INCOME OF
      NABISCO HOLDINGS . . . . . . . . . . . . .             239            251            245            249

Less minority interest in income of
  Nabisco Holdings . . . . . . . . . . . . . . .              14             14             13             13
                                                        --------       --------       --------       --------
     INCOME BEFORE EXTRAORDINARY ITEM. . . . . .             225            237            232            236
Extraordinary item-loss on early
  extinguishments of debt, net of income
  taxes and minority interest. . . . . . . . . .              --             --            (16)           (16)
                                                        --------       --------       --------       --------
     NET INCOME. . . . . . . . . . . . . . . . .             225            237            216            220

Less preferred stock dividends . . . . . . . . .              11             --             34             --
                                                        --------       --------       --------       --------
     NET INCOME APPLICABLE TO COMMON STOCK . . .        $    214       $    237       $    182       $    220
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------

Net income (loss) per common and common equivalent share:

Income before extraordinary item . . . . . . . .        $    .66                      $    .61
Extraordinary item . . . . . . . . . . . . . . .              --                          (.05)
                                                        --------                      --------
     NET INCOME  . . . . . . . . . . . . . . . .        $    .66                      $    .56
                                                        --------                      --------
                                                        --------                      --------
Dividends per share of Series C preferred stock.        $  1.503                      $  1.503
                                                        --------                      --------
                                                        --------                      --------
Dividends per share of Common Stock. . . . . . .        $ 0.4625                      $  0.375
                                                        --------                      --------
                                                        --------                      --------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands) . . . . . . . . . . . . . . . .         324,762                       326,529
                                                        --------                      --------
                                                        --------                      --------


---------------
* Excludes excise taxes of $970 million and $1.010 billion for the three months ended September 30, 1996 and 1995, respectively.

               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                              NINE MONTHS                   NINE MONTHS
                                                                 ENDED                         ENDED
                                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                                                        -----------------------       -----------------------
                                                          RJRN                          RJRN
                                                        HOLDINGS         RJRN         HOLDINGS         RJRN
                                                        --------         ----         --------         ----
NET SALES* . . . . . . . . . . . . . . . . . . .        $ 12,438       $ 12,438       $ 11,684       $ 11,684
                                                        --------       --------       --------       --------

Costs and expenses (Note 1)*:
  Cost of products sold. . . . . . . . . . . . .           5,778          5,778          5,379          5,379
  Selling, advertising, administrative and
    general expenses . . . . . . . . . . . . . .           4,197          4,203          3,923          3,916
  Amortization of trademarks and goodwill. . . .             475            475            477            477
  Restructuring expense. . . . . . . . . . . . .             428            428             --             --
                                                        --------       --------       --------       --------
     OPERATING INCOME. . . . . . . . . . . . . .           1,560          1,554          1,905          1,912
Interest and debt expense. . . . . . . . . . . .            (697)          (626)          (663)          (659)
Other income (expense), net. . . . . . . . . . .             (81)           (81)          (140)          (142)
                                                        --------       --------       --------       --------
     Income before income taxes. . . . . . . . .             782            847          1,102          1,111
Provision for income taxes . . . . . . . . . . .             404            432            483            486
                                                        --------       --------       --------       --------
     INCOME BEFORE MINORITY INTEREST IN INCOME (LOSS)
      OF NABISCO HOLDINGS. . . . . . . . . . . .             378            415            619            625
Less minority interest in income (loss)
  of Nabisco Holdings. . . . . . . . . . . . . .             (18)           (18)            36             36
                                                        --------       --------       --------       --------
     INCOME BEFORE EXTRAORDINARY ITEM. . . . . .             396            433            583            589
Extraordinary item-loss on early
  extinguishments of debt, net of income
  taxes and minority interest. . . . . . . . . .              --             --            (16)           (16)
                                                        --------       --------       --------       --------
     NET INCOME. . . . . . . . . . . . . . . . .             396            433            567            573
Less preferred stock dividends . . . . . . . . .              32             --             99             --
                                                        --------       --------       --------       --------
     NET INCOME APPLICABLE TO COMMON STOCK . . .        $    364       $    433       $    468       $    573
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
Net income (loss) per common and common
  equivalent share:
  Income before extraordinary item . . . . . . .        $   1.11                      $   1.48
  Extraordinary item . . . . . . . . . . . . . .              --                          (.05)
                                                        --------                      --------
     NET INCOME. . . . . . . . . . . . . . . . .        $   1.11                      $   1.43
                                                        --------                      --------
                                                        --------                      --------
Dividends per share of Series C preferred stock.        $  4.509                      $  4.509
                                                        --------                      --------
                                                        --------                      --------
Dividends per share of common stock. . . . . . .        $ 1.3875                      $  1.125
                                                        --------                      --------
                                                        --------                      --------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands) . . . . . . . . . . . . . . . .         327,070                       326,388
                                                        --------                      --------
                                                        --------                      --------



---------------
* Excludes excise taxes of $2.825 billion and $2.813 billion for the nine months ended September 30, 1996 and 1995, respectively.


               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN MILLIONS)




                                                              NINE MONTHS                   NINE MONTHS
                                                                 ENDED                         ENDED
                                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                                                        -----------------------       -----------------------
                                                          RJRN                          RJRN
                                                        HOLDINGS         RJRN         HOLDINGS         RJRN
                                                        --------         ----         --------         ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . .        $    396       $    433       $    567       $    573
                                                        --------       --------       --------       --------
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation and other amortization. . . .             391            391            399            399
      Amortization of intangibles. . . . . . . .             475            475            477            477
      Deferred income tax benefit. . . . . . . .            (197)          (195)          (143)          (143)
      Changes in working capital items, net. . .            (440)          (331)          (248)          (236)
      Restructuring expense, net of cash
        payments . . . . . . . . . . . . . . . .             317            317           (121)          (121)
      Extraordinary item - loss on early
        extinguishments of debt before
        income taxes . . . . . . . . . . . . . .              --             --             29             29
      Other, net . . . . . . . . . . . . . . . .               8              2             20             20
                                                        --------       --------       --------       --------
        Total adjustments. . . . . . . . . . . .             554            659            413            425
                                                        --------       --------       --------       --------
  Net cash flows from operating activities . . .             950          1,092            980            998
                                                        --------       --------       --------       --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures . . . . . . . . . . . . .            (499)          (499)          (456)          (456)
  Acquisition of businesses. . . . . . . . . . .            (187)          (187)           (76)           (76)
  Disposition of businesses and certain assets .             139            139            162            162
  Net proceeds from issuance of Nabisco Holdings'
    common stock to minority shareholders. . . .              --             --          1,201          1,201
  Other, net . . . . . . . . . . . . . . . . . .              (1)            (1)            56             56
                                                        --------       --------       --------       --------
    Net cash flows from (used in) investing
      activities . . . . . . . . . . . . . . . .            (548)          (548)           887            887
                                                        --------       --------       --------       --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.              64             64         (1,288)        (1,288)
  Increase (decrease) in notes payable . . . . .             225            225           (166)          (166)
  Proceeds from issuance of Common Stock . . . .              11             --             11             --
  Repurchase of Common Stock . . . . . . . . . .            (100)            --             --             --
  Dividends paid on Common Stock and Series C
    preferred stock. . . . . . . . . . . . . . .            (474)            --           (324)            --
  Dividends paid on other preferred stock. . . .             (40)            --           (106)            --
  Dividends paid to Nabisco Holdings' minority
    shareholders . . . . . . . . . . . . . . . .             (22)           (22)            (8)            (8)
  Other, net-including intercompany transfers. .              38           (831)           (59)          (483)
                                                        --------       --------       --------       --------
    Net cash flows used in financing activities.            (298)          (564)        (1,940)        (1,945)
                                                        --------       --------       --------       --------
Effect of exchange rate changes on cash and
  cash equivalents . . . . . . . . . . . . . . .              (7)            (7)             4              4
                                                        --------       --------       --------       --------
    Net change in cash and cash equivalents. . .              97            (27)           (69)           (56)
Cash and cash equivalents at beginning of period             234            232            423            409
                                                        --------       --------       --------       --------
Cash and cash equivalents at end of period . . .        $    331       $    205       $    354       $    353
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------



               SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (DOLLARS IN MILLIONS)


                                                           SEPTEMBER 30, 1996            DECEMBER 31, 1995
                                                        -----------------------       -----------------------
                                                          RJRN                          RJRN
                                                        HOLDINGS         RJRN         HOLDINGS         RJRN
                                                        --------         ----         --------         ----
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . .        $    331       $    205       $    234       $    232
  Accounts and notes receivable, net . . . . . .           1,434          1,432          1,334          1,327
  Inventories (Note 2) . . . . . . . . . . . . .           2,576          2,576          2,489          2,489
  Prepaid expenses and excise taxes. . . . . . .             426            426            503            503
                                                        --------       --------       --------       --------
     TOTAL CURRENT ASSETS. . . . . . . . . . . .           4,767          4,639          4,560          4,551
                                                        --------       --------       --------       --------
Property, plant and equipment, net . . . . . . .           5,756          5,756          5,690          5,690
Trademarks, net. . . . . . . . . . . . . . . . .           8,080          8,080          8,265          8,265
Goodwill, net. . . . . . . . . . . . . . . . . .          12,347         12,347         12,536         12,536
Other assets and deferred charges. . . . . . . .             463            440            467            466
                                                        --------       --------       --------       --------
                                                        $ 31,413       $ 31,262       $ 31,518       $ 31,508
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable. . . . . . . . . . . . . . . . .        $    512       $    512       $    268       $    268
  Accounts payable and accrued liabilities . . .           3,311          3,158          3,404          3,245
  Current maturities of long-term debt . . . . .              58             58            150            150
  Income taxes accrued . . . . . . . . . . . . .             293            343            302            302
                                                        --------       --------       --------       --------
     TOTAL CURRENT LIABILITIES . . . . . . . . .           4,174          4,071          4,124          3,965
                                                        --------       --------       --------       --------
Long-term debt (less current maturities) . . . .           9,595          9,595          9,429          9,429
Other noncurrent liabilities . . . . . . . . . .           3,029          2,390          3,016          2,365
Deferred income taxes. . . . . . . . . . . . . .           3,542          3,475          3,666          3,596
Contingencies (Note 3)
RJRN Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely junior subordinated
  debentures*. . . . . . . . . . . . . . . . . .             954             --            954             --
Stockholders' equity:
  ESOP convertible preferred stock (14,672,832
    shares issued and outstanding at
    September 30, 1996). . . . . . . . . . . . .             235             --            240             --
  Series B preferred stock (12,044 shares
    issued and outstanding at
    September 30, 1996). . . . . . . . . . . . .             301             --            301             --
  Series C convertible preferred stock
    (26,675,000 shares issued and outstanding
    at September 30, 1996) . . . . . . . . . . .               3             --              3             --
  Common stock (273,300,224 shares issued at
    September 30, 1996). . . . . . . . . . . . .               3             --              3             --
  Paid-in capital. . . . . . . . . . . . . . . .           9,991         11,924         10,110         11,958
  Retained earnings. . . . . . . . . . . . . . .              --             --             --            371
  Treasury stock, at cost (3,377,300 shares
    repurchased at September 30, 1996) . . . . .            (100)            --             --             --
  Other stockholders' equity . . . . . . . . . .            (314)          (193)          (328)          (176)
                                                        --------       --------       --------       --------
     TOTAL STOCKHOLDERS' EQUITY. . . . . . . . .          10,119         11,731         10,329         12,153
                                                        --------       --------       --------       --------
                                                        $ 31,413       $ 31,262       $ 31,518       $ 31,508
                                                        --------       --------       --------       --------
                                                        --------       --------       --------       --------


---------------
* The sole asset of the subsidiary trust is the junior subordinated debentures of RJRN Holdings. Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the preferred securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of approximately $978 million and an annual interest rate of 10%.

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

     In the second quarter of 1996, Nabisco Holdings Corp. ("Nabisco Holdings") recorded a restructuring expense of $428 million ($241 million after-tax, net of minority interest) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. Of the $428 million restructuring expense, cash expenditures will approximate $230 million. In addition to the restructuring expense, the program will require cash expenditures of approximately $81 million, $27 million ($13 million after-tax, net of minority interest) of which was recognized during the second and third quarters of 1996 for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually.


     The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and inventory related to product line rationalizations (approximately $116 million), estimated losses to write down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million).

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 2 - INVENTORIES

     The major classes of inventory are shown in the table below:

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 1996             1995
                                             -------------    ------------
          Finished products. . . . . . . . .   $   856          $   755
          Leaf tobacco . . . . . . . . . . .     1,045            1,152
          Raw materials. . . . . . . . . . .       226              231
          Other. . . . . . . . . . . . . . .       449              351
                                               -------          -------
                                               $ 2,576          $ 2,489
                                               -------          -------
                                               -------          -------


NOTE 3 -- CONTINGENCIES

TOBACCO-RELATED LITIGATION

     OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1996, 64 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 10 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. The number of these cases pending at any time has increased in all but one fiscal quarter since December 1993. As of October 24, 1996, 279 active cases were pending against RJRT and/or its affiliates or indemnitees, 277 in the United States and two in Canada. In October of 1995, there were 89 active cases pending and 50 such cases were pending in October of 1994.

     The United States cases are in 29 states and are distributed as follows:
179 in Florida, 13 in Louisiana, 11 in New York, eight in California, seven in Alabama, five in each of Indiana, Kansas, Mississippi and Texas, four in each of New Jersey, Pennsylvania and Tennessee, three in each of Maryland, Massachusetts and Minnesota, two in each of Colorado, Connecticut, Michigan and Ohio and one in each of Arizona, the District of Columbia, Nevada, New Hampshire, North Dakota, Oklahoma, Rhode Island, South Carolina, Washington and West Virginia.
Of the 277 active cases in the United States, 208 are pending in state court and 69 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number, discussed above, seek recovery on behalf of states, other governmental units or large classes of claimants.

     THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organizations Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Eight of the 277 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Fifteen cases purport to

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 -- CONTINGENCIES - (CONTINUED)

be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes and flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace. Twenty two of the active cases seek, INTER ALIA, recovery of the cost of Medicaid funds paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco.

     DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional constitutional defenses. RJRN has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named. Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. It is expected that defendants in that case, CARTER V. BROWN & WILLIAMSON, will seek to reverse the judgment on appeal.

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

     CERTAIN CLASS ACTION SUITS. In May 1996, there was an important ruling in one of the purported class action cases, CASTANO V. THE AMERICAN TOBACCO COMPANY, originally filed in March 1994 in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT and RJRN. Plaintiffs sought to obtain certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleged that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions.

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 -- CONTINGENCIES -- (CONTINUED)

     Since the federal appeals court decision in CASTANO, class action suits based on similar claims have been brought in state courts in Alabama, the District of Columbia (D.C. court), Louisiana, Maryland, Minnesota, Ohio, Pennsylvania and New York. A similar suit had previously been filed in Indiana. Similar suits are also expected to be filed in additional jurisdictions. Each such suit asserts claims on behalf of residents of the particular state who allegedly are or claim to be addicted, or are the legal survivors of such persons. In addition, two earlier class action suits are still pending in Florida. In one case, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents who claim to have been injured by an "addiction" to cigarettes has been certified, and a petition to review the certification has been denied. In a second case, BROIN V. PHILIP MORRIS COMPANY, a class consisting of all non-smoking flight attendants who work or have worked for U.S. airlines has been certified, and a mandamus petition to reverse this certification was denied. Pre-CASTANO class action suits are also pending in Alabama and Louisiana. A new class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States.

     THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. THE AMERICAN TOBACCO COMPANY, against various industry members including RJRT. The case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also seeks an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case is proceeding in Chancery Court. RJRN and other industry holding companies have been voluntarily dismissed from the case.

     Following the filing of the MOORE case referred to above, other states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. On October, 24, 1996 there were 15 such cases pending in the following states: Arizona, Connecticut, Florida, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, Oklahoma, Texas, Washington and West Virginia. The Mississippi case is the first such case currently scheduled for trial, with a trial date set for March 24, 1997. The Florida attorney general's case is scheduled for trial on August 4, 1997 and the Texas case is scheduled for September 22, 1997.

     The suit by the State of Florida raises special issues because it was brought under a July 1994 amendment to a Florida statute which allows the state to bring an action in its own name against the tobacco industry to recover the state's Medicaid payments for the treatment of illnesses statistically associated with cigarette smoking. The amendment did not require the state to identify the individuals who received medical care, permitted claims to be filed in the aggregate and eliminated the comparative negligence and assumption of risk defenses. The amendment was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida and others in June 1994. The case was appealed to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several key respects.

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 -- CONTINGENCIES -- (CONTINUED)

Significant holdings by the court included: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The
Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit.

     In an order, dated September 16, 1996, the Florida trial court hearing the attorney general's case applied the Florida Supreme Court decision to that case. The order dismisses fifteen of plaintiff's eighteen causes of action, but leaves standing the claims of negligence and/or products liability and one count of the complaint which seeks to enjoin certain acts including the sale of cigarettes to minors. It also requires the attorney general to identify the individual Medicaid recipients for whom the state is seeking recovery within 30 days and precludes recovery by the state on payments made prior to July, 1994, except by subrogation and assignment. The initial production of identification data by the plaintiff was unsuccessfully challenged by the defendants on sufficiency grounds, although further challenges may be appropriate.

     In addition to the 15 actions brought by the various state attorneys general, seven actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities.

     RJRT and most other cigarette manufacturers are defending these attorney general and related cases vigorously (as is RJRN in the cases where it is a named defendant). In addition, these defendants have filed petitions for declaratory judgment in several of the states in which the attorneys general cases are pending or threatened, including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court) and Hawaii (federal court).

     RECENT AND SCHEDULED TRIALS. No cases against RJRT alleging injuries relating to tobacco are scheduled for trial in the fourth quarter of 1996 but several are scheduled for the first six months of 1997. Cases against other tobacco company defendants are also scheduled for trial in 1997. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

     OTHER DEVELOPMENTS. On March 12, 1996, defendants Brooke Group and Liggett Group, Inc. stated they had reached agreement with the Castano plaintiffs to settle that case. On April 4, 1996, Liggett Group, Liggett & Myers and Brooke Group filed settlement statements in the Massachusetts, West Virginia, Mississippi, Louisiana and Florida attorney general cases. The settlements would be available to any other defendant whose share of the U.S. cigarette market is less than 30% if it acquires or is acquired by Liggett, and Liggett can terminate each settlement upon the occurrence of certain events including the decertification of the Castano case, an event that has now occurred. All other cigarette manufacturers, including RJRT, announced their intent to continue to defend the cases.

                              RJR NABISCO HOLDINGS CORP.
                                  RJR NABISCO, INC.

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 3 -- CONTINGENCIES -- (CONTINUED)

    Legislation similar to the Florida legislation described above (facilitating Medicaid recovery suits and stripping defendants of certain defenses) has been introduced in the Massachusetts and New Jersey legislatures.
 RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under such statutes, if enacted, or the outcome of any such lawsuits, if filed.

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

                                   ---------------

Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have also been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention. Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT and RJRN, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend all such actions vigorously.
RJRN Holdings and RJRN also believe they have valid defenses for such actions and intend to defend vigorously all such actions in which they are named defendants.

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

                                    -------------

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

  RESULTS OF OPERATIONS

      Summarized financial data for RJRN Holdings is as follows:


                                                      THREE MONTHS                            NINE MONTHS
                                                         ENDED                                   ENDED
                                                      SEPTEMBER 30,                           SEPTEMBER 30,
                                           ------------------------------------  ---------------------------------------
                                            1996           1995        % CHANGE     1996           1995         % CHANGE
                                            ----           ----        --------     ----           ----         --------
                                                                     (DOLLARS IN MILLIONS)
NET SALES:
RJRT . . . . . . . . . . . . . . .         $1,191         $1,156           3%    $  3,421       $  3,355            2%
Reynolds International . . . . . .            920            863           7        2,611          2,385            9
                                           ------         ------                 --------       --------
Total Tobacco. . . . . . . . . . .          2,111          2,019           5        6,032          5,740            5
                                           ------         ------                 --------       --------
Domestic Food Group. . . . . . . .          1,578          1,474           7        4,565          4,340            5
International Food Group . . . . .            660            570          16        1,841          1,604           15
                                           ------         ------                 --------       --------
Total Food . . . . . . . . . . . .          2,238          2,044           9        6,406          5,944            8
                                           ------         ------                 --------       --------
                                           $4,349         $4,063           7     $ 12,438       $ 11,684            6
                                           ------         ------                 --------       --------
                                           ------         ------                 --------       --------

OPERATING COMPANY CONTRIBUTION(1):
RJRT . . . . . . . . . . . . . . .         $  375         $  366           2%    $  1,145       $  1,122            2%
Reynolds International . . . . . .            217            197          10          576            523           10
                                           ------         ------                 --------       --------
Total Tobacco. . . . . . . . . . .            592            563           5        1,721          1,645            5
                                           ------         ------                 --------       --------
Domestic Food Group. . . . . . . .            208            199           5          623            630           (1)
International Food Group . . . . .             56             54           4          169            155            9
                                           ------         ------                 --------       --------
Total Food . . . . . . . . . . . .            264            253           4          792            785            1
                                           ------         ------                 --------       --------
Headquarters . . . . . . . . . . .            (16)           (16)         --          (50)           (48)          (4)
                                           ------         ------                 --------       --------
                                           $  840         $  800           5     $  2,463       $  2,382            3
                                           ------         ------                 --------       --------
                                           ------         ------                 --------       --------
OPERATING INCOME(2):
RJRT . . . . . . . . . . . . . . .         $  284         $  274           4%      $  871         $  847            3%
Reynolds International . . . . . .            207            187          11          545            491           11
                                           ------         ------                 --------       --------
Total Tobacco. . . . . . . . . . .            491            461           7        1,416          1,338            6
                                           ------         ------                 --------       --------
Domestic Food Group. . . . . . . .            158            148           7          118            477          (75)
International Food Group . . . . .             50             48           4           76            138          (45)
                                           ------         ------                 --------       --------
Total Food . . . . . . . . . . . .            208            196           6          194            615          (68)
                                           ------         ------                 --------       --------
Headquarters . . . . . . . . . . .            (16)           (16)         --          (50)           (48)          (4)
                                           ------         ------                 --------       --------
                                           $  683         $  641           7     $  1,560       $  1,905          (18)
                                           ------         ------                 --------       --------
                                           ------         ------                 --------       --------


---------------
(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and before restructuring expense.

(2) Operating income for the nine months ended September 30, 1996 includes a $428 million restructuring expense for the food operations, consisting of $353 million at the Domestic Food Group and $75 million at the International Food Group.

         RJRN Holdings reported net sales of $4.3 billion in the third quarter of 1996, a 7% increase over the comparable period in 1995, and $12.4 billion in the first nine months of 1996, a 6% increase over the comparable period in 1995. The increases in net sales for the third quarter and first nine months were driven by improved performances by each of the operating companies.

TOBACCO

     The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

     The worldwide tobacco business reported net sales of $2.1 billion in the third quarter of 1996, an increase of 5% compared to the third quarter of 1995, and net sales of $6.0 billion for the first nine months of 1996, 5% higher than the comparable 1995 period. Operating company contribution increased 5% for both the third quarter and the first nine months of 1996 over the comparable periods in 1995. Operating income for the worldwide tobacco businesses increased 7% and 6% over the third quarter and first nine months of 1995, respectively. Both revenues and earnings growth were fueled by strong international volume growth and higher selling prices at both the domestic and international businesses, somewhat offset by lower volume at domestic tobacco and unfavorable currency translation. Also contributing to the earnings growth was improved productivity somewhat offset by higher marketing spending.

     RJRT reported net sales of $1.2 billion in the third quarter of 1996, an increase of 3% compared to the third quarter of 1995, and net sales of $3.4 billion in the first nine months of 1996, an increase of 2% over the comparable 1995 period. The increases in net sales were due to higher selling prices and, to a lesser extent, favorable mix, which more than offset the impact from lower volume in the full price and savings segments. Full price volume decreased 3% for both the third quarter and first nine months of 1996 as a result of heavy competitive promotional activity. Nonetheless, Camel, RJRT's strongest brand performer, recorded volume increases in the third quarter and the first nine months of 1996 of 2% and 5%, respectively. On the other hand, overall Winston declined 8% for the three and nine month periods while Salem declined 3% and 2%, respectively, for the comparable periods. Within the Winston family, base Winston increased but not enough to offset the decline in Winston Select given the Company's decision to reduce support of Winston Select. Full price volume as a percentage of total volume amounted to 63% in the third quarter of 1996, the same as in the third quarter of 1995, and 63% in the first nine months of 1996 compared to 62% in the first nine months of 1995. RJRT's performance in the domestic full-price retail segment reflects slightly lower market share on year-to-date comparisons driven principally by Winston Select decline.

     Savings volume decreased 3% and 5% for the third quarter and first nine months of 1996, respectively, due to the company's planned reduction of sales of less profitable brands. Volume of RJRT's leading and most profitable savings brand, Doral, increased 7% in the third quarter of 1996 and increased 4% in the first nine months of 1996.

     On the new product front, RJRT introduced Eclipse, a new cigarette which features nearly 90% reduced second hand smoke, into a test market in Chattanooga, Tennessee, during the second quarter of 1996. The Company is monitoring Eclipse's performance and will decide on expansion into additional markets based on the results of the initial test market. During the third quarter, RJRT introduced a new Camel Menthol line into selected markets and is also testing a new Winston positioning. Additionally, the company expanded the Red Kamel and Kamel Menthe line extensions and Moonlight Tobacco brands introductions in additional test markets.

     Reynolds International reported net sales of $920 million in the third quarter of 1996, an increase of 7% from the third quarter of 1995, while net sales of $2.6 billion in the first nine months of 1996 increased 9% from the first nine months of 1995. Both periods benefited from higher selling prices and strong volume growth which more than offset unfavorable foreign currency developments. Overall volume increased 9% for the third quarter and 10% in the first nine months of 1996 compared with the corresponding periods in 1995. Versus prior year, the volume increases for the quarter and nine months were driven by strong growth in mid-priced local brands in the Former Soviet Union, the successful introduction, in Japan, of Salem Pianissimo, a new menthol cigarette with less side stream smoke and improved aroma, the introduction of Camel Lights throughout Western Europe and the Tanzanian business acquired at the end of 1995. Partially offsetting these successes were lower volume in the Ukraine due to border closings of exports to Russia and the declining full flavor segment in Western Europe. Camel Lights continues to perform impressively in all its markets, helping to abate the full flavor share erosion. Winston, the company's leading international brand, recorded a 25% worldwide volume gain for the third quarter and 7% for the nine months aided by market share gains in France, Greece and a fast growing brand franchise in the Former Soviet Union and Turkey.


GOVERNMENTAL ACTIVITY

    In August 1996, the U.S. Food and Drug Administration (the "FDA"), asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products medical devices and adopting regulations on the advertising, promotion, manufacture and sale of cigarettes. The regulations prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name and distribution of non-tobacco items carrying brand names. Among other restrictions, the rule also limits advertising in many magazines and on billboards to black and white text and imposes new labeling language.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes that the assertion of jurisdiction and the scope of the regulations, if implemented, would materially restrict RJRT's and other tobacco companies' ability to market and to make available its cigarette products to ADULT smokers. RJRT, together with the other major domestic cigarette manufacturers and an advertising agency, filed suit on the day the rules were first proposed, in the U.S. District Court for the Middle District of North Carolina, seeking a ruling that, among other things, the FDA's assertion of jurisdiction (COYNE BEAHM V. UNITED STATES FOOD AND DRUG ADMINISTRATION) is without Congressional authority and that the regulations unlawfully restrict constitutionally protected rights to free speech. Plaintiffs have filed a motion for summary judgment and the court has scheduled a hearing on the motion for February 10, 1997. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict the outcome of the litigation seeking to enjoin the implementation of the FDA's regulations.

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

     In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly beginning in 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute also requires the reporting of nicotine yield ratings in accordance with procedures to be established. Together with other cigarette manufacturers, RJRT has filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit has been filed by manufacturers of smokeless tobacco products. RJRT is unable to predict the outcome of this litigation.

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


FOOD

     The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are conducted by Nabisco, Inc. and consist of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Refrigerated Foods companies (collectively, the "Domestic Food Group"). Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

     Nabisco Holdings reported net sales of $2.2 billion in the third quarter of 1996, an increase of 9% from the third quarter of 1995 level of $2.0 billion, and $6.4 billion in the first nine months of 1996, an increase of 8% from the first nine months of 1995 level of $5.9 billion, with the Domestic Food Group up 7% and 5%, respectively, and the International Food Group up 16% and 15%, respectively. The Domestic Food Group's third quarter net sales increase was attributable to volume increases, principally at Nabisco
Biscuit and Planters, accounting for 4 percentage points of the increase, increased selling prices, principally at Nabisco Biscuit, accounting for 2 percentage points of the increase, with the remaining percentage point increase resulting from the impact of the Parkay acquisition, offset by the impact of 1995 product line disposals. Nabisco Biscuit's volume increase was primarily attributable to the Oreo, Ritz and Chips Ahoy! brands and the continued success of the new Air Crisp line, partially offset by lower volume for SnackWell's and Newtons. Planters' volume increase resulted from gains in the warehouse club business, continued success with retailers in establishing category management programs, and a stabilized competitive environment. The Domestic Food Group's net sales increase for the current nine months was attributable to higher selling prices which accounted for 3 percentage points of the increase, 1 percentage point increase for higher volume and 1 percentage point increase from the impact of the 1995 Parkay acquisition, offset by the impact of the 1995 product line disposals. The International Food Group's net sales increases for the third quarter and first nine months were primarily driven by the fourth quarter 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South
Africa, and 1996 acquisitions in Latin America.

     Nabisco Holdings' operating company contribution was $264 million in the third quarter of 1996, an increase of 4% from the third quarter 1995 level of $253 million, and $792 million in the first nine months of 1996, an increase of 1% from the first nine months of 1995 of $785 million, with the International Food Group up 4% and 9%, respectively, and the Domestic Food Group up 5% from last year's third quarter and down 1% for the comparable nine month period. Operating company contribution for the third quarter and first nine months of 1996 includes $16 million and $26 million, respectively, of restructuring related expenses in the Domestic Food Group associated with the implementation of the second quarter restructuring program. The International Food Group includes similar expenses of $1 million for each 1996 period. The third quarter and nine month 1995 periods include a net gain of $11 million from the sale of the

Ortega Mexican food business ($18 million gain in the Domestic Food Group) and New York Style Bagel Chip business ($7 million loss in the International Food Group).

     Excluding the restructuring related expenses, Nabisco Holdings' and the Domestic Food Group's operating company contributions were $281 million and $224 million in the third quarter of 1996, an increase of $28 million, or 11%, and $25 million, or 13%, respectively, from the third quarter of 1995, and $819 million and $649 million in the first nine months of 1996, an increase of $34 million, or 4%, and $19 million, or 3%, respectively, from the first nine months of 1995. The 13% increase for the Domestic Food Group for the third quarter is attributable to the profit contribution from higher net sales, partially offset by higher advertising and promotion expenses. The 3% increase for the Domestic Food Group for the first nine months of 1996 is primarily due to the profit impact from the higher net sales and lower advertising and promotion expenses, partially offset by higher fixed manufacturing and distribution expenses. The International Food Group's 6% increase in operating company contribution for the third quarter of 1996 was primarily due to the profit impact from business acquisitions, partially offset by lower results in Latin America, principally Argentina, due to higher commodity costs. The International Food Group's 10% increase in operating company contribution for the first nine months of 1996 was primarily due to the profit impact from business acquisitions and improved results in Brazil, Iberia and Columbia, partially offset by lower results in Argentina.

     Nabisco Holdings' operating income in the first nine months of 1996 includes $428 million of restructuring expense recorded in the second quarter in addition to the implementation expenses recorded during the second and third quarters. Excluding these expenses, operating income was $225 million for the third quarter of 1996 and $649 million for the first nine months of 1996, an increase of 15% and 6%, respectively, over the comparable 1995 periods, reflecting the higher operating company contributions discussed above.


RESTRUCTURING AND REALIGNMENT RESERVE BALANCES

     In the second quarter of 1996, Nabisco Holdings recorded a restructuring expense of $428 million ($241 million after-tax, net of minority interest) related to a program announced on June 24, 1996. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1996 and will be substantially completed during 1997. Of the $428 million restructuring expense, cash expenditures will approximate $230 million. In addition to the restructuring expnse, the program will require cash expenditures of approximately $81 million, $27 million
($13 million after-tax, net of minority interest) of which was recognized during the second and third quarters of 1996 for implementation and integration expenses, principally for relocation of employees and equipment and training. After completion of the restructuring program, pre-tax savings are expected to be approximately $200 million annually. For information regarding the major components of the $428 million restructuring expense, see Note 1 to the Consolidated Condensed Financial Statements. As of September 30, 1996, approximately $82 million of the restructuring accruals were utilized as follows: $31 million for severance and related benefits; $37 million for product line rationalizations; $10 million for contract terminations and $4 million for plant closures.

     As of September 30,1996, the amount to be paid under prior years' restructuring and realignment programs aggregated $76 million, the majority of which relates to the 1995 tobacco restructuring program for severance pay and benefits.


NET INCOME APPLICABLE TO COMMON STOCK

     Net income applicable to common stock of $214 million increased 18% over 1995 net income applicable to common stock for the three month period.
Excluding the 1996 after-tax restructuring expense of $241 million recorded in the second quarter of 1996, a $67 million charge ($103 million before tax) recorded in other income (expense), net in the second quarter of 1995 related to certain debt refinancings by RJRN, Nabisco Holdings and Nabisco, Inc., and a $16 million after tax extraordinary loss on the early extinguishment of debt at Nabisco during the third quarter of 1995, 1996 net income applicable to common stock for the nine month period would have been $605 million, a 10% increase over the comparable 1995 amount of $551 million.

     Comparisons to prior year were also affected by the exchange in September 1995 of preferred securities issued by RJRN Holdings' subsidiary trust (the payments on which are tax-deductible) for a like amount of Series B Cumulative Preferred Stock (the payments on which are not tax-deductible). The tax benefit from the deductibility feature of the new securities issued in the September 1995 exchange resulted in an increase to net income applicable to common stock for the third quarter of 1996 and first nine months of 1996 of $6 million and $24 million, respectively.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1996, RJRN Holdings and RJRN adopted SFAS No. 121 and SFAS No. 123. See Note 1 to the Consolidated Condensed Financial Statements.


LIQUIDITY AND FINANCIAL CONDITION

     Net cash flows from operating activities for the first nine months of 1996 as detailed in the Consolidated Condensed Statement of Cash Flows were $950 million, a decrease of $30 million from the nine months of 1995 level.
The decrease in net cash flows from operating activities reflects higher working capital requirements.

     Free cash flow, another measure used by management to evaluate liquidity and financial condition and which represents cash available for the repayment of debt and certain other corporate purposes before the consideration of any debt and equity financing transactions, acquisition expenditures and divestiture proceeds, resulted in an inflow of $91 million for the first nine months of 1996 compared with an inflow of $84 million for the first nine months of 1995. The increase in free cash flow from 1995 to 1996 primarily reflects higher operating company contribution and lower financing fees which more than offset the impact from higher income tax payments, Common Stock dividends paid, and higher combined interest and preferred stock dividend payments.

     The components of free cash flow are as follows:

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                      -------------------------
                                                           1996         1995
                                                           ----         ----
                                                         (DOLLARS IN MILLIONS)
    OPERATING INCOME . . . . . . . . . . . . . . . .    $  1,560     $  1,905
     Amortization of intangibles . . . . . . . . . .         475          477
     Restructuring expense . . . . . . . . . . . . .         428           --
                                                        --------     --------
    OPERATING COMPANY CONTRIBUTION . . . . . . . . .       2,463        2,382
      Depreciation and other amortization. . . . . .         391          399
      Increase in operating working capital. . . . .        (360)        (365)
      Capital expenditures . . . . . . . . . . . . .        (499)        (456)
      Change in other assets and liabilities . . . .          69          (38)
      Restructuring cash payments. . . . . . . . . .        (111)        (121)
                                                        --------     --------
    OPERATING CASH FLOW* . . . . . . . . . . . . . .       1,953        1,801
      Taxes paid . . . . . . . . . . . . . . . . . .        (521)        (428)
      Interest paid. . . . . . . . . . . . . . . . .        (691)        (591)
      Dividends paid . . . . . . . . . . . . . . . .        (536)        (438)
      Other, net . . . . . . . . . . . . . . . . . .        (114)        (260)
                                                        --------     --------
    FREE CASH FLOW . . . . . . . . . . . . . . . . .    $     91     $     84
                                                        --------     --------
                                                        --------     --------

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

                                  -----------------

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

     On June 20, 1996, Nabisco Holdings and Nabisco, Inc. amended certain terms of their $2 billion five year credit facility and their $1.5 billion 364 day commercial paper liquidity facility to accommodate their restructuring initiative. Nabisco Holdings and Nabisco, Inc. are in the process of finalizing a new five year $1.5 billion credit agreement and a new 364 day $1.5 billion commercial paper liquidity facility to replace the existing credit facilities on substantially similar terms.

     The Registrants believe that they and their subsidiaries are in compliance with all of the requirements imposed by the terms of their indebtedness.

     At September 30, 1996, approximately $5.0 billion of total debt (notes payable and long-term debt, including current maturities) was owed by RJRN and approximately $5.2 billion was owed by its subsidiaries.

     Capital expenditures were $499 million for the first nine months of 1996. The current level of expenditures planned for 1996 is expected to be in the range of approximately $750 million to $800 million (approximately 56% Food and 44% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

     On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings' plan to repurchase up to $100 million of Common Stock in 1996 was completed during the third quarter, resulting in the repurchase of 3,377,300 shares of Common Stock.

     On June 5, 1996, Nabisco Holdings announced a 13% increase in its annual common stock dividend from $.55 to $.62 per share. As a result, the Nabisco Holdings dividends payable to RJRN are expected to increase from approximately $117 million to approximately $132 million annually.

                                      ----------

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

                                   ---------------

                                       PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

     OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1996, 64 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 10 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. The number of these cases pending at any time has increased in all but one fiscal quarter since December 1993. As of October 24, 1996, 279 active cases were pending against RJRT and/or its affiliates or indemnitees, 277 in the United States and two in Canada. In October of 1995, there were 89 active cases pending and 50 such cases were pending in October of 1994.

     The United States cases are in 29 states and are distributed as follows:
179 in Florida, 13 in Louisiana, 11 in New York, eight in California, seven in Alabama, five in each of Indiana, Kansas, Mississippi and Texas, four in each of New Jersey, Pennsylvania and Tennessee, three in each of Maryland, Massachusetts and Minnesota, two in each of Colorado, Connecticut, Michigan and Ohio and one in each of Arizona, the District of Columbia, Nevada, New Hampshire, North Dakota, Oklahoma, Rhode Island, South Carolina, Washington and West Virginia.
Of the 277 active cases in the United States, 208 are pending in state court and 69 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number, discussed above, seek recovery on behalf of states, other governmental units or large classes of claimants.

     For additional information about tobacco-related litigation and legal proceedings, see Note 3-- Contingencies -- Tobacco-Related Litigation of Notes to Consolidated Condensed Financial Statements.

                                   ---------------

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

                                   ---------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 4.1 Registrants agree to furnish copies of any instruments defining the rights of holders of long- term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.

*10.1 Amended and Restated Employment Agreement (dated June 1, 1996) by and between R.J. Reynolds International B.V. and Pierre de Labouchere.

*10.2 Amended and Restated Deferred Compensation Plan for RJR Directors (dated as of September 1, 1996).

*10.3 Amended and Restated Equity Incentive Award Plan for Directors and Key Employees of RJR Nabisco Holdings Corp. and Subsidiaries (dated as of September 1, 1996).

*10.4 Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (as amended and restated effective September 1, 1996).

*10.5 Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of May 31, 1996.

*10.6 Secured Promissory Note (dated May 15, 1996) of Steven F. Goldstone in favor of Nabisco Holdings Corp.

*12.1 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30,1996.

*27.1     RJR Nabisco Holdings Corp. Financial Data Schedule.

*27.2     RJR Nabisco, Inc. Financial Data Schedule.

---------------
* Filed herewith.

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

                                       RJR NABISCO HOLDINGS CORP.
                                       RJR NABISCO, INC.

                                                   (Registrants)




Date:  November 1, 1996                      /S/ ROBERT S. ROATH
                                        ---------------------------------------
                                        Robert S. Roath
                                        Senior Vice President and Chief
                                        Financial Officer


                                             /S/ RICHARD G. RUSSELL
                                        ---------------------------------------
                                        Richard G. Russell
                                        Senior Vice President and Controller