Form 10-K405
period 1996-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1997-03-14
CIK 847903, 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                              -------------------
                           RJR NABISCO HOLDINGS CORP.
             (Exact name of registrant as specified in its charter)

       DELAWARE               1-10215                13-3490602
   (State or other       (Commission file         (I.R.S. Employer
   jurisdiction of            number)           Identification No.)
   incorporation or
    organization)

                               RJR NABISCO, INC.
             (Exact name of registrant as specified in its charter)

       DELAWARE               1-6388                 56-0950247
   (State or other       (Commission file         (I.R.S. Employer
   jurisdiction of            number)           Identification No.)
   incorporation or
    organization)

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

                                                 NAME OF EACH
                                                  EXCHANGE ON
                                                     WHICH
             TITLE OF EACH CLASS                  REGISTERED
----------------------------------------------  ---------------
                                                 NAME OF EACH
                                                  EXCHANGE ON
                                                     WHICH
             TITLE OF EACH CLASS                  REGISTERED
----------------------------------------------  ---------------

RJR NABISCO HOLDINGS CORP.
 Common Stock, par value $.01 per share                   NewYork
 Series B Depositary Shares                               NewYork
 Series C Depositary Shares                               NewYork
RJR NABISCO, INC.
 8.30% Senior Notes due April 15, 1999                    NewYork
 8% Notes due January 15, 2000                            NewYork
 8% Notes due 2001                                        NewYork
 8 5/8% Notes due 2002                                    NewYork
 7 5/8% Notes due September 15, 2003                      NewYork
 8.75% Senior Notes due April 15, 2004                    NewYork
 8 3/4% Notes due 2005                                    NewYork
 8 3/4% Notes due 2007                                    NewYork
 9 1/4% Debentures due 2013                               NewYork

SUBSIDIARIES OF THE REGISTRANTS
RJR NABISCO HOLDINGS CAPITAL TRUST I
  10% Trust Originated Preferred Securities               NewYork

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_ NO ___

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS' KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF RJR NABISCO HOLDINGS CORP. ON JANUARY 31, 1997 WAS APPROXIMATELY $8.8 BILLION. CERTAIN DIRECTORS OF RJR NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF RJR NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: JANUARY 31, 1997:

RJR NABISCO HOLDINGS CORP.: 270,376,804 SHARES OF COMMON STOCK, PAR VALUE, $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE
                              -------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF RJR NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 1997 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I
Item 1.       Business........................................................................................           1
                  (a) General Development of Business.........................................................           1
                  (b) Financial Information about Industry Segments...........................................           2
                  (c) Narrative Description of Business.......................................................           2
                        Tobacco...............................................................................           2
                        Food..................................................................................          12
                        Other Matters.........................................................................          17
                  (d) Financial Information about Foreign and Domestic Operations
                        and Export Sales......................................................................          17
Item 2.       Properties......................................................................................          17
Item 3.       Legal Proceedings...............................................................................          17
Item 4.       Submission of Matters to a Vote of Security Holders.............................................          18
              Executive Officers of the Registrants...........................................................          19

PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters...........................          21
Item 6.       Selected Financial Data.........................................................................          22
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................          24
Item 8.       Financial Statements and Supplementary Data.....................................................          38
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................          38

PART III
Item 10.      Directors and Executive Officers of the Registrants.............................................          39
Item 11.      Executive Compensation..........................................................................          39
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................          39
Item 13.      Certain Relationships and Related Transactions..................................................          39

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          40

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("RJRN Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN") (collectively the "Registrants"), comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), a wholly-owned subsidiary of RJRN and the second largest manufacturer of cigarettes, and the packaged food business is conducted by Nabisco Holdings Corp. ("Nabisco Holdings") through its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock.

    Outside the United States, the tobacco operations are conducted by R.J. Reynolds International ("Reynolds International"), and the food operations are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd (formerly Nabisco Brands Ltd). RJRT's and Reynolds International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America, certain European countries and certain other international markets. For financial information with respect to RJRN's industry segments, lines of business and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 to the consolidated financial statements, and the related notes thereto, of RJRN Holdings and RJRN as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996 (the "Consolidated Financial Statements").

    RJRN Holdings was organized as a Delaware corporation in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), a Delaware limited partnership, to effect the acquisition of RJRN, which was completed on April 28, 1989 (the "Acquisition"). As a result of the Acquisition, RJRN became an indirect, wholly-owned subsidiary of RJRN Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly-owned subsidiary of RJRN Holdings. The business of RJRN Holdings is conducted through RJRN. KKR no longer holds an interest in RJRN Holdings.

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

    In recent years subsidiaries of RJRN Holdings and RJRN have completed a number of acquisitions and have divested certain businesses. In 1996, these acquisitions included the Mayco and Capri biscuit businesses and the Vizzolini pasta business in Argentina, the Pilar biscuit business in Brazil and the Fontanda biscuit business in Spain as well as the biscuit, confectionery and snack food assets of a Taiwan-based manufacturer and a 50% interest plus management control of Azerbaijan Tobacco Company.

    In 1995, these acquisitions included (i) certain trademark and other assets of Kraft Foods' U.S. and Canadian margarine and tablespreads business; (ii) certain trademarks and other assets of Primo Foods Limited, a Canadian manufacturer of dry pasta, canned tomatoes and pasta and pizza sauces; (iii) a 50% interest in Royal Beech-Nut (pty) Ltd., a South African subsidiary of Del Monte Royal Foods, Ltd; (iv) the assets of Avare and Gumz, two Brazilian milk product companies; (v) O.y. P.c. Rettig Ab, Finland's second largest tobacco company and (vi) a significant interest and management control of the Tanzania Tobacco Company. The 1995 divestitures included (i) the sale of the Ortega Mexican Food business and (ii) the sale of the New York Style Bagel Chip business.

    RJRN will continue to assess its businesses to evaluate their consistency with strategic objectives. Although RJRN may acquire and/or divest additional businesses in the future, no other decisions have been made with respect to any such acquisitions or divestitures. RJRN Holdings' and RJRN's credit agreements, each dated as of April 28, 1995, as amended, prohibit the sale of all or any substantial portion of certain assets of RJRN Holdings or its subsidiaries.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    During 1996, 1995 and 1994, RJRN's industry segments were tobacco and food.

    For information relating to industry segments for the years ended December 31, 1996, 1995 and 1994, see Note 14 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

                                    TOBACCO

    The tobacco line of business is conducted by RJRT and Reynolds International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world. In 1996, approximately 56% of total tobacco segment net sales (after deducting excise taxes) and approximately 64% of total tobacco segment operating income (before amortization of trademarks and goodwill) were attributable to domestic tobacco operations.

DOMESTIC TOBACCO OPERATIONS

    The domestic tobacco business is conducted by RJRT which is the second largest cigarette manufacturer in the United States. RJRT's largest selling cigarette brands in the United States include WINSTON, DORAL, CAMEL, SALEM, MONARCH and VANTAGE. RJRT's other cigarette brands, including MORE, NOW, BEST VALUE, STERLING, MAGNA and CENTURY, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1996 of 26%, a decrease of approximately 1 share point from 1995. During 1996, RJRT and the largest domestic cigarette manufacturer, Philip Morris Incorporated, together sold, on a shipment basis, approximately 72% of all cigarettes sold in the United States.

    In May 1996, RJRT began test marketing in Chattanooga, Tennessee, ECLIPSE, a cigarette that primarily heats rather than burns tobacco and thereby substantially reduces second-hand smoke. RJRT continues to assess the test results and a possible full market introduction of an ECLIPSE cigarette.

    A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands by building brand loyalty among current adult smokers and attracting adult smokers of competing brands. In 1996, these efforts included the continuation and refinement of conversion, continuity and relationship-building and test marketing of a variety of new cigarette products and marketing programs for existing RJRT brands. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly it offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE, intended to appeal to more cost-conscious adult smokers. For a discussion on competition in the tobacco business, see "Business--Tobacco--Competition" in this Item 1.

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

    RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 15% of RJRT's sales, no RJRT customers accounted for more than 10% of sales for 1996. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

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

INTERNATIONAL TOBACCO OPERATIONS

    Reynolds International operates in over 170 markets around the world. Although overall foreign cigarette sales (excluding China, in which production data indicates an approximate 2% per annum growth rate) have increased at a rate of only 1% per annum in recent years, Reynolds International believes that the American-blend segment, in which Reynolds International primarily competes, is growing significantly faster. Although Reynolds International is the second largest of two international cigarette producers that have significant positions in the American-blend segment, its share of sales in this segment is approximately one-fourth of the share of Philip Morris International Inc., the largest American-blend producer.

    Reynolds International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia, the former Soviet Union and Canada. Reynolds International is aggressively pursuing development opportunities throughout the world.

    Reynolds International markets nearly 100 brands of which WINSTON, CAMEL and SALEM, all American-blend cigarettes, are its international leaders. WINSTON, Reynolds International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 140 markets worldwide and is Reynolds International's second largest selling international brand. SALEM is the world's largest selling menthol cigarette and is particularly strong in Far East markets. Reynolds International also markets a number of local brands in various foreign markets. None of Reynolds International's customers accounted for more than 10% of sales in 1996.

    Approximately 23% of Reynolds International's 1996 volume was U.S.-made product, with the remainder manufactured outside the U.S. Reynolds International brands are manufactured in owned or joint-venture facilities in 20 locations outside the United States, and through licensing agreements in about 20 other countries. Reynolds International owned or joint-venture manufacturing locations include Azerbaijan, Canada, the Canary Islands, China, the Czech Republic, Finland, Germany, Hong Kong, Hungary, Indonesia, Kazakhstan, Malaysia, Poland, Portugal, Romania, Russia, Switzerland, Tanzania, Turkey, Ukraine and Vietnam.

    Certain of Reynolds International's foreign operations are subject to local regulations that set import quotas, restrict financing flexibility, affect repatriation of earnings or assets and/or limit advertising. In recent years, certain trade barriers for cigarettes, particularly in Asia and Eastern Europe, have been liberalized. This may provide opportunities for all international cigarette manufacturers, including Reynolds International, to expand operations in such markets; however, there can be no assurance that the liberalizing trends will be maintained or extended or that Reynolds International will be successful in pursuing such opportunities.

RAW MATERIALS

    In its domestic production of cigarettes, RJRT primarily uses domestic burley and flue cured leaf tobaccos purchased at domestic auction. RJRT also purchases oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. Reynolds International uses a variety of tobacco leaf from both United States and international sources. RJRT and Reynolds International believe there is a sufficient supply of tobacco in the worldwide tobacco market to satisfy their current production requirements. Reynolds International is actively involved in tobacco cultivation activities with fully owned agronomy operations in Viet Nam and Turkey and a joint venture in China.

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

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

    The advertising, sale and use of cigarettes has been under attack by government and health officials in the United States and in other countries for many years, principally due to claims that cigarette smoking is harmful to health. This attack has resulted in: a number of substantial restrictions on the marketing, advertising and use of cigarettes; diminishing social acceptability of smoking; and activities by anti-smoking groups designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. These developments, together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, have had and will likely continue to have an adverse effect on cigarette sales.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes was last increased in January 1993 to its current rate of 24 cents per pack. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents to a high of 82.5 cents per pack of cigarettes. Increases in these state excise taxes could also have an adverse effect on cigarette sales. In 1995, the cigarette excise tax in four states was increased by amounts which ranged from 5 cents to 24 cents per pack. In one state, a temporary 10 cent tax, scheduled to expire in 1995, was extended through 1997. In 1996, the cigarette excise tax was increased in two states by amounts of 25 cents and 30 cents per pack.

    In January 1993, the U.S. Environmental Protection Agency (the "EPA") released a report on the respiratory effects of environmental tobacco smoke ("ETS") which concluded that ETS is a known human lung carcinogen in adults and in children causes increased respiratory tract disease and middle ear disorders and increases the severity and frequency of asthma. RJRT has joined other parties from the tobacco and distribution industries in a lawsuit against the EPA seeking a determination that the EPA did not have the statutory authority to regulate ETS, and that, given the current body of scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's classification of ETS was arbitrary and capricious.

    In August 1995, the Commissioner of the Food and Drug Administration (the "FDA"), with the support of the Clinton administration, announced that he was asserting jurisdiction over cigarettes and certain other tobacco products and issued a notice and request for comments on proposed regulations. In August 1996, the Commissioner announced the adoption of these rules with certain modifications, and with a phased in schedule of effectiveness over a two year period. The first phase began February 28, 1997, when regulations relating to the sale of cigarettes to minors became effective. Among other things the regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's rules also limit advertising in print and on billboards to black and white text and impose new labeling language.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes, however, that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to ADULT smokers. RJRT, together with the four major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the Commissioner's 1995 announcement in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION). On the day of the announced regulations, the plaintiffs filed an amended complaint challenging the final regulations. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict the outcome of the litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

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

    In July 1994, an amendment to a Florida statute became effective which allows the state of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individual who received medical care, permits a lawsuit to be filed as a class action, and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On June 26, 1995, the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the statute unconstitutional. Both plaintiffs and defendants appealed this decision to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit have sought United States Supreme Court review of the Florida Supreme Court's decision, to determine whether the Florida statute, by which the State of Florida conferred on itself a unique cause of action and which directs courts to abrogate common law and equitable principles, including affirmative defenses, is unconstitutional under the Fourteenth Amendment to the United States Constitution.

    The following year, the Florida Legislature passed a bill that would repeal the Florida statute retroactively which was subsequently vetoed by the Governor. Efforts made in 1996 to override the Governor's veto were unsuccessful. Another attempt to repeal the 1994 statute is expected during the 1997 legislative session, but RJRT cannot predict whether the effort will succeed. Similar legislation, without Florida's elimination of defenses, was introduced in twelve states during 1996. None of these proposals was enacted. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes or their outcome, if filed. A suit against the tobacco industry was filed under the Florida statute on February 21, 1995. See "Business--Tobacco--Litigation Affecting the Cigarette Industry" below in this Item 1.

    Legislation imposing various restrictions on public smoking has also been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. Seventeen states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. Federal law prohibits smoking on all domestic airline flights of six hours duration or less and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

    In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly beginning in 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute requires the reporting of nicotine yield ratings in accordance with procedures to be established. Together with other cigarette manufacturers, RJRT has filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit has been filed by manufacturers of smokeless tobacco products. RJRT is unable to predict the outcome of this litigation.

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

    In 1990, RJRT and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke and to limit voluntarily certain cigarette advertising and promotional practices. In 1995, wholesalers, retailers and the tobacco industry including RJRT formed the Coalition for Responsible Tobacco Retailing and launched a new program, called "We Card," focused on stopping underage access to cigarettes. In 1992, the Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January, 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.

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

    During the past three decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act (the "Smoking Education Act"). Among other things, the Smoking Education
Act: (i) establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking; (ii) requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis; (iii) increases type size and area of the warning required in cigarette advertisements; and (iv) requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients used in the manufacture of cigarettes to the Secretary of Health and Human Services. The warnings currently required on cigarette packages and advertisements (other than billboards) are as follows: (i) "Surgeon General's Warning: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; (ii) "Surgeon General's
Warning: Quitting Smoking Now Greatly Reduces Serious Risks To Your Health";
(iii) "Surgeon General's Warning: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and (iv) "Surgeon General's
Warning: Cigarette Smoke Contains Carbon Monoxide." Similar warnings are required on outdoor billboards. In 1984 and 1990, Congress enacted legislation directing the Consumer Product Safety Commission to conduct and oversee research on the ignition propensity of cigarettes. Although RJRT cannot predict whether further legislation on this subject may be enacted, some form of regulation of cigarettes based on their propensity to ignite soft furnishings may result.

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

    In addition to the foregoing, legislation and regulations potentially detrimental to the cigarette industry, generally relating to the taxation of cigarettes and regulation of advertising, labeling, promotion, sale and smoking of cigarettes, have been proposed from time to time at various levels of the federal government. During the last Congress, the Clinton administration and federal legislators introduced bills that would have significantly increased the federal excise tax on cigarettes, eliminated the deductibility of the cost of tobacco advertising, banned smoking in federally funded buildings and on any scheduled airline flight, restricted tobacco product sampling and vending machines to areas or establishments that deny access to minors, provided financial incentives for states to sue tobacco manufacturers for recovery of Medicaid costs, and given the Food and Drug Administration authority to regulate the manufacture, sale and distribution of tobacco products. None of this legislation was enacted.

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

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1996, 203 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 103 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1996 there were 234 active cases pending, as compared with 132 on December 31, 1995 and only 54 on December 31, 1994. As of February 28, 1997, 270 active cases were pending against RJRT and/or its affiliates or indemnitees, 268 in the United States, one in Canada and one in Puerto Rico.

    The United States cases are in 33 states and are distributed as follows: 117 in Florida, 26 in New York, 36 in Texas, 15 in Louisiana, eight in Alabama, seven in California, six in each of Kansas, Mississippi and Indiana, five in New Jersey, three in each of Minnesota, Ohio, Pennsylvania and Tennessee, two in each of Colorado, Connecticut, Maryland, Massachusetts and Michigan, and one each in Arizona, Arkansas, District of Columbia, Illinois, Iowa, Nevada, New Mexico, New Hampshire, Oklahoma, Rhode Island, Utah, Washington, West Virginia and Wisconsin. Of the 268 active cases in the United States, 170 are pending in state court and 98 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organizations Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Seven of the 268 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Nineteen cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and Blue Cross/Blue Shield subscribers claiming reimbursement for premiums paid. Twenty seven of the active cases seek, INTER ALIA, recovery of the cost of Medicaid funds paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional constitutional defenses. RJRN has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named. Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendants in that case, CARTER V. BROWN & WILLIAMSON, are seeking to reverse the judgment on appeal.

    On June 24, 1992, the United States Supreme Court in CIPOLLONE held that claims that tobacco companies failed adequately to warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Supreme Court also held that certain claims sounding in breach of express warranty, fraud, misrepresentation and conspiracy were not preempted.

    CERTAIN CLASS ACTION SUITS. In May 1996, there was an important ruling in one of the purported class action cases, CASTANO V. THE AMERICAN TOBACCO COMPANY, originally filed in March 1994 in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT and RJRN. Plaintiffs sought to obtain certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleged that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions. The class has been decertified.

    Since the federal appeals court decision in CASTANO, class action suits based on similar claims have been brought in state courts in Alabama, Arkansas, the District of Columbia (D.C. court), Louisiana, Maryland, Minnesota, New Mexico, Ohio, Pennsylvania and New York. A similar suit had previously been filed in Indiana. Similar suits are also expected to be filed in additional jurisdictions. Each such suit asserts claims on behalf of residents of the particular state who allegedly are or claim to be addicted, or are the legal survivors of such persons. In addition, two earlier class action suits are still pending in Florida. In one case, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified, and a petition to review the certification has been denied. Notice to the class is in progress and the case is scheduled for trial in September 1997. In a second case, BROIN V. PHILIP MORRIS COMPANY, a class consisting of all non-smoking flight attendants who work or have worked for U.S. airlines has been certified, and a mandamus petition to reverse this certification was denied. Notice to the class is now in progress and the case is scheduled for trial in June 1997. Pre-Castano class action suits are also pending in Alabama and Louisiana. A class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States.

    THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. THE AMERICAN TOBACCO COMPANY, against various industry members including RJRT. The case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also seeks an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit
(jury) court were denied on February 21, 1995 and the case is scheduled for trial June 2, 1997. RJRN and other industry holding companies have been voluntarily dismissed from the case.

    Following the filing of the MOORE case referred to above, other states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. On February 28, 1997, there were 20 such cases pending in the following states: Arizona, Connecticut, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, Oklahoma, Texas, Utah, Washington, West Virginia and Wisconsin. The Mississippi case is the first such case currently scheduled for trial, with a trial date set for June 2, 1997. The Florida attorney general's case is scheduled for trial on August 4, 1997 and the Texas case is scheduled for September 22, 1997.

    The suit by the State of Florida raises special issues because it was brought under a July 1994 amendment to a Florida statute which allows the state to bring an action in its own name against the tobacco industry to recover the state's Medicaid payments for the treatment of illnesses statistically associated with cigarette smoking. The amendment did not require the state to identify the individuals who received medical care, permitted claims to be filed in the aggregate and eliminated the comparative negligence and assumption of risk defenses. The amendment was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida and others in June 1994. The case was appealed to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit have sought United States Supreme Court review of the Florida Supreme Court's decision, to determine whether the Florida statute, by which the State of Florida conferred on itself a unique cause of action and which directs courts to abrogate common law and equitable principles, including affirmative defenses, is unconstitutional under the Fourteenth Amendment to the United States Constitution.

    In an order, dated September 16, 1996, the Florida trial court hearing the attorney general's case applied the Florida Supreme Court decision to that case. The order dismissed fifteen of plaintiff's eighteen causes of action, but left standing the claims of negligence and/or products liability and one count of the complaint which seeks to enjoin certain acts including the sale of cigarettes to minors. It also required the attorney general to identify the individual Medicaid recipients for whom the state is seeking recovery within 30 days and precluded recovery by the state on payments made prior to July, 1994, except by subrogation and assignment. Following this ruling, the State of Florida filed an amended complaint that restated the counts of the prior complaint left standing by the September order and added five additional counts. One of these counts alleged various statutory and criminal violations arising under the Florida Drug and Cosmetic Act, based on alleged wrongful and illegal targeting of minors, fraudulent practices, public nuisance and deceptive and unfair trade practices. The other four new counts alleged violations of various sections of the Florida RICO Act. Defendants' motion to dismiss the RICO counts was denied.

    In addition to the 20 actions brought by the various state attorneys general, seven actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities.

    RJRT and most other cigarette manufacturers are defending these attorneys general and related cases vigorously (as is RJRN in the cases where it is a named defendant). In addition, these defendants have filed petitions for declaratory judgment in several of the states in which the attorneys general cases are pending or threatened, including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court), Alaska (federal court) and Hawaii (federal court). Motions to dismiss on behalf of the defendants in two of the declaratory judgment actions (Maryland and Connecticut) have been granted. RJRT and the other cigarette manufacturers involved in those two cases have noticed appeals seeking to overturn these rulings.

    RECENT AND SCHEDULED TRIALS. As of February 28, 1997, there were 17 cases scheduled for trial in 1997, against RJRT and/or RJRN alleging injuries relating to tobacco. Cases against other tobacco company defendants are also scheduled for trial in 1997 and thereafter. Among these are three class action suits and four attorneys general suits. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On March 12, 1996, defendants Brooke Group and Liggett Group, Inc. stated they had reached agreement with the Castano plaintiffs to settle that case. On April 4, 1996, Liggett Group, Liggett & Myers and Brooke Group filed settlement statements in the Massachusetts, West Virginia, Mississippi, Louisiana and Florida attorneys general cases. The settlements would be available to any other defendant whose share of the U.S. cigarette market is less than 30% if it acquires or is acquired by Liggett, and Liggett can terminate each settlement upon the occurrence of certain events including the decertification of the Castano case, an event that has now occurred. According to press reports, negotiations to extend these settlements to other attorneys general cases are ongoing. All other cigarette manufacturers, including RJRT, announced their intent to continue to defend the cases.

    Legislation similar to the Florida legislation described above (facilitating Medicaid recovery suits and stripping defendants of certain defenses) was introduced in the legislatures of 12 states in 1996. None was enacted. RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under such statutes, if enacted, or the outcome of any such lawsuits, if filed.

    In recent months the press has reported rumors regarding potential legislation to limit regulatory or litigation uncertainty associated with smoking and health issues. RJRT and RJRN believe that they have valid defenses in the smoking and health cases and continue their commitment to defend these cases vigorously. Nonetheless, Management or their representatives may hold discussions with various persons, including elected officials, government officials and private parties to learn their views about and to explore ideas on this subject. The enactment of legislation in this area by its nature is highly speculative and may well face insurmountable hurdles. Accordingly, there can be no assurance that any legislation will be enacted.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond to document subpoenas issued by this grand jury. On March 20, 1996, RJRT and RJRN each received a subpoena from a Federal grand jury sitting in the Southern District of New York. RJRT and RJRN understand that this investigation is no longer active in the Southern District of New York and has been transferred to the District of Columbia. In addition, subpoenas dated May 24, 1996, November 8, 1996 and December 5, 1996, were served on RJRT by a grand jury sitting in the District of Columbia. RJRT is in the process of responding to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

    RJRT has received civil investigative demands from the United States Department of Justice requiring RJRT to produce documents and respond to interrogatories relating to the possibility of joint activity to restrain competition in the manufacture and sale of cigarettes, including possible joint activity to restrict research and development or product innovations. RJRT was informed, by letter dated November 13, 1996, that the United States Department of Justice had closed its investigation.

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

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters (including litigation costs) should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

    For more detailed information about the class action and attorneys general suits pending against RJRT and its affiliates and indemnitees, see exhibit 99 to this Form 10-K, a copy of which will be provided free of charge to persons requesting it in writing and addressed to Worldwide Communications, RJR Nabisco Holdings Corp., 1301 Avenue of the Americas, New York, NY 10019 or by phone to 800-RJR-NAB3.

                            ------------------------

                                      FOOD

    The food line of business is conducted by operating subsidiaries of Nabisco Holdings. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Food Service and Nabisco Tablespreads companies (collectively, the "Domestic Food Group"). Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International (collectively, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1996.

DOMESTIC FOOD GROUP OPERATIONS

    NABISCO BISCUIT COMPANY. Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with nine of the ten top selling brands, each of which had annual net sales of over $100 million in 1996. Overall, in 1996, Nabisco Biscuit had a 41.0% share of the domestic cookie category and a 55.8% share of the domestic cracker category, in the aggregate more than two times the share of its closest competitor. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL's and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, TRISCUIT, WHEAT THINS and AIR CRISPS.

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

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. In recent years, the introduction of fat free and reduced calorie varieties of NEWTONS, as well as NEWTONS COBBLERS, have expanded the appeal of NEWTONS.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES, and REDUCED FAT RITZ successful product line extensions which, together with RITZ, accounted for 13.9% of cracker sales in the United States in 1996. In addition, PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, WHEAT THINS and TRISKET to comprise, along with RITZ, five of the six largest selling cracker brands in the United States. AIR CRISPS, a line of light, crispy baked snacks in Ritz, Cheese Nips, Wheat Thins and Pretzel varieties was launched nationally in 1996 and had sales in excess of $100 million.

    In 1992, Nabisco Biscuit became the leading manufacturer and marketer of no fat/reduced fat cookies and crackers with the introduction of the SNACKWELL'S line, which is now the third largest cookie brand in the U.S.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS and BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    In 1994, Nabisco entered the breakfast snack aisle with the launch of SNACKWELL'S cereal bars and granola bars and the repositioning of TOASTETTES toaster pastries. Nabisco introduced SNACKWELL'S fat free toaster pastries in 1996.

    Nabisco Biscuit's products are manufactured in 14 Nabisco owned bakeries and in 13 facilities with which Nabisco has production agreements. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 10 major distribution warehouses and 126 shipping branches where shipments are consolidated for delivery to approximately 119,000 separate delivery points. Nabisco believes this sophisticated distribution and delivery system provides it with a significant service advantage over its competitors.

    SPECIALTY PRODUCTS COMPANY. The Specialty Products Company manufactures and markets a broad range of food products, with sauces and condiments, pet snacks, hot cereals, healthy packaged egg products, dry mix desserts and non-fat chocolate yogurt representing the largest categories. Many of Specialty Products Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, EGGBEATERS healthy packaged egg products and ROYAL desserts.

    Specialty Products' primary entries in the sauce and condiment segments are
A.1. and A.1. BOLD steak sauces, the leading lines of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Specialty Products is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, DOG TREATS, BUTCHER'S CHOICE and DOGGIE BAG TREATS.

    The Specialty Products Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment and nine varieties of INSTANT CREAM OF WHEAT participate in the mix-in-bowl segment. Quaker Oats Company is the most significant participant in the hot cereal category.

    Specialty Products manufactures in five plants and sources products from a number of contract manufacturers. Specialty Products utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to retail grocery chains, drug stores, mass merchandisers and other major retail outlets through a direct sales force. Independent brokers are used to sell its refrigerated and frozen products.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFESAVERS candy, BREATH SAVERS sugar free mints, BUBBLE YUM bubble gum, FRUIT STRIPE gum, CARE*FREE sugarless gum, NOW & LATER fruit chewy taffy, ICE BREAKERS gum and GUMMI SAVERS fruit chewy candy. LIFESAVERS is the largest selling non-chocolate candy brand in the United States, with a 1996 share of 5.4% of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling chunk bubble gum in the United States. LifeSavers' products are seasonally strongest in the fourth quarter.

    LifeSavers manufactures its products in four plants and utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to grocery stores, drug stores, mass merchandisers, convenience stores and membership club stores.

    PLANTERS COMPANY. The Planters Company produces and markets nuts and snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only packaged nut brand sold nationally, is the clear leader in the category. Planters' products are seasonally strongest in the fourth quarter.

    Planters manufactures its products in two plants and utilizes Nabisco's Sales & Integrated Logistics Group to manage the sales and distribution of its products. Its products are primarily sold to grocery stores, drug stores, mass merchandisers, convenience stores and membership club stores.

    FOOD SERVICE COMPANY. The Food Service Company sells through non-grocery channels, a variety of specially packaged food products of the Domestic Food Group including cookies, crackers, confections, hot cereals, sauces and condiments for the food service and vending machine industry. Food Service also sells pies through its Plush Pippin business. Food Service Company's products are distributed by Nabisco's Sales & Integrated Logistics Group.

    NABISCO TABLESPREADS COMPANY. The Nabisco Tablespreads Company manufactures and markets various margarines and spreads and is the second largest margarine producer in the United States. Nabisco Tablespreads participates in all segments of the margarine category, with the FLEISCHMANN'S, BLUE BONNET and MOVE OVER BUTTER brands. Nabisco Tablespreads strengthened its position in the margarine category in 1995, with the purchase of the Kraft Foods, Inc. margarine business which includes the PARKAY, TOUCH OF BUTTER and CHIFFON brands. Nabisco Tablespreads currently manufactures in two facilities and sources products from two contract manufacturers. Nabisco Tablespreads utilizes Nabisco's Sales and Integrated Logistics Group to manage the sales and distribution of its products which are sold primarily to grocery stores.

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the Specialty Products, LifeSavers, Planters and Nabisco Tablespreads Companies and distribution for the Food Service Company. It sells to retail grocery chains through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other major retail outlets through its direct sales force. The products are distributed from twenty distribution centers located throughout the United States.

INTERNATIONAL FOOD GROUP OPERATIONS

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Biscuit Division, Grocery Division and Food Service Division. Excluding private label brands, the Biscuit Division produced nine of the top ten cookies and nine of the top ten crackers in Canada in 1996. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 11 sales offices and distribution centers and a combination of public and private carriers. Nabisco Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks and pet snacks. The Grocery Division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits, vegetables, soups and fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1996, of which five were devoted to canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through five regional warehouses. In 1995, Nabisco Ltd acquired the PRIMO brand of dry pasta, canned tomatoes and other Italian food products which are manufactured in two facilities and distributed in certain geographic areas by a direct store delivery system.

    In 1995, Nabisco Ltd re-entered the margarine and tablespread business with its acquisition of the PARKAY, TOUCH OF BUTTER and CHIFFON brands from Kraft Canada Inc. These products are currently manufactured and distributed under agreements with Ault Foods, Ltd., to which Nabisco Ltd licensed the Parkay brand in November 1996.

    Nabisco Ltd's Food Service Division sells a variety of specially packaged food products including cookies, crackers, canned fruits, vegetables and condiments to non-grocery outlets. The Food Service Division has its own sales and marketing organization and sources product from Nabisco Ltd's other divisions.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items as well as industrial yeast and bakery ingredients. Nabisco International also exports a variety of Domestic Food Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. It is one of the largest multinational packaged food businesses in Latin America, with operations in 17 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO brand, yeast, baking powder and bakery ingredients under the FLEISCHMANN'S and ROYAL brands, desserts and drink mixes under the ROYAL brand, processed milk products under the GLORIA, AVARE, and GUMZ brands, juice under the MAGUARY brand and canned fruits and vegetables under the DEL MONTE brand, pursuant to a license from the Del Monte Corporation.

    Nabisco International's largest market is Brazil, where it operates 15 plants. In biscuits, Nabisco International is the market leader in Spain, Venezuela, Puerto Rico, Nicaragua, Uruguay and Taiwan, and holds strong number two positions in Argentina, Peru, Ecuador and other Central American markets. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries, in baking powder throughout South America, and in canned vegetables in Venezuela.

    Nabisco International also maintains a strong position in the processed milk category in Brazil and expanded its market share through the 1995 acquisitions of Avare (I.C.P.A. Cerqueirense Ltda.) and Gumz Alimentos S.A. Industria e Comercio.

    In Argentina, Nabisco International acquired 71% of Establecimiento Modelo Terrabusi S.A.I.C. in April 1994, and increased its interest in the Argentine biscuit and pasta company to approximately 99% in October and November 1994.

    Nabisco further strengthened its Latin American biscuit operations through the acquisitions during 1996 of Companhia Produtos Pilar in Brazil, Productos Mayco S.A.I.C.I.F. and Productos Capri S.A.C.I.I. in Argentina, and during 1995, Galletera Tejerias, S.A. in Venezuela. Its pasta business was strengthened in Argentina via the acquisitions of Luis Vizzolini e Hijos, S.A.I.C., and initiated in Brazil with the Pilar acquisition.

    Nabisco International significantly increased its presence in Europe through its 1993 and 1994 100% acquisition of Royal Brands S.A. in Spain and Royal Brands Portugal. Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark, and various other foods, including canned meats and juices. In 1996, it consolidated its market leadership position in biscuits with the acquisition of Galletas Fontaneda, S.A.

    In 1995, Nabisco International re-entered the South African market through the acquisition of 50% of Royal Beech-Nut (Pty) Ltd., which it previously owned. Royal Beech-Nut markets baking powder and powdered dessert mixes under the ROYAL brand, chewing gum under the BEECHIES and CARE*FREE brands and candy under the LIFESAVERS and BEECH-NUT brands.

    In Asia, Nabisco International expanded its Chinese biscuit business through a joint venture in Beijing and a wholly-owned subsidiary in Shanghai. The bakery was trebled in size and a greenfield plant outside Shanghai started up in 1996. In addition, a greenfield plant, 70% owned by Nabisco and 30% by its partner and distributor, P.T. Rodamas-Indonesia, started up in 1996. Biscuit leadership in Taiwan was achieved in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales force and independent distributors.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. Certain subsidiaries of the Registrants have also been named as PRPs with third parties or may have indemnification obligations with respect to a number of additional sites. Liability under CERCLA is joint and several.

    RJRN Holdings' subsidiaries have been engaged in a continuing program to assure compliance with U.S., state and local laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, RJRN Holdings and RJRN do not expect such expenditures or other costs to have a material adverse effect on the business or financial condition of the Registrants and their subsidiaries taken as a whole.

EMPLOYEES

    At December 31, 1996, RJRN Holdings together with its subsidiaries had approximately 79,700 full time employees. None of RJRT's operations are unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees of a number of Nabisco's operations and several of Reynolds International's operations are unionized. RJRN believes that its subsidiaries' relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    For information about foreign and domestic operations and export sales for the years 1994 through 1996, see "Geographic Data" in Note 14 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information pertaining to the RJRN Holdings' and RJRN's assets by lines of business and geographic areas as of December 31, 1996 and 1995, see Note 14 to the Consolidated Financial Statements.

    For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings stockholders for themselves and derivatively for RJRN Holdings and Nabisco Holdings filed three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of RJRN Holdings Board of Directors. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking an exchange offer and related consent solicitations completed by RJRN and Nabisco in

June 1995 and by amending, in August 1995, RJRN Holdings By-Law provisions concerning the calling of shareholder meetings and procedures for shareholder action by written consent. The plaintiffs allege that management took these and other actions to wrongfully obstruct a spin-off of Nabisco, to enrich the defendants at the expense of RJRN Holdings, its shareholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. By agreement of the parties, the defendants' time to respond to the complaint in these consolidated actions has been extended, most recently, to May 9, 1997. RJRN Holdings believes that these allegations are without merit and, if necessary, will defend these actions vigorously.

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

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters (including litigation costs) should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE OFFICERS OF RJRN HOLDINGS

    The executive officers of RJRN Holdings are Steven F. Goldstone (Chairman of the Board, Chief Executive Officer and President), Gerald I. Angowitz (Senior Vice President, Human Resources and Administration), John J. Delucca (Senior Vice President and Treasurer), Robert S. Roath (Senior Vice President and Chief Financial Officer), Richard G. Russell (Senior Vice President and Controller), Robert F. Sharpe, Jr. (Senior Vice President and General Counsel), and H. Colin McBride (Vice President, Assistant General Counsel and Secretary). Commencing in mid-March 1997, David B. Rickard will become Senior Vice President and Chief Financial Officer, replacing Robert S. Roath who is retiring. The following table sets forth certain information regarding such officers.

                                                               BUSINESS EXPERIENCE DURING THE PAST
           NAME                  AGE                            FIVE YEARS AND OTHER INFORMATION
---------------------------      ---      -----------------------------------------------------------------------------
Steven F. Goldstone                  51   Chairman since May 1996; Chief Executive Officer since December 1995;
                                            President since October 1995; prior thereto General Counsel, March 1995 to
                                            December 1995; previously Senior Partner with law firm of Davis, Polk &
                                            Wardwell until October 1995 and for more than five years prior thereto.
Gerald I. Angowitz                   47   Senior Vice President of Human Resources and Administration since March 1995;
                                            prior thereto, Vice President of Human Resources, January 1994 to March
                                            1995; Vice President of Employee Benefits, January 1992 to December 1993;
                                            Senior Director of Benefits Planning and Analysis, June 1991 to December
                                            1991; previously Principal of the consulting firm of Kwasha Lipton, 1989 to
                                            1991.
John J. Delucca                      53   Senior Vice President and Treasurer since September 1993; Treasurer of
                                            Nabisco Holdings, October 1994 to February 1995; previously, Managing
                                            Director and Chief Financial Officer, Hascoe Associates, 1991 to 1993;
                                            President and Chief Financial Officer, Lexington Group, 1990 to 1991.
David B. Rickard                     50   Senior Vice President and Chief Financial Officer beginning mid-March 1997;
                                            previously, Executive Vice President and Chief Administrative Officer,
                                            International Distillers and Vintners, 1996 to 1997; Finance Director,
                                            International Distillers and Vintners, 1995 to 1996; Group Controller,
                                            Grand Metropolitan PLC, 1994 to 1995; Senior Vice President and Chief
                                            Financial Officer, The Pillsbury Company, 1991 to 1994.
Robert S. Roath                      54   Senior Vice President and Chief Financial Officer since May 1995; prior thereto, Senior Vice President and Controller, 1991 to May 1995; Vice
                                            President and Controller, 1990 to 1991.
Richard G. Russell                   51   Senior Vice President and Controller since May 1995; previously Partner at the accounting firm of Deloitte & Touche LLP for more than five years.
Robert F. Sharpe Jr.                 44   Senior Vice President and General Counsel since January 1996; previously Vice
                                            President, Tyco International Ltd., July 1994 to January 1996; Vice
                                            President, Assistant General Counsel and Secretary, RJRN Holdings and RJRN,
                                            1989 to July 1994.
H. Colin McBride                     51   Vice President, Assistant General Counsel and Secretary since December 1995;
                                            prior thereto, Vice President and Assistant General Counsel for more than five years.

EXECUTIVE OFFICERS OF RJRN HOLDINGS OR ITS SUBSIDIARIES NOT LISTED ABOVE

    Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of certain executive officers of RJRN Holdings or its subsidiaries, other than those listed above.

                                                               BUSINESS EXPERIENCE DURING THE PAST
           NAME                  AGE                            FIVE YEARS AND OTHER INFORMATION
---------------------------      ---      -----------------------------------------------------------------------------
H. John Greeniaus                    52   Vice Chairman and Director, June 1995 to May 1996; President and Chief
                                            Executive Officer of Nabisco Holdings and of Nabisco since October 1994;
                                            prior thereto, Chairman and Chief Executive Officer of Nabisco, 1993 to
                                            1994; President and Chief Executive Officer of Nabisco, 1987 to 1993.
                                            Member of the Board of Directors of Nabisco Holdings and Nabisco.
Pierre de Labouchere                 42   Chief Executive Officer and President of Reynolds International since
                                            December 1995; prior thereto, President of Eastern Europe, Middle East and
                                            Africa Region, Reynolds International, 1994 to December 1995; Regional Vice
                                            President--European and Special Markets, Reynolds International, 1991 to
                                            1994; Vice President-- Scandinavia and Tax-Free Europe, Reynolds
                                            International, 1987 to 1991.
Andrew J. Schindler                  52   President and Chief Executive Officer of RJRT since July 1995; prior thereto,
                                            President and Chief Operating Officer--U.S.A. of RJRT, May 1994 to June
                                            1995; Executive Vice President--Operations, RJRT, 1991 to 1994; Senior Vice
                                            President--Operations, RJRT, 1989 to 1991.
J. Thomas Pearson                    55   Senior Vice President, Taxation since 1988.
Huntley R. Whitacre                  54   Senior Vice President of Investor Relations since August 1995; prior thereto,
                                            Vice President of Investor Relations for more than five years.
Jason H. Wright                      36   Senior Vice President of Worldwide Communications since February 1994; prior thereto, Vice President of Worldwide Communications, 1993 to 1994; Vice
                                            President of Financial Communications, 1990 to 1993.
Jeffrey A. Kuchar                    42   Vice President and General Auditor since 1993; prior thereto, Director of
                                            Finance and Business Development, Specialty Products Company, Nabisco,
                                            1993; Director of Financial Planning, Specialty Products Company, Nabisco,
                                            1992 to 1993; Assistant Corporate Controller, 1987 to 1991.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of RJRN Holdings, par value $.01 per share (the "Common Stock"), is listed and traded on the New York Stock Exchange (the "NYSE"). Since completion of the Acquisition there has been no public trading market for the common stock of RJRN.

    As of January 31, 1997, there were approximately 59,000 record holders of the Common Stock. All of the common stock of RJRN is owned by RJRN Holdings. The Common Stock closing price on the NYSE for February 25, 1997 was $38 3/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal:

                                                                     HIGH        LOW
                                                                   ---------  ---------
1996:
  First Quarter..................................................  $  35 1/4  $      29
  Second Quarter.................................................     34 1/2         29
  Third Quarter..................................................     32 3/8         25  1/8
  Fourth Quarter.................................................     34 5/8         25  3/4


                                                                     HIGH             LOW
                                                                   ---------  --------------------
1995:
  First Quarter*.................................................  $  32 1/2  $      25
  Second Quarter*................................................     31 1/4         25  1/4
  Third Quarter..................................................     33 1/4         26  3/8
  Fourth Quarter.................................................     33 3/8         27  7/8

*   Adjusted to reflect a one-for-five reverse stock split

------------------------

    The Board of Directors of RJRN Holdings declared an initial quarterly cash dividend of $.375 per share payable on April 1, 1995. During 1995, RJRN Holdings continued to pay such a quarterly cash dividend on the Common Stock, adjusted to take into account a one-for-five reverse split of the Common Stock. Cash dividends paid by RJRN to RJRN Holdings are set forth in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

    On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings repurchased approximately $100 million of Common Stock in 1996. On February 28, 1997, the Board of Directors authorized an 11% increase in the annual common dividend to $2.05 per share and authorized the repurchase of up to $200 million of Common Stock in 1997.

    On June 5, 1996, Nabisco Holdings announced a 13% increase in its annual common stock dividend from $.55 to $.62 per share. As a result, the Nabisco Holdings dividends payable to RJRN increased from approximately $117 million to approximately $132 million annually.

    The operations of RJRN Holdings and RJRN are conducted through RJRN's subsidiaries and, therefore, RJRN Holdings and RJRN are dependent on the earnings and cash flow of RJRN's subsidiaries to satisfy their respective obligations and other cash needs. Certain Nabisco credit facilities limit the amount of dividends, distributions and advances by Nabisco Holdings and its subsidiaries to RJRN Holdings and its non-Nabisco subsidiaries. Moreover, RJRN's credit agreements and certain policies adopted by the Board of Directors of RJRN Holdings limit the payment by RJRN Holdings of dividends on the Common Stock in excess of certain specific amounts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition" and Note 8 to the Consolidated Financial Statements. RJRN Holdings does not believe that the provisions of its credit agreements or its adopted policies concerning distributions to stockholders will limit its ability to pay its anticipated quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31                                        1996       1995       1994       1993       1992
-----------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS
  Net sales................................................  $  17,063  $  16,008  $  15,366  $  15,104  $  15,734
                                                             ---------  ---------  ---------  ---------  ---------
  Cost of products sold....................................      7,973      7,468      6,977      6,640      6,326
  Selling, advertising, administrative and
    general expenses.......................................      5,774      5,412      5,210      5,731      5,788
  Amortization of trademarks and goodwill..................        636        636        629        625        616
  Restructuring expense....................................        428        154         --        730        106
                                                             ---------  ---------  ---------  ---------  ---------
    Operating income.......................................      2,252      2,338      2,550      1,378      2,898
  Interest and debt expense................................       (927)      (899)    (1,065)    (1,209)    (1,449)
  Other income (expense), net..............................       (126)      (173)      (110)       (58)         7
                                                             ---------  ---------  ---------  ---------  ---------
    Income before income taxes.............................      1,199      1,266      1,375        111      1,456
  Provision for income taxes...............................        585        580        611        114        680
                                                             ---------  ---------  ---------  ---------  ---------
    Income (loss) before minority interest in income of
      Nabisco Holdings.....................................        614        686        764         (3)       776
  Less minority interest in income of Nabisco Holdings.....          3         59         --         --         --
                                                             ---------  ---------  ---------  ---------  ---------
    Income (loss) before extraordinary item................        611        627        764         (3)       776
  Extraordinary item--loss on early extinguishments of
    debt, net of income taxes and minority interest........         --        (16)      (245)      (142)      (477)
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................  $     611  $     611  $     519  $    (145) $     299
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
PER SHARE DATA
Net income (loss) per common and common equivalent share:
  Income before extraordinary item.........................  $    1.74  $    1.58  $    2.06  $   (0.26) $    2.73
  Extraordinary item.......................................         --      (0.05)     (0.79)     (0.53)     (1.75)
                                                             ---------  ---------  ---------  ---------  ---------
    Net income (loss)......................................  $    1.74  $    1.53  $    1.27  $   (0.79) $    0.98
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Dividends per share of common stock......................  $    1.85  $    1.50         --         --         --
  Dividends per share of Series A convertible preferred
    stock..................................................         --         --  $    2.92  $    3.34  $    3.34
  Dividends per share of Series C convertible preferred
    stock..................................................  $    6.01  $    6.01  $    3.94         --         --
BALANCE SHEET DATA
  (AT END OF PERIODS)
  Working capital..........................................  $     445  $     436  $  (1,231) $     202  $     730
  Total assets.............................................     31,289     31,518     31,408     31,295     32,041
  Total debt...............................................      9,928      9,847     11,149     12,448     14,218
  Mandatorily redeemable preferred securities..............        954        954         --         --         --
  Stockholders' equity.....................................     10,148     10,329     10,908      9,070      8,376

------------------------

(1) See the consolidated financial statements regarding (i) the restructuring of the food operations during 1996; (ii) the restructuring of the worldwide tobacco operations, the exchange of preferred securities by RJRN Holdings and a subsidiary, and certain debt exchanges and refinancings by RJRN and Nabisco during 1995; (iii) the realignment of corporate headquarters and the issuance of depositary shares during 1994; and (iv) the conversion during 1994 of depositary shares issued during 1991.

(2) The deficit in working capital at December 31, 1994 included $1.35 billion of borrowings by Nabisco under its 364-day credit facility, a substantial portion of which was used in connection with the refinancing of certain long-term debt. During January 1995, such borrowings were substantially reduced through the application of approximately $1.2 billion of net proceeds received from the initial public offering of 51,750,000 shares of Nabisco Holdings' Class A common stock.

(3) During 1993, a pre-tax restructuring charge of $730 million ($467 million after-tax) was recorded in connection with a program to streamline both the tobacco and food operations and to improve profitability.

(4) The 1993 per share loss before extraordinary item would have amounted to $1.08 per share if the weighted average number of shares of RJRN Holdings' Series A depositary shares outstanding during the period had been excluded from the earnings per share calculation.

(5) Net sales and costs of products sold exclude excise taxes of $3.852 billion, $3.832 billion, $3.578 billion, $3.757 billion and $3.560 billion for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. The discussion and analysis should be read in connection with the consolidated financial statements and the related notes thereto of RJRN Holdings as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996.

                             RESULTS OF OPERATIONS

                                                                                                      % CHANGE FROM
                                                                                                        PRIOR YEAR
                                                                                                 ------------------------
YEARS ENDED DECEMBER 31                                           1996       1995       1994        1996         1995
--------------------------------------------------------------  ---------  ---------  ---------     -----        -----
                                                                     (DOLLARS IN MILLIONS)
Net sales:
  R.J. Reynolds Tobacco.......................................  $   4,551  $   4,480  $   4,570           2%          (2)%
  Reynolds International......................................      3,623      3,234      3,097          12%           4%
                                                                ---------  ---------  ---------
  Total Tobacco...............................................      8,174      7,714      7,667           6%           1%
                                                                ---------  ---------  ---------
  Domestic Food Group.........................................      6,315      6,020      5,729           5%           5%
  International Food Group....................................      2,574      2,274      1,970          13%          15%
                                                                ---------  ---------  ---------
  Total Nabisco...............................................      8,889      8,294      7,699           7%           8%
                                                                ---------  ---------  ---------
                                                                $  17,063  $  16,008  $  15,366           7%           4%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Operating company contribution(1):
  R.J. Reynolds Tobacco.......................................  $   1,450  $   1,420  $   1,450           2%          (2)%
  Reynolds International......................................        803        643        755          25%         (15)%
                                                                ---------  ---------  ---------
  Total Tobacco...............................................      2,253      2,063      2,205           9%          (6)%
                                                                ---------  ---------  ---------
  Domestic Food Group.........................................        888        890        935      --               (5)%
  International Food Group....................................        242        239        177           1%          35%
                                                                ---------  ---------  ---------
  Total Nabisco...............................................      1,130      1,129      1,112      --                2%
                                                                ---------  ---------  ---------
  Headquarters................................................        (67)       (64)      (138)         (5)%         54%
                                                                ---------  ---------  ---------
                                                                $   3,316  $   3,128  $   3,179           6%          (2)%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------
Operating income:
  R.J. Reynolds Tobacco.......................................  $   1,084  $     954  $   1,085          14%         (12)%
  Reynolds International......................................        761        546        716          39%         (24)%
                                                                ---------  ---------  ---------
  Total Tobacco...............................................      1,845      1,500      1,801          23%         (17)%
                                                                ---------  ---------  ---------
  Domestic Food Group.........................................        333        687        730         (52)%         (6)%
  International Food Group....................................        141        215        157         (34)%         37%
                                                                ---------  ---------  ---------
  Total Nabisco...............................................        474        902        887         (47)%          2%
                                                                ---------  ---------  ---------
  Headquarters................................................        (67)       (64)      (138)         (5)%         54%
                                                                ---------  ---------  ---------
                                                                $   2,252  $   2,338  $   2,550          (4)%         (8)%
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

INDUSTRY SEGMENTS

    The percentage contributions of each industry segment to net sales and operating company contribution during the last five years were as follows:

                                                               1996         1995         1994         1993         1992
                                                               -----        -----        -----        -----        -----
Net sales:
  Total Tobacco...........................................          48%          48%          50%          53%          57%
  Total Food..............................................          52           52           50           47           43
                                                                   ---          ---          ---          ---          ---
                                                                   100%         100%         100%         100%         100%
                                                                   ---          ---          ---          ---          ---
                                                                   ---          ---          ---          ---          ---
Operating company contribution(1)(2):
  Total Tobacco...........................................          67%          65%          66%          66%          74%
  Total Food..............................................          33           35           34           34           26
                                                                   ---          ---          ---          ---          ---
                                                                   100%         100%         100%         100%         100%
                                                                   ---          ---          ---          ---          ---
                                                                   ---          ---          ---          ---          ---

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring expenses. Restructuring expenses amounted to $428 million for 1996 (Domestic Food Group-$353 million, International Food Group-$75 million), $154 million for 1995 (RJRT-$100 million, Reynolds International-$54 million) and $730 million for 1993 (RJRT-$355 million, Reynolds International-$189 million, Domestic Food Group-$132 million, International Food Group-$21 million and Headquarters-$33 million).

(2) Contributions by industry segments were computed without effects of Headquarters' expenses.

TOBACCO

    The tobacco business is conducted by R.J. Reynolds Tobacco and Reynolds International.

    1996 VS. 1995. RJRT's net sales in 1996 increased 2% over 1995 to $4.6 billion primarily due to pricing ($164 million), partially offset by an overall volume decline of 4% ($127 million). RJRT's full-price volume decreased 3% for the full year. Given extra business days in 1996 versus 1995, total industry shipments were up slightly versus 1995 while consumption was essentially flat. The dynamics of the market continued to shift toward full-price brands in 1996 which comprised 72% of the total industry volume in 1996 versus 28% for savings brands. This compares to a 70% to 30% split in 1995 and a 67% to 33% split in 1994. RJRT's full-price volume as a percentage of total volume was 63% in 1996 and 1995, and 60% in 1994.

    RJRT's full-price share of market decreased 0.4 share points to 17.0% with 1996 shipments of 75 billion units. Camel performed exceedingly well, generating a 5% growth in shipments and a 0.3 share point gain for the full year versus 1995. However, Winston and Salem volume declined 8% and 3%, respectively. The Winston family declined 8% primarily due to the decision to reduce support of Winston Select.

    RJRT's savings brands shipments declined 4% to 44.1 billion units in 1996 due to planned sales reductions of lower priority brands. Offsetting the decline on these brands was continued growth of the industry's largest savings brand, Doral. Doral experienced a 4% volume increase over 1995, and a 2.3 share of segment gain despite an industry savings category decline of two percentage points from 30% to 28%. RJRT's overall volume performance reflects the decision to focus on growth among its key full-price and savings brands.

    To stabilize full-price market share, RJRT has several initiatives in test. Building on the Camel momentum, RJRT introduced Camel Menthol during the third quarter of 1996 and began a national launch in the first quarter of 1997. Red Kamel and Kamel Menthe are also being test marketed in several cities. RJRT is conducting a Florida test market of Winston that emphasizes the "No Bull" positioning of Winston and a no-additives blend. Another initiative being tested is Eclipse, a cigarette featuring 90% reduced second-hand smoke that leaves no ashes, stain or lingering smoke. RJRT is also continuing to test

Moonlight Tobacco Company brands that feature innovative packaging and product concepts. Test markets are New York City, Seattle/Portland, Chicago, Cleveland and North Carolina.

    RJRT's operating company contribution was $1.45 billion, $30 million higher than 1995 primarily due to favorable pricing and lower manufacturing costs, partially offset by lower volume and higher marketing and merchandising spending. RJRT's operating income increased $130 million to $1.1 billion primarily due to the higher operating company contribution and the absence in 1996 of a $100 million restructuring charge reported in 1995.

    On March 6, 1997, RJRT announced a 4% average price increase across most of its brands, which may have an impact on volume in future periods.

    Reynolds International delivered 10% volume growth in 1996. The growth is essentially across all regions and can be attributed to Reynolds International's overall focus on the right brands in the right markets. Revenues increased 12% over 1995 to $3.6 billion, primarily due to the 10% volume increase ($255 million), pricing ($200 million) and acquisitions ($58 million), partially offset by the impact of unfavorable foreign currency translation ($150 million).

    The 10% volume gain was driven by Reynolds International's three flagship brands: Camel, Winston and Salem. The three combined to account for 8% of the 10% increase. Individually, Camel, fueled by the introduction of new Camel Lights, grew 2%. Winston, Reynolds International's largest brand, grew 12% and Salem, aided by the introduction of Salem Pianissimo, grew 10%. Regionally, the major contributions to volume growth were in the former Soviet Union, Central Europe, Africa, Japan, and to a lesser extent, Western Europe.

    In Western Europe, volume was up 2% over 1995 driven by the rollout of Camel Lights, which helped abate the decline in the full-flavor segment. Camel Lights is now available throughout Western Europe. In the former Soviet Union, core brands--Camel, Winston, Salem, Magna, North Star and Peter I--grew volume by more than 60%, with each brand recording double-digit volume growth. Total market share grew two share points to almost 15%.

    In Central Europe, volume grew 55%, mainly in Turkey and Romania. Reynolds International is now the number one international cigarette company in Romania, having almost doubled its market share to 15%. In Turkey, market share also almost doubled. In Asia, fueled by the successful introduction of Salem Pianissimo and Premier Pianissimo, Reynolds International is now the fastest-growing cigarette company in Japan. Salem Pianissimo is a menthol brand featuring less smoke and less smell and Premier is the non-menthol version. In Africa, volume almost doubled, driven by the successful integration of the Tanzanian business acquired in 1995.

    Reynolds International's operating company contribution increased 25% or $160 million to $803 million reflecting the volume growth, pricing and the absence in 1996 of $49 million of costs reported in 1995 related to the consolidation and relocation of its headquarters operations and sales offices, partially offset by higher marketing spending, product costs and unfavorable foreign currency translation. The higher operating income is attributable to the higher operating company contribution and the absence in 1996 of a $54 million restructuring charge reported in 1995.

    1995 VS. 1994. Net sales for RJRT amounted to $4.5 billion in 1995, a decline of 2% from the 1994 level of $4.6 billion. The decline in net sales in 1995 resulted primarily from an overall volume loss of 5% (approximately $320 million), partially offset by a higher proportion of full-price sales (approximately $140 million) and higher selling prices in both the full-price and savings segments (approximately $67 million). RJRT's volume declined slightly in the full-price segment during 1995 despite an industry average increase of approximately 2% due to the pattern of wholesale purchases and the erosion of market share of certain brands during the first six months of 1995. However, RJRT's share of full-price segment stabilized during the third and fourth quarters of 1995. RJRT's volume in the savings segment declined by 13% during 1995 which exceeded the industry average, reflecting an erosion of market share of certain brands in the segment due to RJRT's decision to be more selective in its participation in that segment.

RJRT's full-price volume as a percentage of total volume in 1995 and 1994 amounted to 63% and 60%, respectively. Comparable figures for the domestic cigarette market in 1995 and 1994 amounted to 70% and 67%, respectively.

    RJRT's operating company contribution was $1.42 billion in 1995, a 2% decline from the 1994 level of $1.5 billion, as lower manufacturing costs (approximately $67 million), the higher proportion of full-price sales (approximately $118 million), reduced merchandising costs (approximately $13 million), lower administrative expenses (approximately $14 million) and higher selling prices (approximately $67 million) were more than offset by the decline in overall volume (approximately $196 million) and an increase in marketing expenses (approximately $97 million). RJRT's operating income was $954 million in 1995, a decline of 12% from the 1994 level of $1.1 billion. The decline in operating income for 1995 reflected the lower operating company contribution and a restructuring expense in 1995 of $100 million.

    Reynolds International recorded net sales of $3.2 billion in 1995, an increase of 4% from the 1994 level of $3.1 billion. The increase in net sales for 1995 primarily resulted from favorable foreign currency developments (approximately $113 million) and higher pricing (approximately $42 million), offset in part by unfavorable mix (approximately $17 million). Overall volume increased by 1%. Reynolds International's operating company contribution of $643 million in 1995 decreased 15% from the 1994 level of $755 million primarily due to costs and expenses incurred in connection with the consolidation and relocation of its headquarters' operations and certain sales facilities (approximately $49 million), trade stock realignment (approximately $22 million), write-off of certain export receivables (approximately $16 million), higher administrative costs (approximately $19 million), higher promotional and selling expenses (approximately $25 million), higher manufacturing costs (approximately $13 million) and unfavorable mix (approximately $10 million), which were partially offset by higher pricing (approximately $42 million). The decline in operating income for 1995 reflected the lower operating company contribution and a restructuring expense in 1995 of $54 million.

GOVERNMENTAL ACTIVITY

    The advertising, sale and use of cigarettes has been under attack by government and health officials in the United States and in other countries for many years, principally due to claims that cigarette smoking is harmful to health. This attack has resulted in: a number of substantial restrictions on the marketing, advertising and use of cigarettes; diminishing social acceptability of smoking; and activities by anti-smoking groups designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes was last increased in January 1993 to its current rate of 24 cents per pack. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents to a high of 82.5 cents per pack of cigarettes. Increases in these state excise taxes could also have an adverse effect on cigarette sales. In 1995, the cigarette excise tax in four states was increased by amounts which ranged from 5 cents to 24 cents per pack. In one state, a temporary 10 cent tax, scheduled to expire in 1995, was extended through 1997. In 1996, the cigarette excise tax was increased in two states by amounts of 25 cents and 30 cents per pack.

    In August 1995, the Commissioner of the FDA, with the support of the Clinton administration, announced that he was asserting jurisdiction over cigarettes and certain other tobacco products and issued a notice and request for comments on proposed regulations. In August 1996, the Commissioner announced the adoption of these rules with certain modifications, and with a phased in schedule of effectiveness over a two year period. The first phase began February 28, 1997, when regulations relating to the sale of cigarettes to minors became effective. Among other things, the regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's rules also limit advertising in print and on billboards to black and white text and impose new labeling language.

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes, however, that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to ADULT smokers. RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the Commissioner's 1995 announcement in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION). On the day of the announced regulations, the plaintiffs filed an amended complaint challenging the final regulations. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. RJRT is unable to predict the outcome of the litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

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

    In July 1994, an amendment to a Florida statute became effective which allows the State of Florida to bring an action in its own name against the tobacco industry to recover amounts paid by the state under its Medicaid program to treat illnesses statistically associated with cigarette smoking. The amended statute does not require the state to identify the individuals who received medical care, permits a lawsuit to be filed as a class action and eliminates the comparative negligence and assumption of risk defenses. The Florida statute was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida, Publix Supermarkets, and National Association of Convenience Stores in June 1994. On June 26, 1995, the trial court judge granted in part the plaintiffs' motion for summary judgment finding portions of the statute unconstitutional. Both plaintiffs and defendants appealed this decision to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit have sought United States Supreme Court review of the Florida Supreme Court's decision, to determine whether the Florida statute, by which the State of Florida conferred on itself a unique cause of action and which directs courts to abrogate common law and equitable principles, including affirmative defenses, is unconstitutional under the Fourteenth Amendment to the Unites States Constitution.

    The following year, the Florida legislature passed a bill that would repeal the Florida statute retroactively, which was subsequently vetoed by the Governor. Efforts made in 1996 to override the Governor's veto were unsuccessful. Another attempt to repeal the 1994 statute is expected during the 1997 legislative session, but RJRT cannot predict whether the effort will succeed. Similar legislation, without Florida's elimination of defenses, was introduced in twelve states during 1996. None of these proposals was enacted. RJRT is unable to predict whether other states will enact similar legislation and whether lawsuits will be filed under these statutes, or their outcome, if filed. A suit against the tobacco industry was filed under the Florida statute on February 21, 1995.

    Legislation imposing various restrictions on public smoking has also been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. Seventeen states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. Federal law prohibits smoking on all domestic airline flights of six hours duration or less and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

    In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly, beginning in 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute requires the reporting of nicotine yield ratings in accordance with procedures to be established. Together with other cigarette manufacturers, RJRT has filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit has been filed by manufacturers of smokeless tobacco products. RJRT is unable to predict the outcome of this litigation.

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

    In 1990, RJRT and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke and to limit voluntarily certain cigarette advertising and promotional practices. In 1995, wholesalers, retailers and the tobacco industry including RJRT formed the Coalition for Responsible Tobacco Retailing and launched a new program ("We Card") focused on stopping underage access to cigarettes. In 1992, the Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.

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

    During the past three decades, various laws affecting the cigarette industry have been enacted. In 1984, Congress enacted the Comprehensive Smoking Education Act (the "Smoking Education Act"). Among other things, the Smoking Education
Act: (i) establishes an interagency committee on smoking and health that is charged with carrying out a program to inform the public of any dangers to human health presented by cigarette smoking; (ii) requires a series of four health warnings to be printed on cigarette packages and advertising on a rotating basis; (iii) increases type size and area of the warning required in cigarette advertisements; and (iv) requires that cigarette manufacturers provide annually, on a confidential basis, a list of ingredients used in the manufacture of cigarettes to the Secretary of Health and Human Services. The warnings currently required on cigarette packages and advertisements (other than billboards) are as follows:
(i) "Surgeon General's Warning: Smoking Causes Lung Cancer, Heart Disease, Emphysema, And May Complicate Pregnancy"; (ii) "Surgeon General's Warning:
Quitting Smoking Now Greatly Reduces Serious Risks To Your Health"; (iii) "Surgeon General's Warning: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight"; and (iv) "Surgeon General's
Warning: Cigarette Smoke Contains Carbon Monoxide." Similar warnings are required on outdoor billboards. In 1984 and 1990, Congress enacted legislation directing the Consumer Product Safety Commission to conduct and oversee research on the ignition propensity of cigarettes. Although RJRT cannot predict whether further legislation on this subject may be enacted, some form of regulation of cigarettes based on their propensity to ignite soft furnishings may result.

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

    In addition to the foregoing, legislation and regulations potentially detrimental to the cigarette industry, generally relating to the taxation of cigarettes and regulation of advertising, labeling, promotion, sale and smoking of cigarettes, have been proposed from time to time at various levels of the federal government. During the last Congress, the Clinton administration and federal legislators introduced bills that would have significantly increased the federal excise tax on cigarettes, eliminated the deductibility of the cost of tobacco advertising, banned smoking in federally funded buildings and on any scheduled airline flight, restricted tobacco product sampling and vending machines to areas or establishments that deny access to minors, provided financial incentives for states to sue tobacco manufacturers for recovery of Medicaid costs, and given the Food and Drug Administration authority to regulate the manufacture, sale and distribution of tobacco products. None of this legislation was enacted.

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

    For a description of certain litigation affecting RJRT and its affiliates (including RJRN Holdings and RJRN) and indemnitees, see note 9 to the consolidated financial statements.

FOOD

    The food business is conducted by the Domestic Food Group and the International Food Group. The Domestic Food Group is comprised of the Nabisco Biscuit, Specialty Products, LifeSavers, Planters, Nabisco Tablespreads (formerly Fleischmann's) and Food Service companies.

    1996 VS. 1995. Nabisco Holdings reported net sales of $8.9 billion in 1996, an increase of 7% from the 1995 level of $8.3 billion, with the Domestic Food Group up 5% and the International Food Group up 13%. The Domestic Food Group's sales increase was attributable to volume increases, principally at Planters and in key core products at Nabisco Biscuit, accounting for one percentage point of the increase, increased selling prices, principally at Nabisco Biscuit, accounting for three percentage points of the increase, and the net impact of the Parkay acquisition and the 1995 product line disposals accounting for the remaining percentage increase. Nabisco Biscuit's increase in net sales was primarily attributable to volume increases in the Oreo, Ritz, Air Crisps and Chips Ahoy! brands, partially offset by lower volume for Snackwell's and Newtons. Planters' volume increase resulted from gains in the warehouse club and mass merchandising channels and a more stable competitive environment in the nut market. The International

Food Group's net sales increase for 1996 was primarily driven by 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa, and the 1996 business acquisitions in Latin America.

    Nabisco Holdings' operating company contribution of $1.1 billion in 1996 was approximately equal to last year's level, with the International Food Group up 1% and the Domestic Food Group flat. Operating company contribution for 1996 includes $91 million of restructuring-related expenses in the Domestic Food Group associated with the implementation of the June 1996 restructuring program and the International Food Group includes similar expenses of $6 million. The 1995 period includes a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain in the Domestic Food Group) and New York Style Bagel Chip ($7 million loss in the International Food Group) businesses.

    Excluding the 1996 restructuring-related expenses, Nabisco Holdings' operating company contribution was $1.2 billion, an increase of 9% from the $1.1 billion reported in 1995. On the same basis, operating company contribution for the Domestic Food Group increased $89 million, or 10%, in 1996 primarily as a result of the profit impact from higher net sales and lower advertising expenses, partially offset by higher trade promotion expenses and higher fixed manufacturing and distribution expenses. On the same basis, the International Food Group's operating company contribution increased $9 million, or 4%, in 1996 which was primarily due to the profit impact from business acquisitions.

    Nabisco Holdings' operating income in 1996 includes $525 million of restructuring and restructuring-related expenses. Excluding these expenses, operating income was $999 million for 1996, an increase of 11% over the comparable 1995 period, reflecting higher operating company contribution.

    1995 VS. 1994. Nabisco Holdings reported net sales of $8.3 billion in 1995, an increase of 8% from the 1994 level of $7.7 billion, with the Domestic Food Group up 5% and the International Food Group up 15%. The Domestic Food Group's increase was primarily attributable to volume gains at Nabisco Biscuit (approximately $228 million), reflecting new product introductions and product line extensions, volume gains at Food Service (approximately $37 million), volume gains at Fleischmann's (approximately $18 million) and the impact of the October 1995 acquisition of the Parkay margarine brand (approximately $64 million), which were offset in part by volume declines at Planters (approximately $40 million) and the impact of the September 1995 sale of the Ortega brand (approximately $39 million). The International Food Group's net sales increase for 1995 was primarily due to improved results in Brazil (approximately $120 million), reflecting a continuation of the country's economic recovery, the favorable impact of recent business acquisitions (approximately $112 million) and the favorable performance from businesses in Iberia, Canada and Venezuela (approximately $65 million), partially offset by lower net sales in Mexico (approximately $30 million) due to the devaluation of the peso.

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

RESTRUCTURING EXPENSE

    Restructuring charges of $428 million were incurred in 1996 to streamline operations and improve profitability of the food operations, and $154 million of restructuring charges were incurred in 1995 to reorganize the worldwide tobacco operations and also to streamline operations and improve profitability. Both programs included workforce reductions and facility rationalizations. These charges are discussed further in note 2 to the consolidated financial statements.

    Substantially all of the worldwide tobacco restructuring charge is cash-related and approximately $230 million of the food restructuring charge is cash-related. After completion, the food restructuring is expected to generate approximately $200 million in annual savings beginning in 1998 and the tobacco restructuring is expected to generate approximately $100 million in annual savings beginning in 1997.

INTEREST AND DEBT EXPENSE

    Interest and debt expense for 1996 increased 3% to $927 million compared to $899 million in 1995, principally as a result of the issuance of preferred securities by a subsidiary of RJRN Holdings in September 1995, the payments on which are reported as interest expense, partially offset by lower market interest rates.

    Interest and debt expense amounted to $899 million in 1995, a decrease of 16% from 1994. The decline is primarily due to refinancings completed during 1994 and repayments of debt with the proceeds from the issuances of preferred stock during 1994 and Nabisco Holdings' Class A common stock during the first quarter of 1995. These factors more than offset the impact of higher market interest rates.

    RJRN Holdings manages overall interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt for both RJRN and Nabisco. As part of managing such interest rate exposures, RJRN and Nabisco may enter into various interest rate arrangements from time to time, none of which, by policy, may include any written optionality.

    RJRN did not enter into any financial interest rate arrangements during 1996 and 1995. During 1994, RJRN either cancelled or neutralized all of its outstanding financial interest rate arrangements. Any unrealized gains and losses have been substantially amortized as additional interest expense as follows: 1996-$28 million and 1995-$39 million. Interest rate activities during 1994 increased interest expense by $22 million, which includes $45 million associated with written interest rate arrangements. For further details regarding RJRN's interest rate activities during 1994, see note 10 to the consolidated financial statements.

    Nabisco, in coordination with RJRN Holdings, began managing its own interest rate exposure during 1995 by entering into interest rate arrangements to effectively fix a portion of its interest rate exposure on its floating rate debt. The impact of these arrangements has not been significant. At December 31, 1996, Nabisco had outstanding interest rate caps with an aggregate notional principal amount of $1.5 billion, $500 million of which became effective during 1997. These arrangements expire during 1997.

OTHER INCOME (EXPENSE), NET

    Consolidated other income (expense), net for 1995 includes a pre-tax charge of approximately $103 million ($67 million after-tax) for fees and expenses incurred in connection with the exchange of debt between RJRN and Nabisco.

NET INCOME APPLICABLE TO COMMON STOCK

    1996 VS. 1995. Net income applicable to common stock of $568 million in 1996 increased 13% over 1995. Excluding after-tax restructuring and restructuring-related expenses recorded in 1996 and 1995, the $67 million after-tax effect of the 1995 debt exchange between RJRN and Nabisco and a $16 million after-tax extraordinary loss on the early extinguishment of debt by Nabisco during 1995, net income applicable to common stock for 1996 would have been $855 million, a 19% increase over the comparable 1995 amount of $721 million.

    For the years ended December 31, 1996, 1995 and 1994, net income applicable to common stock was increased by approximately $35 million, $29 million and $10 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce RJRT leaf durations consistent with forecasts of future operating requirements.

    Comparisons to prior year were also affected by the exchange in September 1995 of preferred securities issued by a subsidiary of RJRN Holdings (the payments on which are reported as interest expense and are tax-deductible) for a like amount of RJRN Holdings' Series B preferred stock (the payments on which are reported below net income and are not tax-deductible). The tax benefit from the deductibility feature of the new securities issued in the September 1995 exchange resulted in a net increase to net income applicable to common stock for 1996 of approximately $24 million compared to 1995.

    1995 VS. 1994.   RJRN Holdings reported net income applicable to common
stock of $501 million in 1995, $113 million higher than $388 million reported in 1994. The increase primarily reflects the impact in 1995 of lower interest and debt expense and a lower amount of loss from early extinguishment of debt which more than offset the impact in 1995 of lower operating company contribution, the domestic and international tobacco restructuring expenses, the fees and expenses incurred in connection with the debt exchange between RJRN and Nabisco and the minority interest in income of Nabisco Holdings.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have any impact on the financial position or results of operations of RJRN Holdings and its subsidiaries.

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 is required to be adopted for years beginning January 1, 1997. The adoption of SOP No. 96-1 is not expected to have a material effect on the financial position or results of operations of RJRN Holdings and its subsidiaries.

                       LIQUIDITY AND FINANCIAL CONDITION

DECEMBER 31, 1996

    Net cash flows from operating activities for 1996 were $1.50 billion, a decrease of $170 million from the 1995 level of $1.67 billion. The decrease in net cash flows from operating activities primarily reflects higher interest and tax payments and higher inventory levels which more than offset lower receivable requirements.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. Free cash flow is essentially net cash flow from operating activities and investing activities per the Consolidated Statement of Cash Flows, adjusted for acquisitions and divestitures of businesses, preferred dividends and the net proceeds from Nabisco Holdings' initial public offering. Free cash flow resulted in inflows of $748 million and $670 million for 1996 and 1995, respectively. The higher level of free cash flow in 1996 compared with 1995 primarily reflects higher operating company contribution and lower financing fees, which more than offset the impact from higher working capital requirements, higher income tax payments and higher combined interest and preferred stock dividend payments.

    The components of free cash flow are as follows:

YEARS ENDED DECEMBER 31                                                                        1996       1995
-------------------------------------------------------------------------------------------  ---------  ---------
                                                                                                 (DOLLARS IN
                                                                                                  MILLIONS)

OPERATING INCOME...........................................................................  $   2,252  $   2,338
  Amortization of trademarks and goodwill..................................................        636        636
  Restructuring expense....................................................................        428        154
                                                                                             ---------  ---------
OPERATING COMPANY CONTRIBUTION.............................................................      3,316      3,128
  Depreciation and other amortization......................................................        538        535
  Increase in operating working capital....................................................       (389)      (307)
  Capital expenditures.....................................................................       (741)      (744)
  Change in other assets and liabilities...................................................        190        125
  Restructuring and restructuring-related cash payments....................................       (268)      (256)
  Income tax payments, excluding income tax benefits from
    cash interest paid.....................................................................     (1,044)      (906)
                                                                                             ---------  ---------
OPERATING CASH FLOW*.......................................................................      1,602      1,575
  Cash interest paid, net of income tax benefit............................................       (562)      (465)
  Preferred dividends paid.................................................................       (207)      (276)
  Other, net...............................................................................        (85)      (164)
                                                                                             ---------  ---------
FREE CASH FLOW.............................................................................  $     748  $     670
                                                                                             ---------  ---------
                                                                                             ---------  ---------

------------------------

* Operating cash flow, which is used internally to evaluate business performance, includes, in addition to net cash flows from (used in) operating activities as recorded in the Consolidated Statement of Cash Flows, proceeds from the sale of capital assets less capital expenditures, and is adjusted to exclude items of a financial nature such as interest paid (net of tax), interest income and other miscellaneous financial income or expense items.

                                  ------------

    During 1995 and 1994, RJRN Holdings, RJRN, Nabisco Holdings and Nabisco entered into a series of transactions designed to refinance long-term debt, lower debt levels, manage interest rate exposure and refinance certain preferred securities. One of the transactions was the initial public offering of 51,750,000 shares of Nabisco Holdings' Class A common stock at an initial offering price of $24.50 per share in January 1995, which reduced RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5%. Nabisco Holdings used all of the approximately $1.2 billion of net proceeds from the initial public offering to repay a portion of its borrowings under a bank credit agreement.

    Also during 1995, RJRN and Nabisco completed a debt exchange, that was designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN. At the same time, Nabisco borrowed approximately $2.4 billion under a new credit agreement to repay or repurchase the remaining approximately $2.3 billion of intercompany debt and repay approximately $125 million of outstanding borrowings under an earlier bank credit agreement. RJRN applied the payments received from Nabisco to repay a portion of its borrowings under its bank credit agreement.

    RJRN maintains a $2.75 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1996, and a 364-day $650 million credit facility primarily to support commercial paper issuances, of which approximately $353 million was available at December 31, 1996. On June 3, 1996, the maturity of the revolving credit facility was extended to June 6, 1999 and the 364-day credit facility was renewed through June 2, 1997. The commitments under the revolving credit facility decline to approximately $2.4 billion in the final year. The revolving credit facility also provides for the issuance of up to $800 million of letters of credit, $429 million of which was issued at December 31, 1996. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $650 million.

    In October 1996, Nabisco Holdings and Nabisco entered into a new five-year $1.5 billion revolving credit facility and a 364-day $1.5 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The revolving credit facility provides for the issuance of up to $300 million of letters of credit, none of which was issued at December 31, 1996. At December 31, 1996, no borrowings were outstanding under the revolving credit facility and $325 million was available under the 364-day credit facility. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by any commercial paper borrowings outstanding in excess of $1.5 billion.

    In September 1995, a newly formed subsidiary of RJRN Holdings issued $949 million principal amount of its preferred securities in exchange for an equal amount of RJRN Holdings' Series B preferred stock. RJRN Holdings retired the exchanged Series B preferred stock, leaving $301 million outstanding.

    In March 1996, RJRN Holdings announced a 23% increase in its annual common stock dividend rate from $1.50 to $1.85 per share and adopted a share repurchase objective of approximately 10 million shares of common stock over the next several years based on the achievement of performance targets. During 1996, RJRN Holdings repurchased 3,377,300 shares of common stock for approximately $100 million. In June 1996, Nabisco Holdings announced a 13% increase in its annual common stock dividend rate from $.55 to $.62 per share. In February 1997, RJRN Holdings announced an 11% increase in its annual common stock dividend rate from $1.85 to $2.05 per share and a 1997 share repurchase objective of up to $200 million.

    Distributions and the payment of dividends by RJRN Holdings are subject to certain restrictions under certain financing agreements and debt instruments of RJRN Holdings and RJRN and their subsidiaries. The financing agreements generally restrict cumulative common and preferred dividends and distributions, limit the ability to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, issue certain equity securities and engage in certain mergers or consolidations. RJRN Holdings and RJRN believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    Nabisco's credit agreements, among other things, generally restrict common and preferred dividends and distributions, limit loans and advances by Nabisco Holdings and its subsidiaries to RJRN, limit the ability to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. Nabisco Holdings and Nabisco believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

    Capital expenditures were $741 million, $744 million and $670 million for 1996, 1995 and 1994, respectively. The current level of expenditures planned for 1997 is expected to be in the range of approximately $850 million to $900 million (approximately 52% Food and 48% Tobacco), which will be funded primarily by cash flows from operating activities. The increased level of capital expenditures planned for 1997 is primarily due to the growth of Reynolds International. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN Holdings' subsidiaries have operations in many countries, which utilize many different functional currencies. Significant foreign currency net investments are located in Canada, Spain, Argentina, Puerto Rico, Germany, Brazil, Mexico, Malaysia, Venezuela and Hong Kong. RJRN Holdings' subsidiaries also have significant exposure to foreign exchange sale and purchase transactions in currencies other than their functional currencies. Their exposures include the U.S. dollar, German mark, French franc, British pound, Italian lira, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Finnish markka, Canadian dollar and Spanish peseta. Whenever possible, RJRN Holdings' policy is to net exposures and utilize natural offsets to minimize the effects of foreign currency transactions on cash flows; otherwise, foreign currency hedging activities are entered into to protect RJRN Holdings and its subsidiaries from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Such contracts are primarily entered into to hedge future firm commitments. For further details regarding foreign currency hedging activities, see note 10 to the consolidated financial statements.

    At December 31, 1996, there was $1.899 billion of accumulated and undistributed income of foreign subsidiaries. No applicable taxes have been provided because management intends to reinvest these earnings abroad indefinitely to fund international acquisitions, new products and other opportunities in foreign markets.

LITIGATION

    For a description of certain litigation affecting RJRT and its affiliates (including RJRN Holdings and RJRN) and indemnitees, see note 9 to the consolidated financial statements.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. Certain subsidiaries of RJRN Holdings and RJRN have also been named as PRPs with third parties or may have indemnification obligations with respect to a number of additional sites. Liability under CERCLA is joint and several.

    RJRN Holdings' and RJRN's subsidiaries have been engaged in a continuing program to assure compliance with U.S., state and local laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, RJRN Holdings and RJRN do not expect such expenditures or other costs to have a material adverse effect on the business or financial condition of RJRN Holdings and RJRN and their subsidiaries taken as a whole.

                                  ------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation. For additional information concerning factors affecting future events and policies and RJRN Holdings' performance, see Part I, Items 1 through 3 and Part II, Item 5 of this report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 43 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)               1.  The financial statements listed in the accompanying Index to Financial
                      Statements and Financial Statement Schedules are filed as part of this report.
                  2.  The financial statement schedules listed in the accompanying Index to Financial
                      Statements and Financial Statement Schedules are filed as part of this report.
                  3.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(B)                   REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1996
                      None.
(C)                   EXHIBITS
                      See Exhibit Index.
(D)                   FINANCIAL STATEMENT SCHEDULES.
                      See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 14, 1997.

                                                  RJR NABISCO HOLDINGS CORP.
                                                  BY:                    /S/ STEVEN F. GOLDSTONE
                                                             -----------------------------------------------
                                                                          (Steven F. Goldstone)
                                                                        Chairman of the Board and
                                                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997.

                    SIGNATURE                                             TITLE
--------------------------------------------------  --------------------------------------------------

                /s/ STEVEN F. GOLDSTONE             Chairman of the Board and Chief Executive Officer
     ---------------------------------------          (principal executive officer)
              (Steven F. Goldstone)

               /s/ ROBERT S. ROATH                  Senior Vice President and Chief Financial Officer
     ---------------------------------------          (principal financial officer)
                (Robert S. Roath)

              /s/ RICHARD G. RUSSELL                Senior Vice President and Controller (principal
     ---------------------------------------          accounting officer)
               (Richard G. Russell)

                        *                           Director
     ---------------------------------------
               (John T. Chain, Jr.)

                        *                           Director
     ---------------------------------------
               (Julius L. Chambers)

                        *                           Director
     ---------------------------------------
               (John L. Clendenin)

                        *                           Director
     ---------------------------------------
              (L. Dennis Kozlowski)

                        *                           Director
     ---------------------------------------
                 (Ray J. Groves)

                        *                           Director
     ---------------------------------------
               (H. Eugene Lockhart)

                        *                           Director
     ---------------------------------------
              (John G. Medlin, Jr.)

                        *                           Director
     ---------------------------------------
               (Rozanne L. Ridgway)

                                                 *By:                  /s/ ROBERT F. SHARPE, JR.
                                                            ----------------------------------------------
                                                                        (Robert F. Sharpe, Jr.)
                                                                           Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 14, 1997.

                                                  RJR NABISCO, INC.
                                                  BY:                    /S/ STEVEN F. GOLDSTONE
                                                             -----------------------------------------------
                                                                          (Steven F. Goldstone)
                                                                     Chairman of the Board and Chief
                                                                            Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1997.

                    SIGNATURE                                             TITLE
--------------------------------------------------  --------------------------------------------------

                /s/ STEVEN F. GOLDSTONE             Chairman of the Board and Chief Executive Officer
     ---------------------------------------          (principal executive officer)
              (Steven F. Goldstone)

               /s/ ROBERT S. ROATH                  Senior Vice President and Chief Financial Officer
     ---------------------------------------          (principal financial officer)
                (Robert S. Roath)

              /s/ RICHARD G. RUSSELL                Senior Vice President and Controller (principal
     ---------------------------------------          accounting officer)
               (Richard G. Russell)

                        *                           Director
     ---------------------------------------
               (John T. Chain, Jr.)

                        *                           Director
     ---------------------------------------
               (Julius L. Chambers)

                        *                           Director
     ---------------------------------------
               (John L. Clendenin)

                        *                           Director
     ---------------------------------------
                 (Ray J. Groves)

                        *                           Director
     ---------------------------------------
              (L. Dennis Kozlowski)

                        *                           Director
     ---------------------------------------
               (H. Eugene Lockhart)

                        *                           Director
     ---------------------------------------
              (John G. Medlin, Jr.)

                        *                           Director
     ---------------------------------------
               (Rozanne L. Ridgway)

                                                 *By:                  /s/ ROBERT F. SHARPE, JR.
                                                            ----------------------------------------------
                                                                        (Robert F. Sharpe, Jr.)
                                                                           Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                         PAGE
                                                                                                      -----------
FINANCIAL STATEMENTS
  Report of Deloitte & Touche LLP, Independent Auditors.............................................          F-1
  Report of Management's Responsibility for Financial Statements....................................          F-1
  Consolidated Statements of Income--Years Ended December 31, 1996, 1995 and 1994...................          F-2
  Consolidated Statements of Cash Flows--Years Ended December 31, 1996,
    1995 and 1994...................................................................................          F-3
  Consolidated Balance Sheets--December 31, 1996 and 1995...........................................      F-4-F-5
  Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996, 1995 and 1994.....          F-6
  Notes to Consolidated Financial Statements........................................................     F-7-F-31

FINANCIAL STATEMENT SCHEDULES

    For the years ended December 31, 1996, 1995 and 1994:

  Schedule I   --Condensed Financial Information of Registrants...................      S-1-S-8

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.:
RJR Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules of RJRN Holdings and RJRN as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996 as listed in the accompanying index to financial statements and financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJRN Holdings and RJRN at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
New York, New York
January 28, 1997
(March 13, 1997 as to note 9)

         REPORT OF MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

    The financial statements presented in this report have been prepared by management in accordance with generally accepted accounting principles using, where appropriate, management's best estimates and judgment. Management maintains a system of internal controls to provide reasonable assurance that the Company's assets are safeguarded and transactions are executed as authorized and properly recorded. The system includes established policies and procedures, a program of internal audits, management reviews and careful selection and training of qualified personnel.

    The audit committee is comprised solely of outside directors. It meets periodically with management, the internal auditors, and the independent auditors, Deloitte & Touche LLP, to discuss and address internal accounting control, auditing and financial reporting matters. Both independent and internal auditors have unrestricted access to the audit committee.

/S/ STEVEN F. GOLDSTONE
----------------------------

Chairman of the Board and
Chief Executive Officer

/S/ ROBERT S. ROATH
----------------------------

Senior Vice President
and Chief Financial Officer
(Retiring April 1997)

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31                            1996                        1995                        1994
--------------------------------------  --------------------------  --------------------------  --------------------------
                                            RJRN                        RJRN                        RJRN
                                          HOLDINGS        RJRN        HOLDINGS        RJRN        HOLDINGS        RJRN
                                        ------------  ------------  ------------  ------------  ------------  ------------
NET SALES*............................   $   17,063    $   17,063    $   16,008    $   16,008    $   15,366    $   15,366
                                        ------------  ------------  ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of products sold*..............        7,973         7,973         7,468         7,468         6,977         6,977
  Selling, advertising, administra-
    tive and general expenses.........        5,774         5,779         5,412         5,412         5,210         5,198
  Amortization of trademarks and
    goodwill..........................          636           636           636           636           629           629
  Restructuring expense...............          428           428           154           154            --            --
                                        ------------  ------------  ------------  ------------  ------------  ------------
      OPERATING INCOME................        2,252         2,247         2,338         2,338         2,550         2,562
Interest and debt expense.............         (927)         (832)         (899)         (872)       (1,065)       (1,065)
Other income (expense), net...........         (126)         (127)         (173)         (175)         (110)         (121)
                                        ------------  ------------  ------------  ------------  ------------  ------------
      Income before income taxes......        1,199         1,288         1,266         1,291         1,375         1,376
Provision for income taxes............          585           619           580           594           611           614
                                        ------------  ------------  ------------  ------------  ------------  ------------
      INCOME BEFORE MINORITY INTEREST
        IN INCOME OF NABISCO
        HOLDINGS......................          614           669           686           697           764           762
Less minority interest in income of
  Nabisco Holdings....................            3             3            59            59            --            --
                                        ------------  ------------  ------------  ------------  ------------  ------------
      INCOME BEFORE EXTRAORDINARY
        ITEM..........................          611           666           627           638           764           762
Extraordinary item--loss on early
  extinguishments of debt, net of
  income taxes and minority
  interest............................           --            --           (16)          (16)         (245)         (245)
                                        ------------  ------------  ------------  ------------  ------------  ------------
      NET INCOME......................          611           666           611           622           519           517
Less preferred stock dividends........           43            --           110            --           131            --
                                        ------------  ------------  ------------  ------------  ------------  ------------
      NET INCOME APPLICABLE TO COMMON
        STOCK.........................   $      568    $      666    $      501    $      622    $      388    $      517
                                        ------------  ------------  ------------  ------------  ------------  ------------
                                        ------------  ------------  ------------  ------------  ------------  ------------
NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
  Income before extraordinary item....   $     1.74                  $     1.58                  $     2.06
  Extraordinary item..................           --                       (0.05)                      (0.79)
                                        ------------                ------------                ------------
      Net income......................   $     1.74                  $     1.53                  $     1.27
                                        ------------                ------------                ------------
                                        ------------                ------------                ------------
Dividends per share of common stock...   $     1.85                  $     1.50                  $       --
Dividends per share of Series A
  preferred stock.....................           --                          --                        2.92
Dividends per share of Series C
  preferred stock.....................         6.01                        6.01                        3.94
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands)......................      326,502                     326,643                     307,625
                                        ------------                ------------                ------------
                                        ------------                ------------                ------------

------------------------

* Excludes excise taxes as follows: 1996--$3.852 billion, 1995--$3.832 billion and 1994--$3.578 billion.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                  1996                    1995              1994
--------------------------------------------------------------  ----------------------  ----------------------  -----------
                                                                   RJRN                    RJRN                    RJRN
                                                                 HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..................................................   $     611   $     666   $     611   $     622   $     519
                                                                -----------  ---------  -----------  ---------  -----------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization.............................       1,174       1,174       1,171       1,171       1,152
    Deferred income tax benefit...............................        (120)       (114)       (172)       (173)        (11)
    Extraordinary item........................................          --          --          29          29         377
    Restructuring and restructuring-related expenses, net of
      cash payments...........................................         257         257         (53)        (53)       (432)
    Other changes that provided (used) cash:..................
        Accounts and notes receivable.........................         (77)        (66)       (351)       (344)        (69)
        Inventories...........................................        (135)       (135)        159         159         111
        Accounts payable and accrued liabilities, including
          income taxes........................................        (310)       (283)        145         125          95
        Other, net............................................          95          87         126         163          12
                                                                -----------  ---------  -----------  ---------  -----------
        Total adjustments.....................................         884         920       1,054       1,077       1,235
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows from operating activities..................       1,495       1,586       1,665       1,699       1,754
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures........................................        (741)       (741)       (744)       (744)       (670)
  Acquisitions of businesses..................................        (189)       (189)       (429)       (429)       (510)
  Divestitures of businesses and certain assets...............         153         153         237         237          39
  Net proceeds from issuance of Nabisco Holdings' common
    stock.....................................................          --          --       1,201       1,201          --
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows from (used in) investing activities........        (777)       (777)        265         265      (1,141)
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt....................          34          34       2,324       2,324          16
  Repayments of long-term debt................................        (216)       (216)     (1,285)     (1,285)     (4,666)
  Increase (decrease) in short-term borrowings................         249         249      (2,500)     (2,500)      2,880
  Repurchase of common stock..................................        (100)         --          --          --          --
  Proceeds from issuance of Series C preferred stock..........          --          --          --          --       1,734
  Dividends paid on common and preferred stock, including
    dividends paid to Nabisco Holdings' minority common
    shareholders..............................................        (716)        (30)       (598)        (15)       (395)
  Financing and advisory fees paid............................          --          --        (114)       (114)        (60)
  Other, net, including intercompany transfers and payments...          60        (816)         50        (555)         92
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows used in financing activities...............        (689)       (779)     (2,123)     (2,145)       (399)
                                                                -----------  ---------  -----------  ---------  -----------

Effect of exchange rate changes on cash and cash equivalents..         (11)        (11)          4           4          (6)
                                                                -----------  ---------  -----------  ---------  -----------
    Net change in cash and cash equivalents...................          18          19        (189)       (177)        208
Cash and cash equivalents at beginning of period..............         234         232         423         409         215
                                                                -----------  ---------  -----------  ---------  -----------
Cash and cash equivalents at end of period....................   $     252   $     251   $     234   $     232   $     423
                                                                -----------  ---------  -----------  ---------  -----------
                                                                -----------  ---------  -----------  ---------  -----------

Income taxes paid, net of refunds.............................   $     693   $     727   $     583   $     583   $     496
Interest paid.................................................   $     913   $     794   $     788   $     784   $     986

YEARS ENDED DECEMBER 31
--------------------------------------------------------------

                                                                  RJRN
                                                                ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..................................................  $     517
                                                                ---------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization.............................      1,152
    Deferred income tax benefit...............................        (73)
    Extraordinary item........................................        377
    Restructuring and restructuring-related expenses, net of
      cash payments...........................................       (432)
    Other changes that provided (used) cash:..................
        Accounts and notes receivable.........................        (61)
        Inventories...........................................        111
        Accounts payable and accrued liabilities, including
          income taxes........................................        120
        Other, net............................................          8
                                                                ---------
        Total adjustments.....................................      1,202
                                                                ---------
    Net cash flows from operating activities..................      1,719
                                                                ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures........................................       (670)
  Acquisitions of businesses..................................       (510)
  Divestitures of businesses and certain assets...............         39
  Net proceeds from issuance of Nabisco Holdings' common
    stock.....................................................         --
                                                                ---------
    Net cash flows from (used in) investing activities........     (1,141)
                                                                ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt....................         16
  Repayments of long-term debt................................     (4,666)
  Increase (decrease) in short-term borrowings................      2,880
  Repurchase of common stock..................................         --
  Proceeds from issuance of Series C preferred stock..........         --
  Dividends paid on common and preferred stock, including
    dividends paid to Nabisco Holdings' minority common
    shareholders..............................................         --
  Financing and advisory fees paid............................         (6)
  Other, net, including intercompany transfers and payments...      1,408
                                                                ---------
    Net cash flows used in financing activities...............       (368)
                                                                ---------
Effect of exchange rate changes on cash and cash equivalents..         (6)
                                                                ---------
    Net change in cash and cash equivalents...................        204
Cash and cash equivalents at beginning of period..............        205
                                                                ---------
Cash and cash equivalents at end of period....................  $     409
                                                                ---------
                                                                ---------
Income taxes paid, net of refunds.............................  $     496
Interest paid.................................................  $     986

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                      1996                    1995
----------------------------------------------------------------------  ----------------------  ----------------------
                                                                           RJRN                    RJRN
                                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     252   $     251   $     234   $     232
  Accounts and notes receivable, net..................................       1,418       1,413       1,334       1,327
  Inventories:
    Finished products.................................................         830         830         755         755
    Leaf tobacco......................................................       1,161       1,161       1,152       1,152
    Raw materials.....................................................         234         234         231         231
    Other.............................................................         411         411         351         351
                                                                        -----------  ---------  -----------  ---------
    Total inventories.................................................       2,636       2,636       2,489       2,489
                                                                        -----------  ---------  -----------  ---------
  Prepaid expenses and excise taxes...................................         445         445         503         503
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       4,751       4,745       4,560       4,551
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost:
    Land and land improvements........................................         323         323         319         319
    Buildings and leasehold improvements..............................       1,974       1,974       1,899       1,899
    Machinery and equipment...........................................       5,936       5,936       5,615       5,615
    Construction-in-process...........................................         604         604         553         553
                                                                        -----------  ---------  -----------  ---------
    Total property, plant and equipment...............................       8,837       8,837       8,386       8,386
Less accumulated depreciation.........................................       3,002       3,002       2,696       2,696
                                                                        -----------  ---------  -----------  ---------
    Property, plant and equipment, net................................       5,835       5,835       5,690       5,690
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization (1996--$1,996,
  1995--$1,745).......................................................       8,030       8,030       8,265       8,265
Goodwill, net of accumulated amortization (1996--$2,901,
  1995--$2,502).......................................................      12,268      12,268      12,536      12,536
Other assets and deferred charges.....................................         405         382         467         466
                                                                        -----------  ---------  -----------  ---------
                                                                         $  31,289   $  31,260   $  31,518   $  31,508
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                      1996                    1995
----------------------------------------------------------------------  ----------------------  ----------------------
                                                                           RJRN                    RJRN
                                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                        -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................   $     609   $     609   $     268   $     268
  Accounts payable....................................................         691         690         755         755
  Accrued liabilities.................................................       2,684       2,527       2,649       2,490
  Current maturities of long-term debt................................          63          63         150         150
  Income taxes accrued................................................         259         235         302         302
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       4,306       4,124       4,124       3,965
                                                                        -----------  ---------  -----------  ---------

Long-term debt (less current maturities)..............................       9,256       9,256       9,429       9,429
Other noncurrent liabilities..........................................       3,020       2,669       3,016       2,365
Deferred income taxes.................................................       3,605       3,542       3,666       3,596
Commitments and contingencies (note 9)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
  debentures*.........................................................         954          --         954          --

Stockholders' equity:
  Series C convertible preferred stock (26,675,000 shares issued and
    outstanding)......................................................           3          --           3          --
  Other preferred stock...............................................         534          --         541          --
  Common stock (1996--273,574,308 shares issued, 1995-- 272,807,942
    shares issued)....................................................           3          --           3          --
  Paid-in capital.....................................................      10,038      11,890      10,110      11,958
  Retained earnings...................................................          --          --          --         371
  Cumulative translation adjustments..................................        (221)       (221)       (176)       (176)
  Treasury stock, at cost.............................................        (100)         --          --          --
  Other stockholders' equity..........................................        (109)         --        (152)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................      10,148      11,669      10,329      12,153
                                                                        -----------  ---------  -----------  ---------
                                                                         $  31,289   $  31,260   $  31,518   $  31,508
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

------------------------------

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

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                           OTHER                               CUMULATIVE
                                            COMMON        CAPITAL     PAID-IN    RETAINED      TRANSLATION     TREASURY
                                            STOCK*         STOCK      CAPITAL    EARNINGS      ADJUSTMENTS       STOCK
                                         -------------  -----------  ---------  -----------  ---------------  -----------
Balance at January 1, 1994.............    $       2     $   1,501   $   8,787   $    (883)     $    (102)     $      --
  Net income...........................                                                519
  Retirement of 258,843 shares of ESOP
    preferred stock....................                         (4)
  Conversion of Series A preferred
    stock into 42,000,000 shares of
    common stock.......................            1            (2)          1
  Issuance of 26,675,000 shares of
    Series C preferred stock...........                          3       1,731
  Issuance of 2,781,575 shares of
    common stock.......................                                     80
  Repurchase and cancellation of 52,456
    shares of common stock.............                                     (1)
  Foreign currency translation, net....                                                               (62)
  Dividends............................                                   (393)
  ESOP note payments received..........
  Other................................                                    (48)
                                                 ---    -----------  ---------       -----          -----          -----
Balance at December 31, 1994...........            3         1,498      10,157        (364)          (164)            --
  Net income...........................                                                611
  Retirement of 324,453 shares of ESOP
    preferred stock....................                         (5)
  Exchange of preferred securities of a
    subsidiary for 37,956 shares of
    Series B preferred stock...........                       (949)         (5)
  Issuance of 543,787 shares of common
    stock..............................                                     13
  Repurchase and cancellation of 67,222
    shares of common stock.............                                     (2)
  Gain on sale of Nabisco Holdings'
    common stock.......................                                    401
  Foreign currency translation, net....                                                               (12)
  Dividends............................                                   (432)       (247)
  ESOP note payments received..........
  Other................................                                    (22)
                                                 ---    -----------  ---------       -----          -----          -----
Balance at December 31, 1995...........            3           544      10,110      --               (176)            --
  Net income...........................                                                611
  Retirement of 431,757 shares of ESOP
    preferred stock....................                         (7)
  Issuance of 775,366 shares of common
    stock..............................                                     18
  Repurchase of 3,377,300 shares of
    common stock.......................                                                                             (100)
  Cancellation of 9,000 shares of
    common stock.......................
  Foreign currency translation, net....                                                               (45)
  Dividends............................                                    (97)       (611)
  ESOP note payments received..........
  Other................................                                      7
                                                 ---    -----------  ---------       -----          -----          -----
Balance at December 31, 1996...........    $       3     $     537   $  10,038   $  --          $    (221)     $    (100)
                                                 ---    -----------  ---------       -----          -----          -----
                                                 ---    -----------  ---------       -----          -----          -----

                                                          TOTAL
                                                      STOCKHOLDERS'
                                            OTHER        EQUITY
                                         -----------  -------------
Balance at January 1, 1994.............   $    (235)    $   9,070
  Net income...........................                       519
  Retirement of 258,843 shares of ESOP
    preferred stock....................                        (4)
  Conversion of Series A preferred
    stock into 42,000,000 shares of
    common stock.......................                        --
  Issuance of 26,675,000 shares of
    Series C preferred stock...........                     1,734
  Issuance of 2,781,575 shares of
    common stock.......................                        80
  Repurchase and cancellation of 52,456
    shares of common stock.............                        (1)
  Foreign currency translation, net....                       (62)
  Dividends............................                      (393)
  ESOP note payments received..........          25            25
  Other................................         (12)          (60)
                                              -----   -------------
Balance at December 31, 1994...........        (222)       10,908
  Net income...........................                       611
  Retirement of 324,453 shares of ESOP
    preferred stock....................                        (5)
  Exchange of preferred securities of a
    subsidiary for 37,956 shares of
    Series B preferred stock...........                      (954)
  Issuance of 543,787 shares of common
    stock..............................                        13
  Repurchase and cancellation of 67,222
    shares of common stock.............                        (2)
  Gain on sale of Nabisco Holdings'
    common stock.......................                       401
  Foreign currency translation, net....                       (12)
  Dividends............................                      (679)
  ESOP note payments received..........          27            27
  Other................................          43            21
                                              -----   -------------
Balance at December 31, 1995...........        (152)       10,329
  Net income...........................                       611
  Retirement of 431,757 shares of ESOP
    preferred stock....................                        (7)
  Issuance of 775,366 shares of common
    stock..............................                        18
  Repurchase of 3,377,300 shares of
    common stock.......................                      (100)
  Cancellation of 9,000 shares of
    common stock.......................                        --
  Foreign currency translation, net....                       (45)
  Dividends............................                      (708)
  ESOP note payments received..........          34            34
  Other................................           9            16
                                              -----   -------------
Balance at December 31, 1996...........   $    (109)    $  10,148
                                              -----   -------------
                                              -----   -------------

------------------------
* The number of shares of common stock, par value $.01, authorized at December 31, 1996 was 440,000,000.
 Common shares outstanding: 1996 - 270,197,008 and 1995 - 272,807,942.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of RJR Nabisco Holdings Corp. ("RJRN Holdings"), its wholly-owned subsidiary RJR Nabisco, Inc. ("RJRN") and their majority-owned subsidiaries, including 80.5% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

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

    Certain prior years' amounts have been reclassified to conform to the 1996 presentation.

    CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and that have original maturities of three months or less.

    INVENTORIES

    Inventories are stated at the lower of cost or market. The cost of U.S. tobacco inventories is determined principally under the LIFO method. The cost of remaining inventories is determined principally under the FIFO, specific lot and weighted average methods. In accordance with recognized industry practice, stocks of tobacco, which must be cured for more than one year, are classified as current assets.

    DEPRECIATION AND AMORTIZATION AND VALUATION OF INTANGIBLES

    Property, plant and equipment are depreciated principally by the straight-line method over the estimated useful lives of the assets.

    Goodwill and trademarks are amortized using the straight-line method, principally over 40 years. Management periodically evaluates the recoverability of goodwill and trademarks. The carrying value of goodwill and trademarks would be reduced if it is probable that management's best estimate of future operating income before amortization of goodwill and trademarks from related operations, on an undiscounted basis, will be less than the carrying value over the remaining amortization period.

    OTHER INCOME (EXPENSE), NET

    Interest income, gains and losses on foreign currency transactions, financing-related fees and other items of a financial nature are included in "Other income (expense), net".

    INCOME TAXES

    Income taxes are calculated for RJRN on a separate return basis.

    ADVERTISING

    Advertising costs are generally expensed as incurred.

    EARNINGS PER SHARE

    Earnings per share is based upon the weighted average number of shares of common stock and convertible depositary shares outstanding during the period and common stock assumed to be outstanding to reflect the effect of dilutive options of both RJRN Holdings and Nabisco Holdings. Other potentially dilutive securities are not included in the earnings per share calculation because the effect of including such securities would be anti-dilutive.

    FOREIGN CURRENCY ARRANGEMENTS

    Forward foreign exchange contracts and other hedging arrangements entered into generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign exchange contracts are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the underlying hedged foreign currency transaction does not occur, gains and losses are recognized immediately.

    Translation gains or losses resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments result in charges or credits to the cumulative translation adjustments account in stockholders' equity.

    NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 1996, RJRN Holdings and its subsidiaries adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"). The adoption of SFAS No. 121 did not have a material impact on the financial position or results of operations of RJRN Holdings and its subsidiaries.

    On January 1, 1996, RJRN Holdings and its subsidiaries adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 123 granted companies the option to recognize and measure compensation costs related to employee stock plans based on either the fair value of the award at date of grant or the difference between the quoted market price of the stock at the date the award is granted over the amount the employee must pay to acquire the stock (the "intrinsic value based method"). RJRN Holdings and its subsidiaries elected to continue to apply the intrinsic value based method, which generally does not result in compensation expense for fixed stock option plans.

    In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 125"), which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 is not expected to have any impact on the financial position or results of operations of RJRN Holdings and its subsidiaries.

    In October 1996, the AICPA's Accounting Standards Executive Committee issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 is required to be adopted for years beginning January 1, 1997. The adoption of SOP No. 96-1 is not expected to have a material effect on the financial position or results of operations of RJRN Holdings and its subsidiaries.

NOTE 2--RESTRUCTURING

    Nabisco Holdings recorded a pre-tax restructuring expense of $428 million ($241 million after-tax, net of minority interest) in the second quarter of 1996 in order to streamline operations and improve profitability. The $428 million restructuring expense will require cash expenditures of approximately $230 million. In addition to the restructuring expense, approximately $97 million was recognized during 1996 for implementation and integration expenses, principally for the relocation of employees and equipment and for training. After completion of the 1996 restructuring program, pre-tax savings are expected to be approximately $200 million annually, beginning in 1998. The major components of the $428 million restructuring expense are domestic and international severance and related benefits associated with workforce reductions totaling approximately 6,000 employees (approximately $194 million), estimated losses from disposals of equipment and packaging materials related to product line rationalizations, which will eliminate production of more than 300 SKU's (stock keeping units) of slow-moving products (approximately $116 million), estimated losses to write-down the carrying value of several non-strategic product lines prior to sale (approximately $51 million), estimated costs to terminate manufacturing supply and distribution contracts (approximately $45 million) and estimated losses from disposals of property related to international plant closures and domestic and international facility reorganizations (approximately $22 million). As of December 31, 1996, approximately $156 million of the 1996 restructuring program accruals were utilized as follows: $69 million for severance and related benefits; $63 million for product line rationalizations; $18 million for contract terminations and $6 million for plant closures. The specific operations and geographic locations of the restructured businesses within each of the domestic and international food businesses is as follows: The restructuring expense for the domestic food business amounted to $353 million and consisted of approximately $238 million for Nabisco Biscuit, $29 million for Food Service and $20 million for Specialty Products, with the remainder of approximately $66 million for Nabisco corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the international food business amounted to $75 million and primarily consisted of approximately $51 million for Latin American operations, (including $31 million for Brazil), $11 million for Canada and $10 million for Iberia.

    RJRN Holdings recorded a pre-tax restructuring expense of $154 million ($104 million after-tax) in the fourth quarter of 1995 to reorganize its worldwide tobacco operations. The 1995 restructuring program, which was primarily undertaken in order to streamline operations and improve profitability, was substantially completed during 1996. A significant portion of the 1995 restructuring program was a cash expense. In addition to the $154 million restructuring expense, approximately $49 million was recorded in the fourth quarter of 1995 for the consolidation and relocation of the international tobacco operations' headquarters facilities and certain of its sales offices. The major components of the $154 million restructuring expense were workforce reductions totaling 1,260 employees (approximately $132 million), the rationalization and closing of facilities relating to the international tobacco operations (approximately $8 million) and equipment and lease abandonments at the domestic tobacco operations (approximately $14 million). Annual savings are expected to be approximately $100 million.

    During the fourth quarter of 1994, RJRN Holdings recorded a $65 million pre-tax charge related to a plan to realign its corporate headquarters' functions, transferring certain responsibilities to the operating companies and significantly streamlining the holding company. The majority of the charge was related to accrued employee termination benefits (approximately $40 million). The remainder of the charge (approximately $25 million) was related to the abandonment of leases of certain corporate office facilities. The plan was implemented in the first quarter of 1995 and was substantially completed during 1995.

NOTE 3--ACCOUNTS RECEIVABLE

    In 1996, certain domestic and foreign trade accounts receivable generated by Nabisco and, prior to 1996, substantially all trade accounts receivable generated by the domestic food and tobacco subsidiaries had been sold with limited recourse. During 1996, 1995 and 1994, total proceeds of approximately $6.4 billion, $8.0 billion and $7.9 billion, respectively, were received in connection with this program. At

December 31, 1996 and 1995, the accounts receivable balance was reduced by approximately $397 million and $418 million, respectively, due to the receivables sold.

NOTE 4--INVENTORIES

    At December 31, 1996 and 1995, approximately $694 million and $1.0 billion, respectively, of domestic tobacco inventories was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1996 and 1995 was greater than the amount at which these inventories were carried on the consolidated balance sheets by $166 million and $146 million, respectively.

    For the years ended December 31, 1996, 1995 and 1994, net income was increased by approximately $35 million, $29 million and $10 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce domestic leaf durations consistent with forecasts of future operating requirements.

NOTE 5--SHORT-TERM BORROWINGS AND BORROWING ARRANGEMENTS

    Short-term borrowings at December 31, 1996 and 1995 consisted of the following (Dollars in millions):

                                                           1996                        1995
                                                --------------------------  --------------------------
                                                                AVERAGE                     AVERAGE
                                                  AMOUNT       YEAR-END       AMOUNT       YEAR-END
                                                OUTSTANDING  INTEREST RATE  OUTSTANDING  INTEREST RATE
                                                -----------  -------------  -----------  -------------
Nabisco Holdings:
  Revolving credit facility...................   $      --            --     $      --            --
  Domestic commercial paper...................       1,175           5.8%        1,289           6.0%
  International commercial paper..............          45           3.2%           34           6.2%
  Notes payable to banks......................         206          14.8%           42          12.6%
  Amount reclassified as long-term debt.......      (1,175)                     (1,289)
                                                -----------                 -----------
    Total Nabisco Holdings....................         251                          76
                                                -----------                 -----------

RJRN:
  Revolving credit facility...................          --            --            --            --
  Domestic commercial paper...................         297           6.2%          224           6.3%
  Notes payable to banks......................         358           6.4%          192           3.2%
  Amount reclassified as long-term debt.......        (297)                       (224)
                                                -----------                 -----------
    Total RJRN................................         358                         192
                                                -----------                 -----------
    Total short-term
      borrowings..............................   $     609                   $     268
                                                -----------                 -----------
                                                -----------                 -----------

    RJRN maintains a $2.75 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1996, and a 364-day $650 million credit facility primarily to support commercial paper issuances, of which approximately $353 million was available at December 31, 1996. On June 3, 1996, the maturity of the revolving credit facility was extended to June 6, 1999 and the 364-day credit facility was renewed through June 2, 1997. The commitments under the revolving credit facility decline to approximately $2.4 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings under the 364-day credit facility bear interest at rates which vary with LIBOR.

    In October 1996, Nabisco Holdings and Nabisco entered into a new five-year $1.5 billion revolving credit facility and a 364-day $1.5 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. At December 31, 1996, no borrowings were outstanding under the revolving credit facility and $325 million was available under the 364-day credit facility. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings outstanding under the 364-day credit facility bear interest at rates which vary with LIBOR.

    Based on RJRN's and Nabisco's intention and ability to continue to refinance for more than one year the amount of their respective domestic commercial paper and revolving credit agreement borrowings through their separate long-term revolving credit facilities, domestic commercial paper and revolving credit agreement borrowings were reclassified as long-term debt.

NOTE 6--ACCRUED LIABILITIES

    Accrued liabilities at December 31, 1996 and 1995 consisted of the following (Dollars in millions):

                                                                       1996           1995
                                                                   -------------  -------------
    Payroll and employee benefits................................    $     552      $     484
    Marketing and advertising....................................          461            532
    Excise taxes.................................................          255            277
    Restructuring................................................          210            152
    Accrued interest.............................................          202            254
    Other........................................................        1,004            950
                                                                        ------         ------
                                                                     $   2,684      $   2,649
                                                                        ------         ------
                                                                        ------         ------

NOTE 7--INCOME TAXES

    The provision for income taxes consisted of the following (Dollars in millions):

YEARS ENDED DECEMBER 31                                                      1996             1995             1994
----------------------------------------------------------------------  ---------------  ---------------  ---------------
Current:
  Federal.............................................................     $     471        $     525        $     401
  Foreign and other...................................................           234              227              221
                                                                               -----            -----            -----
                                                                                 705              752              622
                                                                               -----            -----            -----
Deferred:
  Federal.............................................................          (147)            (190)             (40)
  Foreign and other...................................................            27               18               29
                                                                               -----            -----            -----
                                                                                (120)            (172)             (11)
                                                                               -----            -----            -----
Provision for income taxes............................................     $     585        $     580        $     611
                                                                               -----            -----            -----
                                                                               -----            -----            -----

    The components of the deferred income tax liability disclosed on the consolidated balance sheet at December 31, 1996 and 1995 included the following (Dollars in millions):

                                                                                         1996       1995
                                                                                       ---------  ---------
Deferred tax assets:
  Pension and other postretirement liabilities.......................................  $    (403) $    (439)
  Restructuring and other accrued liabilities........................................       (242)      (142)
                                                                                       ---------  ---------
        Total deferred tax assets....................................................       (645)      (581)
                                                                                       ---------  ---------

Deferred tax liabilities:
  Property and equipment.............................................................        963      1,008
  Trademarks.........................................................................      2,755      2,765
  Other..............................................................................        446        427
                                                                                       ---------  ---------
        Total deferred tax liabilities...............................................      4,164      4,200
                                                                                       ---------  ---------
          Net deferred tax liabilities before valuation allowance....................      3,519      3,619
  Valuation allowance................................................................         86         47
                                                                                       ---------  ---------
  Net deferred income taxes..........................................................  $   3,605  $   3,666
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Pre-tax income for domestic and foreign operations is shown in the following table (Dollars in millions):

YEARS ENDED DECEMBER 31                                                     1996           1995           1994
----------------------------------------------------------------------  -------------  -------------  -------------
Domestic (includes U.S. exports)......................................    $     554      $     782      $     867
Foreign...............................................................          645            484            508
                                                                             ------         ------         ------
Pre-tax income........................................................    $   1,199      $   1,266      $   1,375
                                                                             ------         ------         ------
                                                                             ------         ------         ------

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows (Dollars in millions):

YEARS ENDED DECEMBER 31                                              1996             1995             1994
--------------------------------------------------------------  ---------------  ---------------  ---------------
Income taxes computed at statutory U.S. federal income tax
  rates.......................................................     $     420        $     443        $     481
State and local income taxes, net of federal tax benefits.....            55               52               54
Goodwill amortization.........................................           132              125              124
Taxes on foreign operations at rates different than statutory
  U.S. federal rate...........................................            (9)              (4)              (6)
Exempt foreign sales corporation earnings.....................            (7)             (15)             (14)
Other items, net..............................................            (6)             (21)             (28)
                                                                       -----            -----            -----
Provision for income taxes....................................     $     585        $     580        $     611
                                                                       -----            -----            -----
                                                                       -----            -----            -----
Effective tax rate............................................          48.8%            45.8%            44.5%
                                                                       -----            -----            -----
                                                                       -----            -----            -----

    At December 31, 1996, there was $1.899 billion of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

NOTE 8--LONG-TERM DEBT

    Long-term debt at December 31, 1996 and 1995 consisted of the following (Dollars in millions):

                                                                                                   1996       1995
                                                                                                 ---------  ---------
Nabisco Holdings:
  Short-term borrowings, reclassified..........................................................  $   1,175  $   1,289
  6.7-8.3% Notes, due 1997 through 2015........................................................      2,938      2,942
  Other indebtedness...........................................................................        124        148
  Current maturities of long-term debt.........................................................        (24)       (24)
                                                                                                 ---------  ---------
      Total Nabisco Holdings long-term debt....................................................      4,213      4,355
                                                                                                 ---------  ---------
RJRN:
  Short-term borrowings, reclassified..........................................................        297        224
  6.25-9.25% Notes, due 1997 through 2013......................................................      4,122      4,238
  5.375-10% foreign currency debt, due 2000 to 2001............................................        501        548
  Other indebtedness...........................................................................        162        190
  Current maturities of long-term debt.........................................................        (39)      (126)
                                                                                                 ---------  ---------
      Total RJRN long-term debt................................................................      5,043      5,074
                                                                                                 ---------  ---------
      Total long-term debt.....................................................................  $   9,256  $   9,429
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

The payment of long-term debt through December 31, 2001 is as follows (in millions): 1998--$40; 1999-- $952; 2000--$2,423 and 2001--$647.

    During 1995 and 1994, RJRN Holdings, RJRN, Nabisco Holdings and Nabisco entered into a series of transactions designed to refinance long-term debt, lower debt levels, manage interest rate exposure and refinance certain preferred securities.

    In connection with the refinancing of certain long-term debt during 1995 and 1994, extraordinary losses of approximately $29 million ($16 million after-tax, net of minority interest) and $377 million ($245 million after-tax), respectively, were recorded.

    Also during 1995, RJRN and Nabisco completed a debt exchange, that was designed, among other things, to enable Nabisco to obtain long-term debt financing independent of RJRN and to repay its intercompany debt to RJRN. At the same time, Nabisco borrowed approximately $2.4 billion under a new credit agreement to repay or repurchase the remaining approximately $2.3 billion of intercompany debt and repay approximately $125 million of outstanding borrowings under an earlier bank credit agreement. RJRN applied the payments received from Nabisco to repay a portion of its borrowings under its bank credit agreement. Consolidated other income (expense), net for 1995 includes a pre-tax charge of approximately $103 million for fees and expenses incurred in connection with this debt exchange and related solicitation of consents by RJRN to certain indenture modifications from holders of certain RJRN debt.

    In September 1995, RJRN Holdings issued approximately $978 million principal amount of 10% junior subordinated debentures to a newly formed subsidiary trust. The subsidiary, in turn, issued $949 million principal amount of its preferred securities in exchange for an equal amount of RJRN Holdings' Series B preferred stock outstanding. RJRN Holdings retired the exchanged Series B preferred stock, leaving $301 million outstanding. The junior subordinated debentures may be redeemed at $25 per debenture by RJRN Holdings on or after August 19, 1998 and are due in December 2044. Cash distributions on the preferred securities issued by the subsidiary are cumulative at an annual rate of 10% of the liquidation amount of $25 per security and are payable quarterly in arrears.

    At December 31, 1996, approximately $4.9 billion of total debt (notes payable and long-term debt, including current maturities) was owed by RJRN and approximately $5.0 billion was owed by its subsidiaries.

    The estimated fair value of RJRN Holdings' consolidated long-term debt as of December 31, 1996 and 1995 was approximately $9.4 billion and $9.8 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate.

    RJRN Holdings manages overall interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt for both RJRN and Nabisco. As part of managing such interest rate exposures, RJRN and Nabisco may enter into various interest rate arrangements from time to time, none of which, by policy, may include any written optionality. See note 10 to the consolidated financial statements for further information regarding interest rate arrangements.

    Distributions and the payment of dividends by RJRN Holdings are subject to certain restrictions under certain financing agreements and debt instruments. The financing agreements generally restrict cumulative common and preferred dividends and distributions, limit the ability to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, sell or dispose of certain assets and certain subsidiaries' stock, issue certain equity securities and engage in certain mergers or consolidations.

    Nabisco's credit agreements, among other things, generally restrict common and preferred dividends and distributions, limit loans and advances by Nabisco Holdings and its subsidiaries to RJRN, limit the ability to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations.

    RJRN Holdings adopted a policy setting forth its intention not to make a distribution to shareholders prior to December 31, 1998 of shares of capital stock of a subsidiary if that distribution would cause the ratings of the senior indebtedness of RJRN to be reduced from investment grade to non-investment grade or if, after giving effect to such distribution, any publicly held senior indebtedness of the distributed company would not be rated investment grade. The board of directors of RJRN Holdings is committed to effecting a spin-off of Nabisco Holdings at the appropriate time. There is no assurance that any such distribution will take place. Additional policies provide that an amount equal to the net cash proceeds from any issuance and sale of equity by RJRN Holdings or from any sale outside the ordinary course of business of material assets owned or used by subsidiaries in the tobacco business, in each case before December 31, 1998, will be used either to repay, purchase or redeem consolidated indebtedness or to acquire properties, assets or businesses to be used in existing or new lines of business and that an amount equal to the net cash proceeds of any secondary sale of shares of Nabisco Holdings before December 31, 1998 will be used to repay, purchase or redeem consolidated debt. No assurance can be given that RJRN Holdings will issue or sell any equity or sell any material assets outside the ordinary course of business.

NOTE 9--COMMITMENTS AND CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1996, 203 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 103 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1996 there were 234 active cases pending, as compared with 132 on December 31, 1995 and only 54 on December 31, 1994. As of February 28, 1997, 270 active cases were pending against RJRT and/or its affiliates or indemnitees, 268 in the United States, one in Canada and one in Puerto Rico.

    The United States cases are in 33 states and are distributed as follows: 117 in Florida, 26 in New York, 36 in Texas, 15 in Louisiana, eight in Alabama, seven in California, six in each of Kansas, Mississippi and Indiana, five in New Jersey, three in each of Minnesota, Ohio, Pennsylvania and Tennessee, two in each of Colorado, Connecticut, Maryland, Massachusetts and Michigan, and one each in Arizona, Arkansas, District of Columbia, Illinois, Iowa, Nevada, New Mexico, New Hampshire, Oklahoma, Rhode Island, Utah, Washington, West Virginia and Wisconsin. Of the 268 active cases in the United States, 170 are pending in state court and 98 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Seven of the 268 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Nineteen cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and Blue Cross/Blue Shield subscribers claiming reimbursement for premiums paid. Twenty seven of the active cases seek, INTER ALIA, recovery of the cost of Medicaid funds paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional constitutional defenses. RJRN has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named. Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendants in that case, CARTER V. BROWN & WILLIAMSON, are seeking to reverse the judgment on appeal.

    On June 24, 1992, the United States Supreme Court in CIPOLLONE held that claims that tobacco companies failed adequately to warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Supreme Court also held that certain claims sounding in breach of express warranty, fraud, misrepresentation and conspiracy were not preempted.

    CERTAIN CLASS ACTION SUITS. In May 1996, there was an important ruling in one of the purported class action cases, CASTANO V. THE AMERICAN TOBACCO COMPANY, originally filed in March 1994 in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT and RJRN. Plaintiffs sought to obtain certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleged that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions. The class has been decertified.

    Since the federal appeals court decision in CASTANO, class action suits based on similar claims have been brought in state courts in Alabama, Arkansas, the District of Columbia (D.C. court), Louisiana, Maryland, Minnesota, New Mexico, Ohio, Pennsylvania and New York. A similar suit had previously been filed in Indiana. Similar suits are also expected to be filed in additional jurisdictions. Each such suit asserts claims on behalf of residents of the particular state who allegedly are or claim to be addicted, or are the legal survivors of such persons. In addition, two earlier class action suits are still pending in Florida. In one case, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified, and a petition to review the certification has been denied. Notice to the class is in progress and the case is scheduled for trial in September 1997. In a second case, BROIN V. PHILIP MORRIS COMPANY, a class consisting of all non-smoking flight attendants who work or have worked for U.S. airlines has been certified, and a mandamus petition to reverse this certification was denied. Notice to the class is now in progress and the case is scheduled for trial in June 1997. Pre-CASTANO class action suits are also pending in Alabama and

Louisiana. A class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States.

    THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. THE AMERICAN TOBACCO COMPANY, against various industry members including RJRT. The case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also seeks an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case is scheduled for trial on June 2, 1997. RJRN and other industry holding companies have been voluntarily dismissed from the case.

    Following the filing of the MOORE case referred to above, other states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. On February 28, 1997, there were 20 such cases pending in the following states: Arizona, Connecticut, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, Oklahoma, Texas, Utah, Washington, West Virginia and Wisconsin. The Mississippi case is the first such case currently scheduled for trial, with a trial date set for June 2, 1997. The Florida attorney general's case is scheduled for trial on August 4, 1997 and the Texas case is scheduled for September 22, 1997.

    The suit by the State of Florida raises special issues because it was brought under a July 1994 amendment to a Florida statute which allows the state to bring an action in its own name against the tobacco industry to recover the state's Medicaid payments for the treatment of illnesses statistically associated with cigarette smoking. The amendment did not require the state to identify the individuals who received medical care, permitted claims to be filed in the aggregate and eliminated the comparative negligence and assumption of risk defenses. The amendment was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida and others in June 1994. The case was appealed to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit have sought United States Supreme Court review of the Florida Supreme Court's decision, to determine whether the Florida statute, by which the State of Florida conferred on itself a unique cause of action and which directs courts to abrogate common law and equitable principles, including affirmative defenses, is unconstitutional under the Fourteenth Amendment to the United States Constitution.

    In an order dated September 16, 1996, the Florida trial court hearing the attorney general's case applied the Florida Supreme Court decision to that case. The order dismissed fifteen of plaintiff's eighteen causes of action, but left standing the claims of negligence and/or products liability and one count of the complaint which seeks to enjoin certain acts including the sale of cigarettes to minors. It also required the attorney general to identify the individual Medicaid recipients for whom the state is seeking recovery within 30 days and precluded recovery by the state on payments made prior to July 1994, except by subrogation and assignment. Following this ruling, the State of Florida filed an amended complaint that restated the counts of the prior complaint left standing by the September order and added five additional counts. One of these counts alleged various statutory and criminal violations arising under the Florida Drug and Cosmetic Act, based on alleged wrongful and illegal targeting of minors, fraudulent practices, public nuisance and deceptive and unfair trade practices. The other four new counts alleged violations of various sections of the Florida RICO Act. Defendants' motion to dismiss the RICO counts was denied.

    In addition to the 20 actions brought by the various state attorneys general, seven actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities.

    RJRT and most other cigarette manufacturers are defending these attorneys general and related cases vigorously (as is RJRN in the cases where it is a named defendant). In addition, these defendants have filed for declaratory judgment in several of the states in which the attorneys general cases are pending or threatened, including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court), Alaska (federal court) and Hawaii (federal court). Motions to dismiss on behalf of the defendants in two of the declaratory judgment actions (Maryland and Connecticut) have been granted. RJRT and the other cigarette manufacturers involved in those two cases have noticed appeals seeking to overturn these rulings.

    RECENT AND SCHEDULED TRIALS. As of February 28, 1997, there were 17 cases scheduled for trial in 1997 against RJRT and/or RJRN alleging injuries relating to tobacco. Among these are three class action suits and four attorneys general suits. Cases against other tobacco company defendants are also scheduled for trial in 1997 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On March 12, 1996, defendants Brooke Group and Liggett Group, Inc. stated they had reached agreement with the CASTANO plaintiffs to settle that case. On April 4, 1996, Liggett Group, Liggett & Myers and Brooke Group filed settlement statements in the Massachusetts, West Virginia, Mississippi, Louisiana and Florida attorneys general cases. The settlements would be available to any other defendant whose share of the U.S. cigarette market is less than 30% if it acquires or is acquired by Liggett, and Liggett can terminate each settlement upon the occurrence of certain events including the decertification of the CASTANO case, an event that has now occurred. According to press reports, negotiations to extend these settlements to other attorneys general cases are ongoing. All other cigarette manufacturers, including RJRT, announced their intent to continue to defend the cases.

    Legislation similar to the Florida legislation described above (facilitating Medicaid recovery suits and stripping defendants of certain defenses) was introduced in the legislatures of 12 states in 1996. None was enacted. RJRT is unable to predict whether legislation will be enacted in these states, whether other states will introduce and enact similar legislation, whether lawsuits will be filed under such statutes, if enacted, or the outcome of any such lawsuits, if filed.

    RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research--USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond to document subpoenas issued by this grand jury. On March 20, 1996, RJRT and RJRN each received a subpoena from a Federal grand jury sitting in the Southern District of New York. RJRT and

RJRN understand that this investigation is no longer active in the Southern District of New York and has been transferred to the District of Columbia. In addition, subpoenas dated May 24, 1996, November 8, 1996 and December 5, 1996 were served on RJRT by a grand jury sitting in the District of Columbia. RJRT is in the process of responding to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

    RJRT has received civil investigative demands from the United States Department of Justice requiring RJRT to produce documents and respond to interrogatories relating to the possibility of joint activity to restrain competition in the manufacture and sale of cigarettes, including possible joint activity to restrict research and development or product innovations. RJRT was informed, by letter dated November 13, 1996, that the United States Department of Justice had closed its investigation.

                            ------------------------

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have also been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention. Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT and RJRN, a significant increase in litigation activities could have an adverse effect on RJRT. RJRT believes that it has a number of valid defenses to any such actions, including but not limited to those defenses based on preemption under the Cipollone decision, and RJRT intends to defend all such actions vigorously. RJRN Holdings and RJRN also believe they have valid defenses for such actions and intend to defend vigorously all such actions in which they are named defendants.

    RJRN Holdings and RJRN believe that the ultimate outcome of all pending litigation matters (including litigation costs) should not have a material adverse effect on the financial position of either RJRN Holdings or RJRN; however, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                            ------------------------

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. Certain subsidiaries of RJRN Holdings and RJRN have also been named as PRPs with third parties or may have indemnification obligations with respect to a number of additional sites. Liability under CERCLA is joint and several.

    RJRN Holdings' and RJRN's subsidiaries have been engaged in a continuing program to assure compliance with U.S., state and local laws and regulations. Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and to estimate the cost of resolving these CERCLA matters, RJRN Holdings and RJRN do not expect such expenditures or other costs to have a material adverse effect on the business or financial condition of RJRN Holdings and RJRN and their subsidiaries taken as a whole.

COMMITMENTS

    At December 31, 1996, commitments totalled approximately $720 million, principally for minimum operating leases, the purchase of leaf tobacco inventories and other contractual arrangements.

NOTE 10--FINANCIAL INSTRUMENTS

INTEREST RATE ARRANGEMENTS

    RJRN Holdings manages overall interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt for both RJRN and Nabisco. As part of managing such interest rate exposures, RJRN and Nabisco may enter into various interest rate arrangements from time to time, none of which, by policy, may include any written optionality.

    RJRN did not enter into any financial interest rate arrangements during 1996 and 1995. During 1994, RJRN cancelled all of its financial interest rate arrangements with optionality following adoption of a policy change and also effectively neutralized the future impact of any changes in market interest rates on the remainder of its outstanding interest rate arrangements through the purchase of offsetting positions. As a result of these offsetting positions, the net notional principal amount of outstanding interest rate arrangements has been $0. Any unrealized gains and losses on the interest rate arrangements remaining at the time of offset have been substantially amortized as additional interest expense as follows: 1996--$28 million and 1995--$39 million. Interest rate activities during 1994 increased interest expense $22 million, which includes $45 million associated with written interest rate arrangements. At December 31, 1996, the aggregate notional principal amount of outstanding interest rate arrangements, including the offsetting positions, was $1.6 billion. These arrangements substantially mature in 1997.

    Nabisco, in coordination with RJRN Holdings, began managing its own interest rate exposure during 1995 by entering into interest rate arrangements to effectively fix a portion of its interest rate exposure on its floating rate debt. The impact of these arrangements has not been significant. At December 31, 1996, Nabisco has outstanding interest rate caps with an aggregate notional principal amount of $1.5 billion, $500 million of which became effective during 1997. These arrangements expire during 1997.

    The carrying amounts and estimated fair values of interest rate arrangements entered into as of December 31, 1996 and 1995 were as follows (Dollars in millions):

                                                                          1996                              1995
                                                            --------------------------------  --------------------------------
                                                                  ASSETS/(LIABILITIES)              ASSETS/(LIABILITIES)
                                                            --------------------------------  --------------------------------
                                                             CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                                            -----------------  -------------  -----------------  -------------
Interest rate swaps:
  Variable rate pay swaps.................................      $      (1)       $      (2)       $      (1)       $      --
  Fixed rate pay swaps....................................      $      (6)       $     (10)       $     (11)       $     (46)
Interest rate caps........................................      $       2        $       1        $       3        $       1

FOREIGN CURRENCY ARRANGEMENTS

    RJRN Holdings and its subsidiaries have significant exposure to foreign exchange sale and purchase transactions in currencies other than their functional currencies. Their exposures include the U.S. dollar, German mark, French franc, British pound, Italian lira, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Finnish markka, Canadian dollar and Spanish peseta. Whenever possible, RJRN Holdings' policy is to net exposures and utilize natural offsets to minimize the effects of foreign currency transactions on cash flows; otherwise, foreign currency hedging activities are entered into to protect RJRN Holdings and its subsidiaries from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Such contracts are primarily entered into to hedge future firm commitments.

    At December 31, 1996 and 1995, RJRN Holdings and its subsidiaries had approximately $608 million and $526 million, respectively, of outstanding foreign exchange contracts with banks in which foreign currencies (primarily the Swiss franc, Spanish peseta, Canadian dollar and the German mark) were purchased, and approximately $245 million and $575 million, respectively, of outstanding foreign exchange contracts in which foreign currencies (primarily the Japanese yen, British pound, French franc and Finnish markka) were sold. The weighted average maturity of the arrangements outstanding at December 31, 1996 approximated two months.

    At December 31, 1996 and 1995, the carrying amounts and estimated fair values of foreign currency arrangements entered into were as follows (Dollars in millions):

                                                                        1996                          1995
                                                            ----------------------------  ----------------------------
                                                                ASSETS/(LIABILITIES)          ASSETS/(LIABILITIES)
                                                            ----------------------------  ----------------------------
                                                            CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                                            ---------------  -----------  ---------------  -----------
Forward foreign exchange contracts to purchase foreign
 currencies...............................................     $  (7)         $  (7)         $  --          $   1
Forward foreign exchange contracts to sell foreign
 currencies...............................................     $  12          $  13          $   2          $   8

MARKET AND CREDIT RISK

    The above interest rate and foreign currency arrangements entered into involve, to varying degrees, elements of market risk as a result of potential changes in future interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in future interest and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, RJRN Holdings and its subsidiaries may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, RJRN Holdings and its subsidiaries continually monitor their positions and the credit ratings of their counterparties and therefore, do not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

NOTE 11--CAPITAL STOCK AND PAID-IN CAPITAL

    The outstanding capital stock of RJRN Holdings at December 31, 1996 consisted of common stock, Series B preferred stock (stated value of $25,000 per share), Series C convertible preferred stock (par value

$.01 per share) and ESOP convertible preferred stock (stated value of $16 per share). All classes of preferred stock of RJRN Holdings (150,000,000 shares authorized at December 31, 1996) rank senior to common stock as to dividends and liquidation preferences. In addition, Series B depositary shares and Series C depositary shares were issued in connection with the issuance of the Series B preferred stock and the Series C preferred stock. Each Series B depositary share (12,043,940 outstanding at December 31, 1996 and 1995) represents a .001 ownership interest in a share of Series B preferred stock. Each Series C depositary share (266,750,000 outstanding at December 31, 1996 and 1995) represents a one-tenth ownership interest in a share of Series C preferred stock.

    Each share of Series B preferred stock (12,044 shares issued and outstanding at December 31, 1996 and 1995) bears cumulative cash dividends of $2,312.50 or $2.3125 per Series B depositary share per annum, payable quarterly in arrears. RJRN Holdings may redeem Series B preferred stock on or after August 19, 1998 resulting in the redemption of the Series B depositary shares at $25 per Series B depositary share plus accrued and unpaid dividends.

    Each share of Series C preferred stock bears cumulative cash dividends of $6.012 or $.6012 per Series C depositary share per annum, payable quarterly in arrears. Each share of Series C preferred stock will mandatorily convert into two shares of common stock on May 15, 1997, subject to adjustment, plus accrued and unpaid dividends. In addition, RJRN Holdings may redeem Series C preferred stock resulting in the redemption of the Series C depositary shares at a redemption price to be paid in shares of common stock, plus accrued and unpaid dividends.

    RJRN Holdings and its subsidiaries sponsor a defined contribution plan in which matching contributions to eligible employees are made in the form of ESOP preferred stock. Every five shares of ESOP preferred stock (14,558,920 and 14,990,677 shares issued and outstanding at December 31, 1996 and 1995, respectively) is generally convertible into one share of common stock of RJRN Holdings, and bears cumulative dividends at 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears. The ESOP preferred stock is redeemable at the option of RJRN Holdings on or after April 10, 1999 at an initial redemption price of $16.25 per share. The redemption price declines thereafter to $16 per share on April 10, 2001, plus accrued and unpaid dividends. RJRN Holdings matches $.50 for every pre-tax dollar contributed by each eligible employee, up to a maximum of 6% of the employee's pay. The shares of ESOP preferred stock are allocated to employees at either a floor value of $16 per share or the fair market value of one-fifth of a share of common stock, whichever is higher. Unallocated shares totalled 6,423,948 and 8,585,461 at December 31, 1996 and 1995, respectively. During 1996, 1995 and 1994, approximately $28 million, $23 million and $22 million, respectively, was contributed to the ESOP by RJRN Holdings and approximately $18 million, $19 million and $19 million, respectively, of ESOP dividends were used to service the ESOP's debt to RJRN Holdings that was incurred in connection with the initial formation of the ESOP.

    The completion in January 1995 of Nabisco Holdings' initial public offering of 51,750,000 shares of its Class A common stock (par value $.01 per share at an initial offering price of $24.50 per share) reduced RJRN's proportionate economic interest in Nabisco Holdings from 100% to approximately 80.5%. An adjustment to paid-in capital of $401 million was recorded to reflect an increase in the carrying amount of RJRN's investment in Nabisco Holdings for the difference between the initial public offering price and the book value of Nabisco Holdings at the time of the offering.

    In March 1996, RJRN Holdings adopted a share repurchase objective of approximately 10 million shares of common stock over the next several years based upon the achievement of performance targets. During 1996, RJRN Holdings repurchased 3,377,300 shares of common stock for approximately $100 million.

NOTE 12--STOCK PLANS

    RJRN Holdings' 1989 stock plan provides for grants of options to purchase common stock of RJRN Holdings to non-employee directors, directors and key employees. A maximum of 6,000,000 shares may be issued under this plan. The options granted under the plan generally vest over three years, are separately exercisable for primarily ten years from the date of grant, and the exercise price is generally the fair market value of the stock at the grant date.

    RJRN Holdings' 1990 long-term incentive plan ("LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants to key employees. A maximum of 21,000,000 shares of common stock of RJRN Holdings may be issued under the LTIP. The options granted under the plan generally vest over three years, are exercisable for 10-15 years from date of grant, and the exercise price is generally the fair market value of the stock at the grant date. As of December 31, 1996, purchase stock, stock options other than incentive stock options, restricted stock and other stock-based grants have been granted under the LTIP.

    In 1995, employees of RJRN Holdings and its non-Nabisco subsidiaries surrendered 8,378,449 options in exchange for a new grant of options under the LTIP. These options are fully vested but are not exercisable for three years thereafter. Also in 1995, certain key employees were granted premium options to purchase shares of RJRN Holdings' common stock. These options had an exercise price that was 10% above the fair market value on the date of the grant. In connection with purchase stock grants awarded under the LTIP, 16,529 shares of common stock of RJRN Holdings were purchased during 1995 and options to purchase a specific number of shares were granted upon the optionee purchasing such shares of common stock. During 1996, 1995 and 1994, 35,000 shares, 30,000 shares and 884,100 shares, respectively, of RJRN Holdings' common stock were awarded in connection with restricted stock grants. These shares are subject to restrictions that generally lapse three years from the date of grant. Other stock-based awards were made in 1996, 1995 and 1994 under the LTIP to individuals who previously acquired certain purchase stock. Under this program, such individuals received grants of common stock or cash at RJRN Holdings' election on either three or four annual grant dates beginning July 1994 and ending either July 1, 1996 or July 1, 1997 at market prices calculated based upon a formula developed by RJRN Holdings.

    The changes in stock options under RJRN Holdings' stock plans are as follows:

                                                               1996                       1995                     1994
                                                     -------------------------  ------------------------  ----------------------
                                                                   WEIGHTED-
                                                                    AVERAGE
                                                                   EXERCISE                   EXERCISE                EXERCISE
                                                      OPTIONS        PRICE        OPTIONS       PRICE      OPTIONS      PRICE
                                                     ----------  -------------  -----------  -----------  ---------  -----------
Balance at beginning of year:
  Stock Option Plan................................   1,274,621    $   26.55      3,754,672  $25.00-52.25 4,648,022  $25.00-52.25
  Long Term Incentive Plan.........................  13,581,314        28.57     12,411,651  22.60-57.80  12,926,527 22.60-57.80
Options granted:
  Stock Option Plan................................      74,456        31.10         14,400        30.00     32,160        34.40
  Long Term Incentive Plan.........................   3,717,991        34.64     12,823,060  26.88-32.25    355,400  27.50-37.20
Options exercised:
  Stock Option Plan................................    (458,728)       25.04       (153,960)       25.00   (918,947) 25.00-28.75
  Long Term Incentive Plan.........................    (136,384)       27.85        (14,137) 22.82-29.69     (7,171)       27.80
Options cancelled:
  Stock Option Plan................................      (2,280)       25.74     (2,340,491) 25.00-34.38     (6,563) 25.00-56.25
  Long Term Incentive Plan.........................    (267,667)       31.46    (11,639,260) 22.82-54.69   (863,105) 27.80-50.65
                                                     ----------                 -----------               ---------
Balance at end of year:
  Stock Option Plan................................     888,069        25.66      1,274,621  25.00-52.25  3,754,672  25.00-52.25
  Long Term Incentive Plan.........................  16,895,254        29.74     13,581,314  22.60-57.80  12,411,651 22.60-57.80
                                                     ----------                 -----------               ---------
                                                     17,783,323        29.54     14,855,935  22.60-57.80  16,166,323 22.60-57.80
                                                     ----------                 -----------               ---------
                                                     ----------                 -----------               ---------

    In 1994, Nabisco Holdings adopted a long-term incentive plan which is substantially similar to the LTIP except that stock-based awards are denominated in shares of Class A common stock of Nabisco Holdings. In 1995, employees of Nabisco Holdings with outstanding stock options granted under RJRN Holdings' stock plans exchanged 4,968,214 (including Mr. Harper's exchange discussed below) of these options for options in the Nabisco Holdings' stock plan. Charles
M. Harper, then chairman of the board of directors of Nabisco Holdings, was permitted to surrender 50% of his outstanding LTIP options in exchange for options in the Nabisco Holdings' stock plan. Also in 1995, employees of RJRN Holdings with outstanding stock options under RJRN Holdings' stock plans exchanged 264,989 of these options for options under the Nabisco Holdings' stock plan. The Nabisco Holdings' stock options granted (5,971,858) in exchange for the cancellation of RJRN Holdings' stock options are fully vested; however, such Nabisco Holdings' stock options may not be exercised for three years thereafter. During 1995, RJRN Holdings also purchased one-half of Mr. Harper's restricted LTIP purchase shares (62,222 shares) at the then fair market value ($28.125 per share). Such proceeds were used to acquire similarly restricted shares of Nabisco Holdings' Class A common stock. In 1996, 14,672 shares of Nabisco Holdings' Class A common stock were awarded under Nabisco Holdings' stock plan as restricted stock.

    The changes in stock options under Nabisco Holdings' stock plan are as follows:

                                                                        1996
                                                              -------------------------
                                                                             WEIGHTED-              1995
                                                                              AVERAGE    --------------------------
                                                                             EXERCISE                   EXERCISE
                                                                OPTIONS        PRICE      OPTIONS        PRICE
                                                              ------------  -----------  ----------  --------------
Balance at beginning of year................................     8,909,663   $   26.77       --            --
Options granted.............................................     3,114,200       33.83    9,043,263  $  24.50-29.38
Options cancelled...........................................      (295,982)      29.73     (133,600)    27.38-29.00
                                                              ------------               ----------
Balance at end of year......................................    11,727,881       28.57    8,909,663     24.50-29.38
                                                              ------------               ----------
                                                              ------------               ----------

    Additional information for 1996 with respect to options under RJRN Holdings' and Nabisco Holdings' stock plans are as follows:

                                                                                     RJRN            NABISCO
                                                                                   HOLDINGS          HOLDINGS
                                                                                ---------------  ----------------
  Option price range at end of year...........................................    $22.815-52.50     $24.50-39.125
  Options exercisable at end of year..........................................        4,618,935              None
  Shares of common stock available for future grant...........................        3,680,316         4,872,119
  Weighted-average grant date fair value of options granted during year under
    the Black-Scholes option pricing model....................................            $7.06            $11.00
  Weighted-average exercise price of options exercisable at end of year.......           $30.46    Not applicable
  Weighted-average remaining contractual life of outstanding options at end of
    year......................................................................       11.5 years        12.1 years

    RJRN Holdings and its subsidiaries recognize and measure compensation costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1996 and 1995, RJRN Holdings' net income and earnings per share would have been as follows:

                                                                             1996                       1995
                                                                  --------------------------  ------------------------
                                                                   AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                                                                  -------------  -----------  -----------  -----------
Net income (in millions)........................................    $     611          $591         $611         $542
Earnings per share..............................................  $       1.74        $1.68        $1.53        $1.32

    The 1995 pro forma disclosures reflect the surrender and exchange of RJRN Holdings' options for options under the LTIP or under Nabisco Holdings' stock option plan.

    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                                   1996                      1995
                                                                         ------------------------  ------------------------
                                                                            RJRN        NABISCO       RJRN        NABISCO
                                                                          HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS
                                                                         -----------  -----------  -----------  -----------
Dividend yield.........................................................         5.3%         1.9%         5.5%         1.9%
Expected volatility....................................................          29%          24%          29%          27%
Risk-free interest rate................................................         6.2%         6.4%         5.3%         6.8%
Expected option lives (years)..........................................           5            7            5           11

    For restricted stock awards granted, the market price of the stock at the date the award is granted is used to measure the fair value of the award. The weighted-average grant date fair value of restricted stock granted during 1996 for RJRN Holdings and Nabisco Holdings was $30.36 and $32.41, respectively.

    Total compensation costs recognized for stock-based compensation plans during 1996 amounted to approximately $1 million.

NOTE 13--RETIREMENT BENEFITS

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

    A summary of the components of pension expense is as follows (Dollars in millions):

YEARS ENDED DECEMBER 31                                                          1996           1995           1994
---------------------------------------------------------------------------  -------------  -------------  -------------
Defined benefit pension plans:
  Service cost--benefits earned during the period..........................    $      96      $      69      $      97
  Interest cost on projected benefit obligation............................          281            265            256
  Less actual return on plan assets........................................         (445)          (555)           (17)
  Net amortization and deferral............................................          159            308           (245)
                                                                                   -----          -----          -----
      Total................................................................           91             87             91
Multi-employer and other defined contribution plans........................           42             39             36
                                                                                   -----          -----          -----
      Total pension expense................................................    $     133      $     126      $     127
                                                                                   -----          -----          -----
                                                                                   -----          -----          -----

    The principal plans used the following actuarial assumptions for accounting purposes:

                                                                   U.S. PLANS                FOREIGN PLANS
                                                              --------------------  --------------------------------
DECEMBER 31                                                     1996       1995          1996             1995
------------------------------------------------------------  ---------  ---------  ---------------  ---------------
Weighted-average discount rate..............................       7.5%         7%       4%-9%           4.5%-9%
Rate of increase in compensation levels.....................         5%         5%       3%-5%           3%-5.5%
Expected long-term rate of return on assets.................       9.5%       9.5%    4.75%-8.5%          5%-9%

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 for U.S. defined benefit pension plans (Dollars in millions):

                                                                                   U.S. PLANS
                                                    ------------------------------------------------------------------------
                                                                   1996                                 1995
                                                    ----------------------------------  ------------------------------------

                                                      PLANS WHOSE       PLANS WHOSE        PLANS WHOSE        PLANS WHOSE
                                                    ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED      ACCUMULATED
                                                      ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED     BENEFITS EXCEEDED
                                                       BENEFITS           ASSETS            BENEFITS            ASSETS
                                                    ---------------  -----------------  -----------------  -----------------
Actuarial present value of:
  Vested benefits.................................     $   3,032         $     120          $     216          $   2,823
  Non-vested benefits.............................            32                 3                 16                 23
                                                          ------            ------              -----             ------
  Accumulated benefit obligation..................         3,064               123                232              2,846
  Effect of future salary increases...............           301                14                 29                355
                                                          ------            ------              -----             ------
  Projected benefit obligation....................         3,365               137                261              3,201
Plan assets at fair market value..................         3,172                17                254              2,704
                                                          ------            ------              -----             ------
Plan assets in excess of (less than) projected
  benefit obligation..............................          (193)             (120)                (7)              (497)
Unrecognized net (gain) loss......................           (65)               41                  6                157
Unrecognized prior service cost...................            (5)               (6)                 1                (15)
Adjustment required to recognize minimum pension
  liability.......................................            --               (21)                --                (20)
                                                          ------            ------              -----             ------
Net pension assets (liabilities) recognized in the
  consolidated balance sheets.....................     $    (263)        $    (106)         $      --          $    (375)
                                                          ------            ------              -----             ------
                                                          ------            ------              -----             ------

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1996 and 1995 for foreign defined benefit pension plans (Dollars in millions):

                                                                                 FOREIGN PLANS
                                                    ------------------------------------------------------------------------
                                                                   1996                                 1995
                                                    ----------------------------------  ------------------------------------

                                                      PLANS WHOSE       PLANS WHOSE        PLANS WHOSE        PLANS WHOSE
                                                    ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED      ACCUMULATED
                                                      ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED     BENEFITS EXCEEDED
                                                       BENEFITS           ASSETS            BENEFITS            ASSETS
                                                    ---------------  -----------------  -----------------  -----------------
Actuarial present value of:
  Vested benefits.................................     $     283         $     105          $     154          $     231
  Non-vested benefits.............................             2                29                  6                 30
                                                          ------            ------              -----             ------
  Accumulated benefit obligation..................           285               134                160                261
  Effect of future salary increases...............            27                38                 46                 51
                                                          ------            ------              -----             ------
  Projected benefit obligation....................           312               172                206                312
Plan assets at fair market value..................           331                 3                178                127
                                                          ------            ------              -----             ------
Plan assets in excess of (less than) projected
  benefit obligation..............................            19              (169)               (28)              (185)
Unrecognized net (gain) loss......................           (21)               11                 13                 31
Unrecognized prior service cost...................            10                --                 --                  8
Transition amount.................................            (6)               11                 (6)                13
Adjustment required to recognize minimum pension
  liability.......................................            --                (2)                --                 (2)
                                                          ------            ------              -----             ------
Net pension assets (liabilities) recognized in the
  consolidated balance sheets.....................     $       2         $    (149)         $     (21)         $    (135)
                                                          ------            ------              -----             ------
                                                          ------            ------              -----             ------

    At December 31, 1996, approximately 95% of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income producing investments.

    In addition to providing pension benefits, RJRN provides certain health care and life insurance benefits for retired employees and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for RJRN and its subsidiaries.

    Net postretirement health and life insurance benefit costs consisted of the following (Dollars in millions):

YEARS ENDED DECEMBER 31                                                       1996               1995               1994
----------------------------------------------------------------------  -----------------  -----------------  -----------------
Service cost--benefits earned during the period.......................      $      16          $      18          $      17
Interest cost on accumulated postretirement benefit obligation........             64                 62                 62
                                                                                  ---                ---                ---
  Net postretirement health care and life insurance costs.............      $      80          $      80          $      79
                                                                                  ---                ---                ---
                                                                                  ---                ---                ---

    Postretirement health and life insurance benefit plans currently are not funded. The status of the plans at December 31, 1996 and 1995 was as follows (Dollars in millions):

                                                                                                   1996       1995
                                                                                                 ---------  ---------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees.....................................................................................  $     697  $     696
  Fully eligible active plan participants......................................................        131        124
  Other active plan participants...............................................................        265        255

Unrecognized actuarial amounts.................................................................        (95)       (62)
                                                                                                 ---------  ---------
Accrued postretirement health care and life insurance costs....................................  $     998  $   1,013
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7% in 1996 and 6.5% in 1997 gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1996 and the aggregate of the service and interest cost components of the net postretirement benefit cost for the year then ended by approximately $59 million and $5 million, respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.5% and 7% as of December 31, 1996 and 1995, respectively.

NOTE 14--SEGMENT INFORMATION

    INDUSTRY SEGMENT DATA

    RJRN Holdings is a holding company whose subsidiaries are engaged principally in the manufacture, distribution and sale of tobacco products, cookies, crackers and other food products. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world including Europe, the Middle East, Africa, Asia, the former Soviet Union and Canada. RJRN's 80.5% owned subsidiary, Nabisco Holdings, manufactures and markets cookies, crackers, non-chocolate candy and gum products, nuts and snacks, various margarines and spreads and other specialty products under several brand names in the United States, Canada, Europe, Asia and Latin America. See Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of RJRN Holdings' operations.

    Summarized financial information for these operations is shown in the following tables (Dollars in millions):

YEARS ENDED DECEMBER 31                                                              1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales:
  Tobacco........................................................................  $   8,174  $   7,714  $   7,667
  Food...........................................................................      8,889      8,294      7,699
                                                                                   ---------  ---------  ---------
    Consolidated net sales.......................................................  $  17,063  $  16,008  $  15,366
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating income:
  Tobacco........................................................................  $   1,845  $   1,500  $   1,801
  Food...........................................................................        474        902        887
  Headquarters...................................................................        (67)       (64)      (138)
                                                                                   ---------  ---------  ---------
    Consolidated operating income................................................  $   2,252  $   2,338  $   2,550
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Capital expenditures:
  Tobacco........................................................................  $     304  $     231  $     215
  Food...........................................................................        437        513        455
                                                                                   ---------  ---------  ---------
    Consolidated capital expenditures............................................  $     741  $     744  $     670
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Depreciation expense:
  Tobacco........................................................................  $     217  $     236  $     228
  Food...........................................................................        270        244        218
  Headquarters...................................................................          2          2          8
                                                                                   ---------  ---------  ---------
    Consolidated depreciation expense............................................  $     489  $     482  $     454
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

DECEMBER 31                                                                               1996       1995
--------------------------------------------------------------------------------------  ---------  ---------
Assets:
  Tobacco.............................................................................  $  18,952  $  19,226
  Food................................................................................     12,235     12,239
  Headquarters(1).....................................................................        102         53
                                                                                        ---------  ---------
    Consolidated assets...............................................................  $  31,289  $  31,518
                                                                                        ---------  ---------
                                                                                        ---------  ---------

------------------------

(1) Cash and cash equivalents for the domestic tobacco operations are included in Headquarters' assets.

    GEOGRAPHIC DATA

    The following tables show certain financial information relating to continuing operations in various geographic areas (Dollars in millions):

YEARS ENDED DECEMBER 31                                                              1996       1995       1994
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales:
  United States (including U.S. export sales)....................................  $  11,140  $  11,295  $  11,144
  Europe.........................................................................      2,379      2,184      1,934
  Other geographic areas.........................................................      3,927      3,261      3,039
  Less transfers between geographic areas(1).....................................       (383)      (732)      (751)
                                                                                   ---------  ---------  ---------
    Consolidated net sales.......................................................  $  17,063  $  16,008  $  15,366
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating income:
  United States..................................................................  $   1,606  $   1,749  $   2,090
  Europe.........................................................................        274        299        272
  Other geographic areas.........................................................        439        354        326
  Headquarters...................................................................        (67)       (64)      (138)
                                                                                   ---------  ---------  ---------
    Consolidated operating income................................................  $   2,252  $   2,338  $   2,550
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

DECEMBER 31                                                                                  1996       1995
-----------------------------------------------------------------------------------------  ---------  ---------
Assets:
  United States..........................................................................  $  24,860  $  25,631
  Europe.................................................................................      2,607      2,663
  Other geographic areas.................................................................      3,720      3,171
  Headquarters(2)........................................................................        102         53
                                                                                           ---------  ---------
    Consolidated assets..................................................................  $  31,289  $  31,518
                                                                                           ---------  ---------
                                                                                           ---------  ---------

------------------------

(1) Transfers between geographic areas are generally made at fair market value.

(2) Cash and cash equivalents for the domestic tobacco operations are included in Headquarters' assets.

NOTE 15--ADDITIONAL INFORMATION

(DOLLARS IN MILLIONS)
YEARS ENDED DECEMBER 31                                                                  1996       1995       1994
-------------------------------------------------------------------------------------  ---------  ---------  ---------
  Advertising expense................................................................       $544       $496       $477
  Research and development expense...................................................        191        229        211
  Rent expense.......................................................................        167        163        153

NOTE 16--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations and per share data for 1996 and 1995:

(DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1996(1)
  Net sales.................................................................  $   3,886  $   4,203  $   4,349  $   4,625
  Operating income..........................................................        640        237        683        692
  Income (loss) before extraordinary item...................................        198        (27)       225        215
  Net income (loss).........................................................        198        (27)       225        215
  Per share data:(2)
    Net income (loss).......................................................  $     .57  $    (.11) $     .66  $     .63
    Common stock dividends declared.........................................      .4625      .4625      .4625      .4625
    Market price of common stock
      --high................................................................  $  35 1/4  $  34 1/2  $  32 3/8  $  34 5/8
      --low.................................................................         29         29     25 1/8     25 3/4

                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1995(1)
  Net sales.................................................................  $   3,540  $   4,081  $   4,063  $   4,324
  Operating income..........................................................        620        644        641        433
  Income before extraordinary item..........................................        198        153        232         44
  Net income................................................................        198        153        216         44
  Per share data:(2)
    Income before extraordinary item........................................  $     .51  $     .37  $     .61  $     .10
    Net income..............................................................        .51        .37        .56        .10
    Common stock dividends declared.........................................       .375       .375       .375       .375
    Market price of common stock
      --high................................................................  $  32 1/2  $  31 1/4  $  33 1/4  $  33 3/8
      --low.................................................................         25     25 1/4     26 3/8     27 7/8

------------------------

(1) The second quarter of 1996 includes $428 million ($241 million after-tax, net of minority interest) of restructuring expense at the food operations. The second quarter of 1995 includes $103 million ($67 million after-tax) of expenses relating to certain debt exchanges by RJRN and Nabisco. The fourth quarter of 1995 includes $154 million ($104 million after-tax) of restructuring expenses at the tobacco operations.

(2) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

                          ----------------------------

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Administrative expenses.............................................    $      --      $      --      $     (12)
Interest and debt expense...........................................          (98)           (29)            --
Other income (expense), net.........................................            6              2             11
                                                                      -------------  -------------  -------------
      Loss before income taxes......................................          (92)           (27)            (1)
Benefit for income taxes............................................          (34)           (15)            (3)
                                                                      -------------  -------------  -------------
      Income (loss) before equity in income from subsidiaries.......          (58)           (12)             2
Equity in income from subsidiaries, net of income taxes.............          669            639            762
                                                                      -------------  -------------  -------------
      Income before extraordinary item..............................          611            627            764
Extraordinary item--loss on early extinguishments of subsidiaries'
  debt, net of income taxes.........................................           --            (16)          (245)
                                                                      -------------  -------------  -------------
      Net income....................................................    $     611      $     611      $     519
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................    $     611      $     611      $     519
                                                                      -------------  -------------  -------------
  Adjustments to reconcile net income to net cash flows from (used
    in) operating activities:
    Deferred income tax provision (benefit).........................           (6)             1             62
    Extraordinary item..............................................           --             29            377
    Equity in income from subsidiaries,
      net of income taxes...........................................         (669)          (639)          (762)
    Other, net......................................................           (2)           (36)          (161)
                                                                      -------------  -------------  -------------
        Total adjustments...........................................         (677)          (645)          (484)
                                                                      -------------  -------------  -------------
    Net cash flows from (used in) operating activities..............          (66)           (34)            35
                                                                      -------------  -------------  -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Dividends received from subsidiary................................        1,108            267             42
  Investment in subsidiary..........................................           --             --         (1,680)
                                                                      -------------  -------------  -------------
    Net cash flows from (used in) investing activities..............        1,108            267         (1,638)
                                                                      -------------  -------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repurchase of common stock........................................         (100)            --             --
  Proceeds from issuance of Series C preferred stock................           --             --          1,734
  Dividends paid on common and preferred stock......................         (686)          (583)          (395)
  Financing and advisory fees paid..................................           --             --            (54)
  Other, net--including intercompany transfers......................         (257)           338            322
                                                                      -------------  -------------  -------------
    Net cash flows from (used in) financing activities..............       (1,043)          (245)         1,607
                                                                      -------------  -------------  -------------
    Net change in cash and cash equivalents.........................           (1)           (12)             4
Cash and cash equivalents at beginning of period....................            2             14             10
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of period..........................    $       1      $       2      $      14
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1996           1995
                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................    $       1      $       2
  Accounts and notes receivable, net...............................................            5              7
                                                                                     -------------  -------------
        TOTAL CURRENT ASSETS.......................................................            6              9
                                                                                     -------------  -------------
Investment in subsidiaries.........................................................       11,702         12,182
Other assets.......................................................................           23              1
                                                                                     -------------  -------------
                                                                                       $  11,731      $  12,192
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................    $     158      $     159
  Income taxes accrued.............................................................           24             --
                                                                                     -------------  -------------
        TOTAL CURRENT LIABILITIES..................................................          182            159
                                                                                     -------------  -------------
Intercompany payable, net..........................................................          355            651
Deferred income taxes..............................................................           63             70
Junior subordinated debentures.....................................................          983            983
Commitments and contingencies (note C)

Stockholders' equity:
  Series C convertible preferred stock.............................................            3              3
  Other preferred stock............................................................          534            541
  Common stock--(1996--273,574,308 shares issued, 1995--272,807,942 shares
    issued)........................................................................            3              3
  Paid-in capital..................................................................       10,038         10,110
  Retained earnings................................................................           --             --
  Cumulative translation adjustments...............................................         (221)          (176)
  Treasury stock, at cost..........................................................         (100)            --
  Other stockholders' equity.......................................................         (109)          (152)
                                                                                     -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY.................................................       10,148         10,329
                                                                                     -------------  -------------
                                                                                       $  11,731      $  12,192
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 8 to the consolidated financial statements.

NOTE B--JUNIOR SUBORDINATED DEBENTURES

    See note 8 to the consolidated financial statements for information regarding the issuance of the junior subordinated debentures.

    RJRN Holdings' obligations under the junior subordinated debentures are unsecured and subordinate to all senior indebtedness of RJRN Holdings, but junior to all future stock issuances and stock guarantees. As of December 31, 1996, RJRN Holdings had no senior indebtedness other than its guarantee of RJRN's obligations under RJRN's credit agreements. RJRN Holdings' guarantees all distributions made by its subsidiary trust, subordinate to any distributions to any senior debenture holders and junior subordinated debenture holders.

    Interest on the junior subordinated debentures is payable quarterly in arrears. The junior subordinated debentures may be redeemed by RJRN Holdings on or after August 19, 1998 and mature in December, 2044. Covenants applicable to the junior subordinated debentures limit RJRN Holdings' ability to enter into certain capital stock transactions, among other things, if RJRN Holdings is in default of any payments or guarantees with respect to the junior subordinated debentures.

NOTE C--COMMITMENTS AND CONTINGENCIES

    RJRN Holdings has guaranteed the indebtedness of RJRN under RJRN's credit facilities.

    For disclosure of additional contingent liabilities, see note 9 to the consolidated financial statements.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

                                                                       YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Administrative expenses.............................................    $      (5)     $      --      $     (99)
Interest and debt expense...........................................         (454)          (614)        (1,009)
Other income (expense), net.........................................          956            923          1,153
                                                                      -------------  -------------  -------------
      Income before income taxes....................................          497            309             45
Provision (benefit) for income taxes................................          169             80            (17)
                                                                      -------------  -------------  -------------
Income before equity in income from subsidiaries....................          328            229             62
Equity in income from subsidiaries, net of income taxes.............          338            409            700
                                                                      -------------  -------------  -------------
      Income before extraordinary item..............................          666            638            762
Extraordinary item-loss on early extinguishments of debt, net of income taxes (including equity in extraordinary loss from
  subsidiary of $16 million for 1995)...............................           --            (16)          (245)
                                                                      -------------  -------------  -------------
Net income..........................................................    $     666      $     622      $     517
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                    YEAR ENDED        YEAR ENDED       YEAR ENDED
                                                                   DECEMBER 31,      DECEMBER 31,     DECEMBER 31,
                                                                       1996              1995             1994
                                                                   -------------  ------------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income.....................................................    $     666        $      622        $     517
                                                                   -------------         -------      -------------
  Adjustments to reconcile net income to net cash flows from
    (used in) operating activities:
    Deferred income tax (benefit)................................           (8)             (146)             (56)
    Extraordinary item...........................................           --                29              377
    Equity in income from subsidiaries,
      net of income taxes........................................         (338)             (409)            (700)
    Other, net...................................................           20              (288)            (258)
                                                                   -------------         -------      -------------
        Total adjustments........................................         (326)             (814)            (637)
                                                                   -------------         -------      -------------
    Net cash flows from (used in) operating activities...........          340              (192)            (120)
                                                                   -------------         -------      -------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Dividends received from subsidiary.............................          125                58           --
  Capital expenditures...........................................           (1)               --               (1)
                                                                   -------------         -------      -------------
    Net cash flows from (used in) investing activities...........          124                58               (1)
                                                                   -------------         -------      -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of other long-term debt.................           --               666               --
  Repayments of other long-term debt.............................         (118)             (800)          (4,648)
  Increase (decrease) in short-term borrowings...................           53            (2,390)           1,512
  Financing and advisory fees paid...............................           --               (29)              (6)
  Dividends paid to parent.......................................       (1,108)             (267)             (42)
  Other, net--including intercompany transfers...................          717             2,919            3,294
                                                                   -------------         -------      -------------
    Net cash flows from (used in) financing activities...........         (456)               99              110
                                                                   -------------         -------      -------------
    Net change in cash and cash equivalents......................            8               (35)             (11)
Cash and cash equivalents at beginning of period.................            5                40               51
                                                                   -------------         -------      -------------
Cash and cash equivalents at end of period.......................    $      13        $        5        $      40
                                                                   -------------         -------      -------------
                                                                   -------------         -------      -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                     DECEMBER 31,   DECEMBER 31,
                                                                                         1996           1995
                                                                                     -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................    $      13      $       5
  Accounts and notes receivable....................................................           63             81
  Prepaid expenses.................................................................            1              2
                                                                                     -------------  -------------
        TOTAL CURRENT ASSETS.......................................................           77             88
                                                                                     -------------  -------------
Intercompany receivable, net.......................................................       11,248         11,944
Investment in subsidiaries.........................................................        6,067          5,962
Property, plant and equipment, net.................................................            6              8
Other assets.......................................................................           72             86
                                                                                     -------------  -------------
                                                                                       $  17,470      $  18,088
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................    $     184      $     264
  Current maturities of long-term debt.............................................           24            117
  Income taxes accrued.............................................................           43             36
                                                                                     -------------  -------------
        TOTAL CURRENT LIABILITIES..................................................          251            417
                                                                                     -------------  -------------
Long-term debt (less current maturities)...........................................        4,928          4,945
Other noncurrent liabilities.......................................................           71             16
Deferred income taxes..............................................................          551            557
Commitments and contingencies (note B)
Stockholder's equity:
  Paid-in capital..................................................................       11,890         11,958
  Retained earnings................................................................           --            371
  Cumulative translation adjustments...............................................         (221)          (176)
                                                                                     -------------  -------------
        TOTAL STOCKHOLDER'S EQUITY.................................................       11,669         12,153
                                                                                     -------------  -------------
                                                                                       $  17,470      $  18,088
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 8 to the consolidated financial statements.

NOTE B--COMMITMENTS AND CONTINGENCIES

    For disclosure of contingent liabilities, see note 9 to the consolidated financial statements.

                                 EXHIBIT INDEX

    (a) Exhibits

  EXHIBIT
    NO.
-----------

    3.1(a)   Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco Holdings Corp. as
             amended to and including April 12, 1995 (incorporated by reference to Exhibit 3.1(a) of the Quarterly
             Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended
             March 31, 1993, filed April 30, 1993 (the "First Quarter 1993 Form 10-Q")).

    3.1(b)   Certificate of Retirement of certain shares of Series B Cumulative Preferred Stock, filed October 11,
             1995 (incorporated by reference to Exhibit 3.1(m) of the Registrants' Annual Report on Form 10-K for
             the fiscal year ended December 31, 1995, File No.'s I-10215 and I-6388, filed on February 22, 1996
             (the "1995 Form 10-K")).

    3.2      RJR Nabisco Holdings Corp. By-Laws as Amended Effective December 5, 1995 (incorporated by reference to Exhibit 3.2(d) of the 1995 Form 10-K).

    3.3      A composite of the Certificate of Incorporation of RJR Nabisco, Inc., as amended to May 13, 1994
             (incorporated by reference to Exhibit 3.3(d) of the Registrants' Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994, File No.'s I- 10215 and I-6388 filed on February 23, 1995 (the
             "1994 Form 10-K")).

    3.4      RJR Nabisco, Inc. By-Laws as Amended Effective December 5, 1995 (incorporated by reference to the
             Exhibit 3.4(b) of the 1995 Form 10-K).

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

  EXHIBIT
    NO.
-----------
    4.9      The Registrants agree to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Commission upon request.

   10.1      Credit Agreement (the "Three Year Credit Agreement"), dated as of April 28, 1995, among RJR Nabisco
             Holdings Corp., RJR Nabisco, Inc. and various lending institutions (incorporated by reference to
             Exhibit 10.1 to the Second Quarter 1995 Form 10-Q).

   10.2      Credit Agreement (the "364 Day Credit Agreement"), dated as of April 28, 1995, among RJR Nabisco
             Holdings Corp., RJR Nabisco, Inc. and various lending institutions (incorporated by reference to
             Exhibit 10.2 to the Second Quarter 1995 Form 10-Q).

   10.3      Agreement and Waiver to the Three Year Credit Agreement and the 364 Day Credit Agreement, dated as of
             July 27, 1995 (incorporated by reference to Exhibit 10.5 to the Second Quarter 1995 Form 10-Q).

   10.4      First Amendment, dated as of September 12, 1995, to the Three Year Credit Agreement and the 364 Day
             Credit Agreement (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of
             RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended September 30, 1995 (the
             "Third Quarter 1995 Form 10-Q)).

   10.5      Second Amendment, dated as of June 3, 1996, to the 364 Day Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the Second Quarter
             ended June 30, 1996, filed July 31, 1996 (the "Second Quarter 1996 Form 10-Q")).

  *10.6      Second Amendment to the Three Year Credit Agreement and Third Amendment to the 364 Day Credit
             Agreement dated as of January 31, 1997.

  *10.7      Credit Agreement (the "Five Year Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco Holdings Corp., Nabisco, Inc., and Bankers Trust Company, The Chase Manhattan Bank, Citibank,
             N.A. and The Fuji Bank, Limited, as Senior Managing Agents and various lending institutions.

  *10.8      Credit Agreement (the "364 Day Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco Holdings Corp., Nabisco, Inc., and Bankers Trust Company, The Chase Manhattan Bank, Citibank,
             N.A. and The Fuji Bank, Limited, as Senior Managing Agents and various lending institutions.

   10.9      Credit Agreement (the "Nabisco Credit Agreement"), dated as of April 28, 1995, among Nabisco Holdings
             Corp., Nabisco, Inc. and various lending institutions (incorporated by reference to Exhibit 4.3 to
             Amendment No. 1 filed June 16, 1995 to the Registration Statement on Form S-3 of Nabisco, Inc.,
             Registration No. 33-93214, filed June 7, 1995).

   10.10     First Amendment to the Nabisco Credit Agreement, dated as of July 24, 1995 (incorporated by reference to Exhibit 10.4 to the Second Quarter 1995 10-Q).

   10.11     Second Amendment, dated as of November 3, 1995, to the Nabisco Credit Agreement (incorporated by reference to Exhibit 10.7 to the 1995 Form 10-K).

   10.12     Credit Agreement (the "Nabisco Commercial Paper Facility"), dated as of November 3, 1995, among
             Nabisco Holdings Corp., Nabisco, Inc. and various lending institutions (incorporated by reference to
             Exhibit 10.8 of the 1995 Form 10-K).

   10.13     Amendments dated as of June 20, 1996 to the Nabisco Credit Agreement and the Nabisco Commercial Paper
             Facility, dated as of April 28, 1995 (incorporated by reference to Exhibit 10.2 to the Second Quarter
             1996 Form 10-Q).

  EXHIBIT
    NO.
-----------
   10.14     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1996; one-year period) (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 1, 1996 (the "First
             Quarter 1996 Form 10-Q")).

   10.15     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1996; three-year period) (incorporated by reference to Exhibit 10.2 of the First Quarter 1996 Form
             10- Q).

   10.16     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-regular) (incorporated by reference to Exhibit 10.3 of the First Quarter 1996
             Form 10-Q).

   10.17     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-insider) (incorporated by reference to Exhibit 10.4 of the First Quarter 1996
             Form 10-Q).

   10.18     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-executive) (incorporated by reference to Exhibit 10.5 of the First Quarter 1996
             Form 10-Q).

   10.19     Amendment to Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-insider) (incorporated by reference to Exhibit 10.5 to the Second
             Quarter 1996 Form 10-Q).

   10.20     Retirement Plan for Directors of RJR Nabisco, Inc. as amended and restated on January 1, 1989
             (incorporated by reference to Exhibit 10(a) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988, file number 1-6388, filed on March 9, 1989, as amended through April 14,
             1989 (the "1988 Form 10-K")).

   10.21     Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement on
             Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April
             5, 1989, as amended (the "Form S-4, Registration No. 33-27894")).

   10.22     Form of Employment Agreement containing Change of Control provision (incorporated by reference to
             Exhibit 10.8 to the Form S-4, Registration No. 33- 27894).

   10.23     Special Addendum to Form of Employment Agreement filed as Exhibit 10.22, dated December 20, 1988
             (incorporated by reference to Exhibit 10(d)(ii) to the 1988 Form 10-K).

   10.24     Form of Agreement containing Gross-Up provisions, dated January 27, 1989 (incorporated by reference to Exhibit 10(d)(iii) to the 1988 Form 10-K).

   10.25     Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A., Trustee, dated
             January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the 1988 Form 10-K).

   10.26     Form of Employment Agreement Without Change of Control provision (incorporated by reference to
             Exhibit 10.16 to the Form S-4, Registration No. 33- 27894).

   10.27     Special Addendum, dated December 20, 1988 (incorporated by reference to Exhibit 10(d)(ii) to the 1988
             Form 10-K).

   10.28     Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and
             Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Form S-4,
             Registration No. 33-27894).

   10.29(a)  Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(g)(ii) to the 1988 Form 10-K).

  EXHIBIT
    NO.
-----------
   10.29(b)  Amendment No. 2 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(g)(iii) to the 1988 Form 10-K).

   10.30     Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
             Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

   10.31     Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988 Form 10- K).

   10.32     Supplemental Benefits Plan of RJR Nabisco, Inc. and Participating Companies, as amended on October
             12, 1988 (incorporated by reference to Exhibit 10.25 to the Form S-4, Registration No. 33-27894).

   10.33(a)  Amendment to Supplemental Benefits Plan, dated November 23, 1988 (incorporated by reference to
             Exhibit 10(k)(ii) to the 1988 Form 10-K).

   10.33(b)  Amendment No. 2 to Supplemental Benefits Plan, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(k)(iii) to the 1988 Form 10-K).

   10.34     Additional Benefits Plan of RJR Nabisco, Inc. and Participating Companies, effective October 12, 1988
             (incorporated by reference to Exhibit 10.28 to the Form S-4, Registration No. 33-27894).

   10.35(a)  Amendment to Additional Benefits Plan, dated October 28, 1988 (incorporated by reference to Exhibit
             10(l)(ii) to the 1988 Form 10-K).

   10.35(b)  Amendment to Additional Benefits Plan, dated November 23, 1988 (incorporated by reference to Exhibit
             10(1)(iii) to the 1988 Form 10-K).

   10.35(c)  Amendment to Additional Benefits Plan No. 3, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(1)(iv) to the 1988 Form 10-K).

   10.36     RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

   10.37(a)  Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 Form 10-K).

   10.37(b)  Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 Form 10-K).

   10.37(c)  Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File
             No.'s I- 10215 and I-6388 filed on February 24, 1994 (the "1993 Form 10-K")).

   10.38     Form of Common Stock Subscription Agreement between RJR Holdings Corp. and the purchaser named therein (incorporated by reference to Exhibit A to Post- Effective Amendment No. 2, filed on August
             21, 1989, to the Form S-1, Registration No. 33-29401 (the "Post-Effective Amendment No. 2 to the Form
             S-1, Registration No. 33-29401")).

   10.39     Form of Non-Qualified Stock Option Agreement between RJR Holdings Corp. and the optionee named therein (incorporated by reference to Exhibit B to Post- Effective Amendment No. 2 to the Form S-1,
             Registration No. 33-29401).

   10.40     Amended and Restated Employment Agreement (dated June 1, 1996) by and between R.J. Reynolds
             International B.V. and Pierre de Labouchere (incorporated by reference to Exhibit 10.1 of to the
             Registrants' Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1996, filed
             November 1, 1996 (the "Third Quarter 1996 Form 10-Q")).

   10.41     Non-Qualified Stock Option Agreement, dated December 31, 1993, between RJR Nabisco Holdings Corp. and
             Charles M. Harper (incorporated by reference to 1993 Form 10-K).

  EXHIBIT
    NO.
-----------
   10.42     Non-Qualified Stock Option Agreement, dated December 31, 1994, between RJR Nabisco Holdings Corp. and
             Charles M. Harper (incorporated by reference to Exhibit 10.18(a) of 1994 Form 10-K).

   10.43     Employment Agreement, dated May 27, 1993, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
             and Charles M. Harper (incorporated by reference to Exhibit 10.1 of the Registrants' Quarterly Report
             on Form 10-Q for the fiscal quarter ended June 30, 1993, filed August 3, 1993 (the "Second Quarter
             1993 Form 10-Q")).

   10.44     Amendment No. 1 dated March 8, 1994 to Employment Agreement dated May 27, 1993 by and among RJR
             Nabisco Holdings Corp., RJR Nabisco, Inc. and Charles M. Harper dated as of March 1, 1994
             (incorporated by reference to Exhibit 10.2 of the Registrants' Quarterly Report on Form 10-Q for the
             fiscal quarter ended March 31, 1994, filed May 12, 1994 (the "First Quarter 1994 Form 10-Q")).

   10.45     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and Charles M. Harper
             (incorporated by reference to Exhibit 10.2 of the Second Quarter 1993 Form 10-Q).

   10.46     First 1995 Amendment (dated February 15, 1995) to Employment Agreement dated May 27, 1993 between RJR
             Nabisco Holdings Corp. and Charles M. Harper (incorporated by reference to Exhibit 10.31 of the 1995
             Form 10-K).

   10.47     Second 1995 Amendment (dated April 13, 1995) to Employment Agreement dated May 27, 1993 between RJR
             Nabisco Holdings Corp. and Charles M. Harper (incorporated by reference to Exhibit 10.32 of the 1995
             Form 10-K).

   10.48     Restated and Amended Employment Agreement (dated December 5, 1995) by and among RJR Nabisco Holdings
             Corp., RJR Nabisco, Inc. and Charles M. Harper (incorporated by reference to Exhibit 10.33 of the
             1995 Form 10-K).

   10.49     Amendment dated April 13, 1995 to Non-Qualified Stock Option Agreements dated May 31, 1993, December
             31, 1993, and December 31, 1994 between RJR Nabisco Holdings Corp. and Charles M. Harper
             (incorporated by reference to Exhibit 10.34 of the 1995 Form 10- K).

   10.50     Non-Qualified Stock Option Agreement dated January 19, 1995 between Nabisco Holdings Corp. and
             Charles M. Harper (incorporated by reference to Exhibit 10.35 of the 1995 Form 10-K).

   10.51     Non-Qualified Stock Option Agreement dated June 13, 1995 between RJR Nabisco Holdings Corp. and
             Charles M. Harper (incorporated by reference to Exhibit 10.36 of the 1995 Form 10-K).

   10.52     Non-Qualified Stock Option Agreement dated December 31, 1995 between RJR Nabisco Holdings Corp. and
             Charles M. Harper (incorporated by reference to Exhibit 10.37 of the 1995 Form 10-K).

   10.53     Engagement Agreement (dated March 3, 1995) between RJR Nabisco Holdings Corp. and Steven F. Goldstone
             (incorporated by reference to Exhibit 10.38 of the 1995 Form 10-K).

   10.54     Employment Agreement (dated October 1, 1995) by and among RJR Nabisco Holdings Corp., RJR Nabisco,
             Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.39 of the 1995 Form 10-K).

   10.55     Amended and Restated Employment Agreement (dated December 5, 1995) by and among RJR Nabisco Holdings
             Corp., and RJR Nabisco, Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.40 of the 1995 Form 10-K).

   10.56     Non-Qualified Stock Option Agreement (dated December 5, 1995) between RJR Nabisco Holdings Corp. and
             Steven. F. Goldstone (incorporated by reference to Exhibit 10.41of the 1995 Form 10-K).

  EXHIBIT
    NO.
-----------
   10.57     Contingent Performance Share Agreement (dated December 5, 1995) between RJR Nabisco Holdings Corp.
             and Steven F. Goldstone (incorporated by reference to Exhibit 10.42 of the 1995 Form 10-K).

   10.58     Secured Promissory Note (dated December 5, 1995) of Steven F. Goldstone in favor of RJR Nabisco
             Holdings Corp. (incorporated by reference to Exhibit 10.43 of the 1995 Form 10-K).

   10.59     1996 Amendment to Employment Agreement dated December 5, 1995 by and among RJR Nabisco Holdings
             Corp., RJR Nabisco, Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.6 of the
             First Quarter 1996 Form 10-Q).

   10.60     Secured Promissory Note (dated May 15, 1996) of Steven F. Goldstone in favor of Nabisco Holdings
             Corp. (incorporated by reference to Exhibit 10.6 to the Third Quarter 1996 Form 10-Q).

   10.61     Amendment dated December 5, 1995 to Employment Agreement between RJR Nabisco Holdings Corp. and
             Andrew J. Schindler (incorporated by reference to Exhibit 10.44 of the Registrants' 1995 Form 10-K).

   10.62     Participation Agreement--RJR Nabisco, Inc. Supplemental Executive Retirement Plan for Andrew J.
             Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 of the Registrants'
             1995 Form 10-K).

   10.63     Amended and Restated Employment Agreement, dated as of September 1, 1993, by and among R.J. Reynolds
             Tobacco Company, R.J. Reynolds Tobacco International Inc., RJR Nabisco Holdings Corp., RJR Nabisco,
             Inc. and Mr. James W. Johnston (incorporated by reference to Exhibit 10.2 to the Registrants'
             Quarterly Report on Form 10-Q for the fiscal year ended September 30, 1993, filed October 29, 1993
             (the "Third Quarter 1993 Form 10-Q")).

   10.64     Letter Agreement dated July 26, 1995, regarding Amended and Restated Employment Agreement with James
             W. Johnston (incorporated by reference to Exhibit 10.46(a) of the 1995 Form 10-K).

   10.65     Letter Agreement dated December 21, 1995, regarding Amended and Restated Employment Agreement with
             James W. Johnston (incorporated by reference to Exhibit 10.46(b) of the 1995 Form 10-K).

   10.66     Letter Agreement dated May 10, 1996, regarding Amended and Restated Employment Agreement with James
             W. Johnston (incorporated by reference to Exhibit 10.3 to the Second Quarter 1996 Form 10-Q).

   10.67     Letter Agreement dated May 31, 1996, regarding Amended and Restated Employment Agreement with James
             W. Johnston (incorporated by reference to Exhibit 10.4 to the Second Quarter 1996 Form 10-Q.)

   10.68     Equity Securities Purchase Agreement dated as of July 15, 1990 between RJR Nabisco Holdings Corp. and
             Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.4 to the Form S-4, Registration
             No. 33-36070).

   10.69     Consulting Agreement, dated February 14, 1995, among RJR Nabisco Holdings Corp., Nabisco Holdings
             Corp. and Eugene R. Croisant (incorporated by reference to Exhibit 10.32 of 1994 Form 10-K).

   10.70     Registration Rights Agreement (Common Stock), dated as of July 15, 1990, between RJR Nabisco Holdings
             Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.5 to the Form S-4,
             Registration No. 33-36070).

   10.71     Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the First Quarter 1993 Form 10-Q).

  EXHIBIT
    NO.
-----------
   10.72     Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and purchaser named therein (1991
             Grant) (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of RJR
             Nabisco Holdings Corp., Registration No. 33-39791, filed on April 5, 1991 (the "Form S-8,
             Registration No. 33-39791")).

   10.73     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(a) to Form
             S-8, Registration No. 33-39791).

   10.74     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1991 Grant) (incorporated by reference to Exhibit 4.4(b) to Form
             S-8, Registration No. 33-39791).

   10.75     Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
             (1991 Grant) (incorporated by reference to Exhibit 4.5 to Form S-8, Registration No. 33-39791).

   10.76     Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1991 Grant)
             (incorporated by reference to Exhibit 10.33(a) to the 1993 Form 10- K).

   10.77     Form of Purchase Stock Agreement between RJR Nabisco Holdings Corp. and the purchaser named therein
             (1992 Grant) (incorporated by reference to Exhibit 10.34 of the 1991 Form 10-K).

   10.78     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/cycle) (incorporated by reference to Exhibit 10.35 of the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1991, File No.'s
             I- 10215 and I-6388, filed on February 25, 1992 (the "1991 Form 10-K")).

   10.79     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the senior executive optionee named therein (1992 Grant/5-year) (incorporated by reference to Exhibit 10.36 of the 1991 Form 10-K).

   10.80     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the executive or management optionee named therein (1992 Grant) (incorporated by reference to Exhibit 10.37 of the
             1991 Form 10-K).

   10.81     Form of Restated Non-Qualified Stock Option Agreement under the 1990 Long Term Incentive Plan, between RJR Nabisco Holdings Corp. and the optionee named therein (incorporated by reference to
             Exhibit 10.38 to the 1993 Form 10-K).

   10.82     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the optionee name therein (1993 Grant) (incorporated by reference to Exhibit 10.39 of the Registrants' Annual Report on
             Form 10-K for the fiscal year ended December 31, 1992, File No.'s I-10215 and I-6388, filed on March
             1, 1993 (the "1992 Form 10-K")).

   10.83     Form of Restricted Stock Agreement under the 1990 Long Term Incentive Plan between RJR Nabisco
             Holdings Corp. and the grantee named therein (1993 Grant) (incorporated by reference to Exhibit 10.1 the March 1993 Form 10-Q).

   10.84     Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
             Nabisco Holdings Corp. and the grantee named therein (3 year) (incorporated by reference to Exhibit
             10.44 to the 1993 Form 10-K).

   10.85     Form of Executive Equity Program Agreement under the 1990 Long Term Incentive Plan, between RJR
             Nabisco Holdings Corp. and the grantee named therein (4 year) (incorporated by reference to Exhibit
             10.45 to the 1993 Form 10-K).

   10.86     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the Consultant named therein (1991 Grant) (incorporated by reference to Exhibit 10.42 of the 1992 Form 10-K).

  EXHIBIT
    NO.
-----------
   10.87     Form of Secured Promissory Note of purchaser named therein in favor of RJR Nabisco Holdings Corp.
             (1992 Grant) (incorporated by reference to Exhibit 10.38 of the 1991 Form 10-K).

   10.88     Form of Amendment and Exchange of Secured Promissory Note, dated July 1, 1993 (1992 Grant)
             (incorporated by reference to Exhibit 10.47(a) to the 1993 Form 10- K).

   10.89     Registration Rights Agreement (Preferred Stock), dated as of July 15, 1990, between RJR Nabisco
             Holdings Corp. and Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.6 to the Form
             S-4, Registration No. 33-36070).

   10.90     Preferred Stock Exchange Agreement dated as of October 1, 1990 between RJR Nabisco Holdings Corp. and
             Whitehall Associates, L.P. (incorporated by reference to Exhibit 4.8 to the Form S-4, Registration
             No. 33-36070).

   10.91     Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp.
             dated as of October 4, 1994 (incorporated by reference to Exhibit 10.55 of 1994 Form 10-K).

   10.92     Amended and Restated Deferred Compensation Plan for RJR Directors (dated as of September 1, 1996)
             (incorporated by reference to Exhibit 10.2 of the Third Quarter 1996 Form 10-Q)

   10.93     Amended and Restated Equity Incentive Award Plan for Directors and Key Employees of RJR Nabisco
             Holdings Corp. and Subsidiaries (dated as of September 1, 1996) (incorporated by reference to Exhibit
             10.3 to the Third Quarter 1996 Form 10-Q).

   10.94     Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the First Quarter 1994 Form 10-Q).

   10.95     Amended and Restated RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (as amended and restated effective September 1, 1996) (incorporated by reference to Exhibit 10.4 to the Third Quarter
             1996 Form 10-Q).

   10.96     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.4 to the March 1994 Form 10-Q).

   10.97     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1994 Grant--3 Year Period) (incorporated by reference to Exhibit 10.5 to the First Quarter 1994
             10-Q).

   10.98     Amendment to Non-Qualified Stock Option Agreements dated prior to October 11, 1995 (incorporated by reference to Exhibit 10.75 of the 1995 Form 10-K).

   10.99     Restated and Amended RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan dated as of December 5,
             1995 (incorporated by reference to Exhibit 10.76 of the 1995 Form 10-K).

   10.100    Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Reissued options) (incorporated by reference to Exhibit 10.77 of the
             1995 Form 10-K).

   10.101    Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Premium options) (incorporated by reference to Exhibit 10.78 of the
             1995 Form 10-K).

   10.102    Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.79 of the 1995 Form 10-K).

   10.103    Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of May 31, 1996 (incorporated by reference to Exhibit 10.5

  EXHIBIT
    NO.
-----------
             to the Third Quarter 1996 Form 10-Q).

   10.104    Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1995 Grant--3 Year Period) (incorporated by reference to Exhibit 10.80 of the 1995 Form 10-K).

   10.105    Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1995 Grant--1 Year Period) (incorporated by reference to Exhibit 10.81 of the 1995 Form 10-K).

   10.106    Amendment dated July 10, 1995 to Executive Equity Program Agreement under the 1990 Long Term
             Incentive Plan between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.82 of the 1995 Form 10-K).

   10.107    Form of Employment Agreement dated October 11, 1995 (incorporated by reference to Exhibit 10.83 of the 1995 Form 10-K).

   10.108    Form of Employment Agreement dated November 1, 1995 (incorporated by reference to Exhibit 10.84 of the 1995 Form 10-K).

   10.109    Restated and Amended Stock Option Plan for Directors and Key Employees of RJR Nabisco Holdings Corp.
             dated as of December 5, 1995 (incorporated by reference to Exhibit 10.85 of the 1995 Form 10-K).

   10.110    Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Election version) (incorporated by reference to Exhibit 10.86 of the 1995 Form 10-K).

   10.111    Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Annual version) (incorporated by reference to Exhibit 10.87 of the 1995 Form 10-K).

  *11.1      RJR Nabisco Holdings Corp. Computation of Earnings Per Share for the years ended December 31, 1996,
             1995 and 1994.

  *12.1      RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for each of the periods within the five year period ended December 31, 1996.

  *21.       Subsidiaries of the Registrants.

  *23.       Consent of Independent Auditors.

  *24.       Powers of Attorney.

  *27.1      Financial Data Schedule of RJR Nabisco Holdings Corp.

  *27.2      Financial Data Schedule of RJR Nabisco, Inc.

  *99.       Expanded Litigation Disclosure

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K
      None