Form 10-Q
period 1997-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1997-05-13
CIK 847903, 83612

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X , NO    .
                                                   ---     ---

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: MARCH 31, 1997

    RJR NABISCO HOLDINGS CORP.: 270,535,434 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR
                             VALUE $1,000 PER SHARE

                                 --------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================


                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I--FINANCIAL INFORMATION
    Item 1.   Financial Statements
              Consolidated Condensed Statements of Income--Three Months Ended
                 March 31, 1997 and 1996...................................................          1
              Consolidated Condensed Statements of Cash Flows--Three Months Ended
                 March 31, 1997 and 1996...................................................          2
              Consolidated Condensed Balance Sheets--March 31, 1997
                 and December 31, 1996.....................................................          3
              Notes to Consolidated Condensed Financial Statements.........................       4-10

    Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................      11-15

PART II--OTHER INFORMATION
    Item 1.   Legal Proceedings............................................................      16-17
    Item 4.   Submission of Matters to a Vote of Security Holders..........................      18-19
    Item 6.   Exhibits and Reports on Form 8-K.............................................         20
    Signatures.............................................................................         21


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                                RJR NABISCO, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS                 THREE MONTHS
                                                                            ENDED                       ENDED
                                                                       MARCH 31, 1997               MARCH 31, 1996
                                                                   -------------------------    -----------------------
                                                                      RJRN                          RJRN
                                                                    HOLDINGS         RJRN         HOLDINGS      RJRN

NET SALES*......................................................    $  3,779      $   3,779     $   3,886     $  3,886
                                                                    --------      ---------     ---------     --------
Costs and expenses *:
   Cost of products sold........................................       1,720          1,720         1,801        1,801
   Selling, advertising, administrative and general expenses....       1,248          1,249         1,287        1,287
   Amortization of trademarks and goodwill......................         158            158           158          158
                                                                    --------      ---------     ---------     --------
      OPERATING INCOME..........................................         653            652           640          640
Interest and debt expense.......................................        (232)          (209)         (234)        (210)
Other income (expense), net.....................................         (29)           (29)          (35)         (35)
                                                                    --------      ---------     ---------     --------
      Income before income taxes................................         392            414           371          395
Provision for income taxes......................................         166            176           163          171
                                                                    --------      ---------     ---------     --------
      INCOME BEFORE MINORITY INTEREST IN INCOME OF NABISCO
       HOLDINGS.................................................         226            238           208          224
Less minority interest in income of Nabisco Holdings............          13             13            10           10
                                                                    --------      ---------     ---------     --------
      NET INCOME................................................         213            225           198          214
Less preferred stock dividends..................................          11             --            11           --
                                                                    --------      ---------     ---------     --------
      NET INCOME APPLICABLE TO COMMON STOCK.....................    $    202      $     225     $     187     $    214
                                                                    ========      =========     =========     =========
Net income per common and common equivalent share...............    $   0.62                    $    0.57
                                                                    ========                    =========
Dividends per share of Series C preferred stock.................    $  1.503                    $   1.503
                                                                    ========                    =========
Dividends per share of common stock.............................    $ 0.5125                    $  0.4625
                                                                    ========                    =========
Weighted average number of common and common equivalent shares
   outstanding (in thousands)...................................     326,389                      328,711
                                                                    ========                    =========


--------------------
* Excludes excise taxes of $852 million and $895 million for the three months ended March 31, 1997 and 1996, respectively.

                      See Notes to Consolidated Condensed Financial Statements

                                           RJR NABISCO HOLDINGS CORP.
                                                RJR NABISCO, INC.

                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (DOLLARS IN MILLIONS)


                                                                        THREE MONTHS                  THREE MONTHS
                                                                            ENDED                        ENDED
                                                                       MARCH 31, 1997                MARCH 31, 1996
                                                                   ----------------------         --------------------
                                                                      RJRN                          RJRN
                                                                    HOLDINGS       RJRN           HOLDINGS       RJRN

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

   Net income..................................................    $    213     $     225         $   198      $   214
                                                                   --------     ---------         -------      -------
   Adjustments to reconcile net income to net cash flows
     from (used in) operating activities:

       Depreciation and amortization...........................         293           293             291          291
       Deferred income tax provision (benefit).................          11            11             (24)         (24)
       Changes in working capital items, net...................        (597)         (551)           (297)        (290)
       Restructuring and restructuring related payments........         (81)          (81)            (36)         (36)
       Other, net..............................................         (10)          (12)             (2)          (2)
                                                                   --------     ---------         -------      -------
         Total adjustments.....................................        (384)         (340)            (68)         (61)
                                                                   --------     ---------         -------      -------

     Net cash flows from (used in) operating activities........        (171)         (115)            130          153
                                                                   --------     ---------         -------      -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

   Capital expenditures........................................        (131)         (131)           (149)        (149)
   Acquisition of businesses...................................          --            --             (54)         (54)
   Disposition of businesses and certain assets................           36           36              45           45
                                                                   --------     ---------         -------      -------

     Net cash flows used in investing activities...............         (95)          (95)           (158)        (158)
                                                                   --------     ---------         -------      -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

   Net borrowings (repayments) of long-term debt...............          65            65             (25)         (25)
   Increase in short-term borrowings...........................         341           341             541          541
   Dividends paid on common stock and preferred stock, including dividends paid to Nabisco Holdings' minority common
     shareholders..............................................        (189)           (8)           (166)          (7)
   Other, net-including intercompany transfers and payments....          23          (213)             23         (162)
                                                                   --------     ---------         -------      -------

     Net cash flows from financing activities..................         240           185             373          347
                                                                   --------     ---------         -------      -------

Effect of exchange rate changes on cash and cash equivalents...          (8)           (8)             (5)          (5)
                                                                   --------     ---------         -------      -------

     Net change in cash and cash equivalents...................         (34)          (33)            340          337
Cash and cash equivalents at beginning of period...............         252           251             234          232
                                                                   --------     ---------         -------      -------

Cash and cash equivalents at end of period.....................    $    218     $     218         $   574      $   569
                                                                   ========     =========         =======      =======


                        See Notes to Consolidated Condensed Financial Statements

                                            RJR NABISCO HOLDINGS CORP.
                                                 RJR NABISCO, INC.

                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                               (DOLLARS IN MILLIONS)


                                                                    MARCH 31, 1997            DECEMBER 31, 1996
                                                                 ---------------------       --------------------
                                                                   RJRN                         RJRN
                                                                 HOLDINGS       RJRN          HOLDINGS     RJRN

    ASSETS
    Current assets:
       Cash and cash equivalents................................ $     218   $     218       $     252  $     251
       Accounts and notes receivable, net.......................     1,428       1,426           1,418      1,413
       Inventories..............................................     2,831       2,831           2,636      2,636
       Prepaid expenses and excise taxes........................       472         472             445        445
                                                                 ---------   ---------       ---------  ---------

           TOTAL CURRENT ASSETS.................................     4,949       4,947           4,751      4,745
                                                                 ---------   ---------       ---------  ---------

    Property, plant and equipment, net..........................     5,767       5,767           5,835      5,835
    Trademarks, net.............................................     7,968       7,968           8,030      8,030
    Goodwill, net...............................................    12,176      12,176          12,268     12,268
    Other assets and deferred charges...........................       382         362             405        382
                                                                 ---------   ---------       ---------  ---------
                                                                   $31,242     $31,220         $31,289  $  31,260
                                                                 =========   =========         =======  =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:

       Short-term borrowings.................................... $     589   $     589       $     609  $     609
       Accounts payable and accrued liabilities.................     2,948       2,782           3,375      3,217
       Current maturities of long-term debt.....................        44          44              63         63
       Income taxes accrued.....................................       292         309             259        235
                                                                 ---------   ---------       ---------  ---------
           TOTAL CURRENT LIABILITIES............................     3,873       3,724           4,306      4,124
                                                                 ---------   ---------       ---------  ---------
    Long-term debt (less current maturities)....................     9,653       9,653           9,256      9,256
    Minority interest in Nabisco Holdings.......................       797         797             797        797
    Other noncurrent liabilities................................     2,230       1,783           2,223      1,872
    Deferred income taxes.......................................     3,592       3,529           3,605      3,542
    Contingencies (Note 3)
    RJRN Holdings' obligated mandatorily redeemable
       preferred securities of subsidiary trust holding solely
       junior subordinated debentures*..........................       954          --             954         --
    Stockholders' equity:
       Series C convertible preferred stock (26,675,000 shares
           issued and outstanding)..............................         3          --               3         --
       Other preferred stock....................................       531          --             534         --
       Common stock (273,912,734 shares issued at March 31,
           1997)................................................         3          --               3         --
       Paid-in capital..........................................    10,045      11,887          10,038     11,890
       Retained earnings........................................        22         110              --         --
       Cumulative translation adjustments.......................      (263)       (263)           (221)      (221)
       Other stockholders' equity...............................      (198)         --            (209)        --
                                                                 ---------   ---------       ---------  ---------
           TOTAL STOCKHOLDERS' EQUITY...........................    10,143      11,734          10,148     11,669
                                                                 ---------   ---------       ---------  ---------
                                                                 $  31,242   $  31,220       $  31,289  $  31,260
                                                                 =========   =========       =========  =========


------------------
* The sole asset of the subsidiary trust is the junior subordinated debentures of RJRN Holdings. Upon redemption of the junior subordinated debentures, which have a final maturity of December 31, 2044, the preferred securities will be mandatorily redeemed. The outstanding junior subordinated debentures have an aggregate principal amount of approximately $978 million and an annual interest rate of 10%.

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

         Certain prior year amounts have been reclassified to conform to the 1997 presentation.

         In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and together with RJRN Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of RJRN Holdings and RJRN for the year ended December 31, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share. As a result, RJRN Holdings will begin reporting in the fourth quarter of 1997 both a basic and diluted net income per share amount for each period presented. It is anticipated that basic net income per share, which excludes any dilution, will generally be higher and diluted net income per share will be approximately the same as compared with net income per share calculated under current accounting standards.

NOTE 2 - INVENTORIES

         The major classes of inventory are shown in the table below:

                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                       ---------    ------------
             Finished products.......................   $   897        $   830
             Leaf tobacco............................     1,261          1,161
             Raw materials...........................       251            234
             Other...................................       422            411
                                                        -------        -------
                                                        $ 2,831        $ 2,636
                                                        =======        =======

NOTE 3 -- CONTINGENCIES

TOBACCO LITIGATION

         OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1997, 102 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 58 such actions were dismissed or

                           RJR NABISCO HOLDINGS CORP.
                                RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3 -- CONTINGENCIES -- (CONTINUED)

otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On March 31, 1997 there were 278 active cases pending, as compared with 168 on March 31, 1996 and only 61 on May 1, 1995. As of May 8, 1997, 295 active cases were pending against RJRT and/or its affiliates or indemnitees, 292 in the United States, one in Canada and two in Puerto Rico.

         The United States cases are in 33 states and are distributed as follows: 119 in Florida, 52 in Texas, 29 in New York, 14 in Louisiana, nine in California, seven in Alabama, six in each of Mississippi and New Jersey, five in Indiana, four in each of Kansas, Pennsylvania and Tennessee, three in each of Massachusetts, Michigan, Minnesota and Ohio, two in each of Colorado, Hawaii, Maryland and West Virginia and one in each of Arizona, Arkansas, Connecticut, District of Columbia, Illinois, Iowa, Nevada, New Hampshire, New Mexico, Oklahoma, Utah, Washington and Wisconsin. Of the 292 active cases in the United States, 194 are pending in state court and 98 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

         THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Seven of the 292 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Twenty three cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and Blue Cross/Blue Shield subscribers claiming reimbursement for premiums paid. Thirty of the active cases seek, inter alia, recovery of the cost of Medicaid funds paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco.

         DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional constitutional defenses. RJRN has asserted additional defenses, including jurisdictional defenses, in many of the cases in which it is named. Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, Cipollone v. Liggett Group, Inc., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendants in that case, Carter v. Brown & Williamson, are seeking to reverse the judgment on appeal. On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the Carter case, a Florida state court jury found no RJRT liability.

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

         CERTAIN CLASS ACTION SUITS. In May 1996, there was an important ruling in one of the purported class action cases, Castano v. The American Tobacco Company, originally filed in March 1994 in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT and RJRN. Plaintiffs sought to obtain certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleged that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions. The class has been decertified and the case is proceeding as an individual suit. Another purported class action, filed shortly after Castano, remains stayed in federal district court in Louisiana.

         Since the federal appeals court decision in Castano, class action suits based on similar claims have been brought in state courts in Alabama, Arkansas, the District of Columbia (D.C. court), Louisiana, Maryland, Michigan, Minnesota, New Mexico, Ohio, New York, Pennsylvania, Texas and West Virginia. A similar suit had previously been filed in Indiana. Similar suits are also expected to be filed in additional jurisdictions. Each such suit asserts claims on behalf of residents of the particular state who allegedly are or claim to be addicted, or are the legal survivors of such persons. In addition, two earlier class action suits are still pending in Florida. In one case, Engle v. R.J. Reynolds Tobacco Company, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified, and a petition to review the certification has been denied. Notice to the class is in progress and the case is scheduled for trial in September 1997. In a second case, Broin v. Philip Morris Company, a class consisting of all non-smoking flight attendants who work or have worked for U.S. airlines has been certified, and a mandamus petition to reverse this certification was denied. Notice to the class is now in progress and the case is scheduled for trial in June 1997. A class was certified in another purported class action suit, Scott v. American Tobacco Company, on April 11, 1997. Defendants have removed the case to federal court and are seeking reconsideration of the certification. A class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States.

         THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, Moore v. The American Tobacco Company, against various industry members including RJRT. The case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also seeks an injunction against

                           RJR NABISCO HOLDINGS CORP.
                                RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3 -- CONTINGENCIES -- (CONTINUED)

"promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages are sought in unspecified amounts. Motions by the defendants to dismiss the case or to transfer it to circuit (jury) court were denied on February 21, 1995 and the case is scheduled for trial on July 7, 1997. RJRN and other industry holding companies have been voluntarily dismissed from the case.

         Following the filing of the Moore case referred to above, other states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. On May 8, 1997, there were 23 such cases pending in the following states: Arizona, Connecticut, Florida, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New York, New Jersey, Oklahoma, Pennsylvania, Texas, Utah, Washington, West Virginia and Wisconsin. The Mississippi case is the first such case currently scheduled for trial, with a trial date set for July 7, 1997. The Florida attorney general's case is scheduled for trial on August 4, 1997 and the Texas case is scheduled for September 22, 1997.

         The suit by the State of Florida raises special issues because it was brought under a July 1994 amendment to a Florida statute which allows the state to bring an action in its own name against the tobacco industry to recover the state's Medicaid payments for the treatment of illnesses statistically associated with cigarette smoking. The amendment did not require the state to identify the individuals who received medical care, permitted claims to be filed in the aggregate and eliminated the comparative negligence and assumption of risk defenses. The amendment was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida and others in June 1994. The case was appealed to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit were unsuccessful in their request to obtain United States Supreme Court review of the Florida Supreme Court's decision.

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

         In addition to the 23 actions brought by the various state attorneys general, seven actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities.

         RJRT and most other cigarette manufacturers are defending these attorneys general and related cases vigorously (as is RJRN in the cases where it is a named defendant). In addition, these defendants have filed for declaratory judgment in several of the states in which the attorneys general cases are pending or threatened, including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court), Alaska (federal court) and Hawaii (federal court). Motions to dismiss on behalf of the defendants in three of the declaratory judgment actions (Maryland, New Jersey and Connecticut) have been granted. RJRT and the other cigarette manufacturers involved in those two cases have noticed appeals seeking to overturn these rulings.

         RECENT AND SCHEDULED TRIALS. As of May 8, 1997, there were 18 cases scheduled for trial in 1997 against RJRT and/or RJRN alleging injuries relating to tobacco. Among these are three class action suits and three attorneys general suits. Cases against other tobacco company defendants are also scheduled for trial in 1997 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

         OTHER DEVELOPMENTS. On March 20, 1997, Liggett announced a new settlement agreement related to pending (and, in certain respects, potential) actions filed by various state attorneys general and certain other tobacco litigation. In this settlement, Liggett agreed INTER ALIA to make a one-time $25 million payment, but only if Liggett or Brooke Group acquires or are themselves acquired by one of the other defendant tobacco companies, with market share less than 30% of the U.S. cigarette market. In addition, Liggett agreed to pay up to 25% of its pre-tax income to the states for the next 25 years. Liggett also agreed to cooperate fully with the attorneys general in their lawsuits against the other tobacco companies. To that end, Liggett undertook to make available to the attorneys general all relevant documents and information, including documents subject to Liggett's own attorney-client privileges and work-product protections, and undertook to assist the attorneys general in obtaining prompt court adjudication of the rest of the industry's joint privilege claims to certain documents. Notwithstanding these settlement agreements, all other cigarette manufacturers, including RJRT, announced their intent to continue to defend the cases.

         Representatives of RJRN and RJRT, together with representatives of companies in the United States tobacco industry, have met and may continue to meet with state attorneys general, representatives of certain plaintiffs and others to explore the potential for comprehensive federal legislation concerning tobacco. Components of such legislation could include the resolution of significant existing and potential future tobacco litigation against RJRN and RJRT, the payment by tobacco manufacturers of material amounts both initially and over a number of years and incremental comprehensive regulation by federal and state governments over the manufacturing, marketing and selling of tobacco products in the United States. Although such legislation could potentially lower the aggregate tobacco litigation risk to RJRN and RJRT and result in increased stability in the markets for RJRN's securities, such legislation would likely increase the costs of tobacco products and result in reduced consumption of RJRT's tobacco products in the United States and could have a significant negative effect on the business of RJRT and the stated financial position of both RJRN and RJRT.
 RJRT and RJRN are unable to predict the ultimate effect, if any, of these discussions, but the potential for the enactment of any legislation of this nature, as well as the ultimate content of any such legislation, is highly speculative and such legislation could well face insurmountable hurdles in reconciling the views of many relevant competing interests. Accordingly, there can be no assurance that any legislation will be enacted or if enacted, what the content or overall effect thereof on RJRN and RJRT would be.

                           RJR NABISCO HOLDINGS CORP.
                                RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 3 -- CONTINGENCIES -- (CONTINUED)

         RJRT understands that a grand jury investigation being conducted in the Eastern District of New York is examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research-USA, Inc., of which RJRT is a sponsor. RJRT has, and will continue to respond to document subpoenas issued by this grand jury. On March 20, 1996, RJRT and RJRN each received a subpoena from a Federal grand jury sitting in the Southern District of New York. RJRT and RJRN understand that this investigation is no longer active in the Southern District of New York and has been transferred to the District of Columbia. In addition, subpoenas dated May 24, 1996, November 8, 1996 and December 5, 1996 were served on RJRT by a grand jury sitting in the District of Columbia. RJRT has, and will continue to respond to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

                                  -----------

         Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the recent Liggett settlements of certain health care recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgement to uphold the FDA's regulation of cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the legislative discussions referred to above, may negatively affect the outcomes of tobacco-related legal actions and the continuation or termination of such discussions may encourage the commencement of additional similar litigation.

         Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT and RJRN, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on RJRT and RJRN. RJRT and RJRN each believe that they have a number of valid defenses to any such actions and intend to defend vigorously all such actions in which they are named defendants.

         RJRN Holdings and RJRN believe that not withstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

                                  -----------

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

                                  -----------

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

   RESULTS OF OPERATIONS

      Summarized financial data for RJRN Holdings is as follows:


                                                                THREE MONTHS
                                                                    ENDED
                                                                  MARCH 31,
                                                 ----------------------------------------
                                                    1997             1996        % CHANGE
                                                    ----             ----        --------
                                                            (DOLLARS IN MILLIONS)

NET SALES:
RJRT..........................................   $    1,076        $  1,057          2%
Reynolds International........................          798             839         (5)
                                                 ----------        --------
  Total Tobacco...............................        1,874           1,896         (1)
                                                 ----------        --------
Nabisco Biscuit...............................          801             871         (8)
U.S. Foods Group..............................          527             563         (6)
                                                 ----------        --------
Domestic Food Group...........................        1,328           1,434         (7)
International Food Group......................          577             556          4
                                                 ----------        --------
  Total Food..................................        1,905           1,990         (4)
                                                 ----------        --------
                                                 $    3,779        $  3,886         (3)
                                                 ==========        ========
OPERATING COMPANY CONTRIBUTION(1):
RJRT..........................................   $      380        $    380         --%
Reynolds International........................          195             197         (1)
                                                 ----------        --------
  Total Tobacco...............................          575             577         --
                                                 ----------        --------
Nabisco Biscuit...............................          134             125          7
U.S. Foods Group..............................           65              63          3
                                                 ----------        --------
Domestic Food Group...........................          199             188          6
International Food Group......................           54              50          8
                                                 ----------        --------
  Total Food..................................          253             238          6
                                                 ----------        --------
Headquarters..................................          (17)            (17)        --
                                                 ----------        --------
                                                 $      811        $    798          2
                                                 ==========        ========
OPERATING INCOME:
RJRT..........................................   $      289        $    289         --%
Reynolds International........................          185             187         (1)
                                                 ----------        --------
  Total Tobacco...............................          474             476         --
                                                 ----------        --------
Domestic Food Group...........................          148             137          8
International Food Group......................           48             44           9
                                                 ----------        --------
  Total Food..................................          196             181          8
                                                 ----------        --------
Headquarters..................................          (17)            (17)        --
                                                 ----------        --------
                                                 $      653       $     640          2
                                                 ==========       =========


------------
(1) Operating company contribution represents operating income before amortization of trademarks and goodwill.

TOBACCO

         The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

         RJRT's net sales for the first quarter of 1997 was $1.1 billion, an increase of $19 million or 2% over the comparable period in 1996. The increase is primarily attributable to pricing ($62 million), partially offset by lower overall volume ($51 million). Volume of 26.7 billion units decreased by 1.4 billion units or 5% from 1996 with full price volume decreasing 4% and savings brand volume decreasing 6%. Volume for the quarter was impacted by one less shipping day.

         Industry volume decreased approximately 3% and continued its shift toward full price brands which increased to 72% from 71%. RJRT's overall market share decreased to 25.56% in the 1997 March quarter from 26.46% for 1996. The company's full price volume as a percentage of total volume increased to 63% for the quarter compared to 62% for 1996. Savings brands comprised 37% and 38% of total volume for the respective periods.

         By brand, Camel's volume increased 8% led by its Red Kamel line extension and the introduction of Camel Menthol. Doral strengthened its position as the industry's leading savings brand with a 3% volume gain. Offsetting these increases were declines in Winston, Salem and low margin savings brands. The company continues its program of ceding market share of low margin brands. RJRT continues to study Eclipse, a cigarette featuring 90% reduced second-hand smoke, along with the Moonlight Tobacco Company brands that feature innovative packaging and product concepts. Additionally, RJRT is test marketing a repositioning of Winston in Florida emphasizing a no additive blend using the "No Bull" theme.

         RJRT's operating contribution of $380 million for the quarter was even with 1996, despite lower volume, primarily due to pricing and operating efficiencies. Operating income was $289 million, also flat with 1996.

         On March 25, 1997, RJRT followed the industry as Philip Morris announced a $2.50 per thousand price increase effective with shipments on March 24th. It is higher than the previously announced increase of $2.00 per thousand or 4% average price increase, which RJRT lead on March 6, 1997.

         Reynolds International's net sales decreased 5% to $798 million for the March quarter, primarily due to volume ($67 million) and foreign currency translation ($31 million), partly offset by pricing ($58 million). Overall volume of 41.5 billion units decreased 11% from 1996 primarily due to volume shortfalls in the former Soviet Union. Excluding the former Soviet Union, volume increased 2% over 1996. The volume decrease in the former Soviet Union resulted from uncertainty surrounding the government tax policies that forced importers to delay purchases of higher margin products. The company expects volume to return to normal levels as the tax issues have been resolved. In other regions, volume in Asia increased 6% primarily in Japan where volume increased 38%. Reynolds International continues to be the fastest-growing international tobacco company in Japan. Volume in Central Europe increased 36% due to strong performance in Turkey and Romania. Offsetting these increases were declines in Western Europe, particularly Spain and France, related to recent excise tax increases.

         By brand, the Camel family continues to perform strongly worldwide, fueled by several line extensions. Camel Medium, introduced in Holland, Belgium and Germany, is receiving favorable response. Plans are to roll out the product in other markets through 1997. Camel Lights, introduced in late 1996, continues to perform well in all its markets. Winston reported solid growth in Greece, Turkey, the Adriatic region and Japan. New Winston Lights and super-lights were launched in Switzerland in March as part of the company's plans to expand participation of its largest-selling international brand in the growing worldwide lights segment. Salem continues its strong performance across Asia led by the continued success of Salem Pianissimo in Japan, which drove Salem's volume more than 20% higher.

         Operating company contribution of $195 million decreased 1% from 1996, primarily driven by the volume declines and unfavorable foreign currency, partially offset by pricing. Operating income decreased

1% to $185 million as a result of the decrease in operating company contribution. Reynolds International has commenced a European distribution rationalization program to improve productivity and reduce costs that will not have a material impact on the financial statements. The program includes inventory realignment as well as the sale and closure of certain facilities.

GOVERNMENTAL ACTIVITY

         In August 1996, the U.S. Food and Drug Administration (the "FDA") asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products to be medical devices and adopting regulations, first proposed in 1995, on the advertising, promotion and sale of cigarettes. The regulations include a phased in schedule of effectiveness over a two year period. The first phase began February 28, 1997, when regulations relating to the sale of cigarettes to minors became effective. Among other things, the regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's rules also limit advertising in print and on billboards to black and white text and impose new labeling language.

         The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes, however, that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to adult smokers. RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the initial proposal in 1995 in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (Coyne Beahm v. United States Food & Drug Administration). On the day the final regulations were announced, the plaintiffs filed an amended complaint challenging the regulations. Similar suits have been filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit court of appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

         RJRT understands that the U.S. Federal Trade Commission is considering filing a complaint against RJRT based on allegations regarding a purported connection between "Joe Camel" and youth smoking decisions.

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

         In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly, beginning in 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute requires the reporting of nicotine yield ratings in accordance with procedures to be established. Together with other cigarette manufacturers, RJRT has filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit has been filed by manufacturers of smokeless tobacco products. The Massachusetts district court denied the manufacturers' motion for summary judgment based on preemption grounds, but certified the case for appeal of this issue to the First Circuit which will hear oral argument in June 1997. RJRT is unable to predict the outcome of this litigation.

         A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. In June 1988, Canada enacted a ban on cigarette advertising, which was struck down on grounds of constitutionality by the Supreme Court of Canada in 1995. A new law of similar impact was recently enacted by the Canadian parliament and became effective immediately. It is being challenged as to constitutionality in a Toronto court.

         Senators Kennedy and Hatch have introduced legislation into the U.S. Congress expanding Medicaid/Medicare coverage of children. The bill includes an increase of $.43 per pack of cigarettes to finance the expanded coverage and to reduce the federal budget deficit. It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Reynolds International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Reynolds International or the cigarette industry generally.

         For a description of certain litigation affecting RJRT and its affiliates, see Note 3 to the Consolidated Condensed Financial Statements.

FOOD

          The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are comprised of the Nabisco Biscuit company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Specialty Products, LifeSavers, Planters, Tablespreads and Food Service companies. Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

         Nabisco Holdings reported net sales of $1.91 billion in the first quarter of 1997, a decrease of 4% from the first quarter 1996 level of $1.99 billion, with the Domestic Food Group down 7% and the International Food Group up 4%. Within the Domestic Food Group, Nabisco Biscuit sales declined 8%, principally due to the impact of reorganizing the sales force and volume declines caused by three fewer selling days in the 1997 first quarter versus the 1996 first quarter. The U.S. Foods Group net sales decline of 6% was attributable to lower sales volume for tablespreads and condiments, partially offset by higher sales volume for nuts, candy and gum. The International Food Group's sales increase was primarily driven by business acquisitions during the second half of 1996, and improved results in Argentina, Mexico and Iberia, mainly due to volume gains. Partially offsetting these gains were volume declines in Brazil, due to a change in trade practices which reduced distributor purchases, and South Africa.

         Nabisco Holdings' operating company contribution was $253 million in the first quarter of 1997, an increase of 6% from the first quarter 1996 level of $238 million, with the Domestic Food Group up 6% and the International Food Group up 8%. The Domestic Food Group's operating company contribution increase for the first quarter of 1997 was primarily due to improved operating results at Nabisco Biscuit, resulting largely from restructuring driven margin improvements. The U.S. Food Group's increase in operating company contribution was primarily attributable to restructuring efficiencies. The International Food Group's increase in operating company contribution for the first quarter of 1997 was principally due to the

1996 business acquisitions, the profit impact of increased sales volumes in Argentina, Mexico and Iberia, and productivity initiatives in Canada.

         Nabisco Holdings' operating income was $196 million in the first quarter of 1997, an increase of 8% from the first quarter of 1996 level of $181 million, as a result of the increase in operating company contribution discussed above.

LIQUIDITY AND FINANCIAL CONDITION

         Net cash flows from operating activities resulted in an outflow of $171 million in 1997, a decrease of $301 million compared to net cash flows provided from operating activities in 1996 of $130 million. The decrease in net cash flows from operating activities primarily reflects higher inventory levels, restructuring and restructuring related payments and income tax payments.

         Free cash flow, another measure used by management to evaluate liquidity and financial condition, is essentially net cash flow from operating activities and investing activities per the Consolidated Statement of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred dividends. It represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. Free cash flow resulted in an outflow of $305 million in 1997 and an outflow of $16 million in 1996. The higher outflow of free cash flow in 1997 primarily reflects the higher inventory levels, restructuring and restructuring related payments and income tax payments discussed above, which more than offset the impact from lower capital expenditures.

         Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

         Capital expenditures were $131 million for the first three months of 1997. Management expects that the current level of capital expenditures planned for 1997 to be in the range of approximately $800 million to $850 million (approximately 53% Food and 47% Tobacco), which will be funded primarily by cash flows from operating activities. The current planned level of capital expenditures for 1997 is higher than the 1996 amount of $741 million primarily due to the increased capital investments for Reynolds International (notably in the former Soviet Union). Management also expects its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

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

                                ---------------

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

         OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1997, 102 new actions were filed or served against RJRT and/or its affiliates or indemnitees and 58 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On March 31, 1997 there were 278 active cases pending, as compared with 168 on March 31, 1996 and only 61 on May 1, 1995. As of May 8, 1997, 295 active cases were pending against RJRT and/or its affiliates or indemnitees, 292 in the United States, one in Canada and two in Puerto Rico.

         The United States cases are in 33 states and are distributed as follows: 119 in Florida, 52 in Texas, 29 in New York, 14 in Louisiana, nine in California, seven in Alabama, six in each of Mississippi and New Jersey, five in Indiana, four in each of Kansas, Pennsylvania and Tennessee, three in each of Massachusetts, Michigan, Minnesota and Ohio, two in each of Colorado, Hawaii, Maryland and West Virginia, and, one in each of Arizona, Arkansas, Connecticut, District of Columbia, Illinois, Iowa, Nevada, New Hampshire, New Mexico, Oklahoma, Utah, Washington and Wisconsin. Of the 292 active cases in the United States, 194 are pending in state court and 98 in federal court. Most of these cases are brought by individual plaintiffs, but an increasing number seek recovery on behalf of states or large classes of claimants.

         For additional information about tobacco-related litigation and legal proceedings, see Note 3-- Contingencies -- Tobacco Litigation of Notes to Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tobacco -Governmental Activity."

                                ---------------

         Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the recent Liggett settlements of certain health care recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgement to uphold the FDA's regulation of cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the legislative discussions referred to above, may negatively affect the outcomes of tobacco-related legal actions and the continuation or termination of such discussions may encourage the commencement of additional similar litigation.

         Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT and RJRN, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on RJRT and RJRN. RJRT and RJRN each believe that they have a number of valid defenses to any such actions and intend to defend vigorously all such actions in which they are named defendants.

          RJRN Holdings and RJRN believe that not withstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The matters indicated below were voted upon at the annual meeting of stockholders of RJRN Holdings held on April 16, 1997. Holders of Common Stock, Series C Conversion Preferred Stock and ESOP Convertible Preferred Stock were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and to vote on nine stockholder proposals. At the meeting, they were entitled to vote 238,524,783 shares of Common Stock, 21,000,251 shares of Series C Conversion Preferred Stock and 14,428,136 shares of ESOP Convertible Preferred Stock.

(a)  Election of Nine Directors.

               NAME                  VOTES FOR          VOTES WITHHELD
               ----                  ---------          --------------



         John T. Chain. Jr.         238,837,722           3,987,606
         Julius L. Chambers         238,871,618           3,953,710
         John L. Clendenin          238,807,115           4,018,213
         Steven F. Goldstone        238,907,800           3,917,528
         Ray J. Groves              238,901,375           3,923,953
         L. Dennis Kozlowksi        238,885,908           3,939,420
         H. Eugene Lockhart         238,830,788           3,994,540
         John G. Medlin, Jr.        238,799,740           4,025,588
         Rozanne L. Ridgway         238,800,967           4,024,361

(b)   Ratification of Appointment of Deloitte & Touche LLP as Independent
      Auditors.

      For:                                          241,207,229
      Against:                                          962,835
      Abstain:                                          655,264

(c) Amendment and Restatement of the RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan.

      For:                                          191,788,918
      Against:                                        8,771,739
      Abstain:                                        1,674,166

(d)  Stockholder Proposal on Testing Cigarette Additives.

      For:                                            6,758,037
      Against:                                      184,183,548
      Abstain:                                       11,293,238

(e)  Stockholder Proposal on Maternal Smoking.

      For:                                            8,513,069
      Against:                                      175,517,523
      Abstain:                                       18,204,231

(f)  Stockholder Proposal on U.S. Youth Smoking Programs in Developing
     Countries.

      For:                                           12,959,870
      Against:                                      184,302,962
      Abstain:                                        4,971,991

(g)  Stockholder Proposal on Removing Benzo(a)pyrene from Tobacco Products.

      For:                                            6,451,827
      Against:                                      187,954,899
      Abstain:                                        7,828,097

(h)  Stockholder Proposal on Camel Advertising.

      For:                                           12,476,109
      Against:                                      183,470,888
      Abstain:                                        6,287,826

(i)  Stockholder Proposal on Voluntary Adoption of FDA Regulations.

      For:                                           15,945,545
      Against:                                      180,601,329
      Abstain:                                        5,687,949

 (j) Stockholder Proposal to "Accomplish a Separation of the Corporation's Non-Tobacco Business from all its Tobacco Businesses No Later than January 1, 1998".

      For:                                           13,615,583
      Against:                                      184,153,315
      Abstain:                                        4,465,925

(k)  Stockholder Proposal on Equal Employment Opportunity Reporting.

      For:                                           11,801,449
      Against:                                      174,217,148
      Abstain:                                       16,216,226

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

       4.1 Registrants agree to furnish copies of any instruments defining the rights of holders of long- term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.

     *10.1 Non-qualified Stock Option Agreement dated January 10, 1997 between RJR Nabisco Holdings Corp. and Steven F. Goldstone.

     *10.2 Form of Performance Appreciation Right Agreement between RJR Nabisco Holdings Corp. and the grantee named therein.

     *10.3 Restricted Stock Unit Agreement dated March 24, 1997 between RJR Nabisco Holdings Corp. and David B. Rickard.

     *12.1 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997.

     *27.1      RJR Nabisco Holdings Corp. Financial Data Schedule.

     *27.2      RJR Nabisco, Inc. Financial Data Schedule.

------------
* Filed herewith.

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

                            RJR NABISCO HOLDINGS CORP.
                            RJR NABISCO, INC.

                                               (Registrants)

Date: May 13, 1997                            /S/ DAVID B. RICKARD
                              ..................................................
                              David B. Rickard
                              Senior Vice President and Chief Financial Officer

                                              /S/ RICHARD G. RUSSELL
                              ..................................................
                              Richard G. Russell
                              Senior Vice President and Controller