Form 10-Q
period 1997-06-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1997-08-08
CIK 847903, 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                            ------------------------

                           RJR NABISCO HOLDINGS CORP.

             (Exact name of registrant as specified in its charter)

          DELAWARE                        1-10215                      13-3490602
(State or other jurisdiction     (Commission file number)           (I.R.S. Employer
              of                                                   Identification No.)
      incorporation or
         organization)

                               RJR NABISCO, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                        1-6388                       56-0950247
(State or other jurisdiction     (Commission file number)           (I.R.S. Employer
              of                                                   Identification No.)
      incorporation or
         organization)

                          1301 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10019-6013
                                 (212) 258-5600
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of RJR Nabisco Holdings Corp. and RJR
                                 Nabisco, Inc.)

                           --------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES_X_. NO ____.

                           --------------------------

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JUNE 30, 1997:

 RJR NABISCO HOLDINGS CORP.: 323,717,664 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE

  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                           --------------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                             PAGE
                                                                                                           ---------
PART I--FINANCIAL INFORMATION
  Item 1.     Financial Statements
              Consolidated Condensed Statements of Income--Three Months Ended                                      1
                June 30, 1997 and 1996...................................................................
              Consolidated Condensed Statements of Income--Six Months Ended                                        2
                June 30, 1997 and 1996...................................................................
              Consolidated Condensed Statements of Cash Flows--Six Months                                          3
                Ended June 30, 1997 and 1996.............................................................
              Consolidated Condensed Balance Sheets--June 30, 1997                                                 4
                and December 31, 1996....................................................................
              Notes to Consolidated Condensed Financial Statements.......................................       5-13
  Item 2.     Management's Discussion and Analysis of Financial Condition and                                  14-20
                Results of Operations....................................................................

PART II--OTHER INFORMATION
  Item 1.     Legal Proceedings..........................................................................      21-22
  Item 6.     Exhibits and Reports on Form 8-K...........................................................         23
  Signatures.............................................................................................         24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS          THREE MONTHS
                                                                               ENDED                  ENDED
                                                                           JUNE 30, 1997          JUNE 30, 1996
                                                                        --------------------  ---------------------
                                                                          RJRN                   RJRN
                                                                        HOLDINGS     RJRN      HOLDINGS     RJRN
                                                                        ---------  ---------  ----------  ---------
NET SALES*............................................................  $   4,286  $   4,286  $    4,203  $   4,203
                                                                        ---------  ---------  ----------  ---------
Costs and expenses:
  Cost of products sold*..............................................      1,954      1,954       1,941      1,941
  Selling, advertising, administrative and general expenses...........      1,456      1,455       1,437      1,441
  Amortization of trademarks and goodwill.............................        160        160         160        160
  Restructuring expense...............................................     --         --             428        428
                                                                        ---------  ---------  ----------  ---------
    OPERATING INCOME..................................................        716        717         237        233
Interest and debt expense.............................................       (231)      (206)       (230)      (207)
Other income (expense), net...........................................        (47)       (47)        (23)       (23)
                                                                        ---------  ---------  ----------  ---------
    Income (loss) before income taxes.................................        438        464         (16)         3
Provision for income taxes............................................        175        184          53         63
                                                                        ---------  ---------  ----------  ---------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS) OF NABISCO
    HOLDINGS..........................................................        263        280         (69)       (60)
Less minority interest in income (loss) of Nabisco Holdings...........         20         20         (42)       (42)
                                                                        ---------  ---------  ----------  ---------
    NET INCOME (LOSS).................................................        243        260         (27)       (18)
Less preferred stock dividends........................................         11     --              10     --
                                                                        ---------  ---------  ----------  ---------
    NET INCOME (LOSS) APPLICABLE TO COMMON STOCK......................  $     232  $     260  $      (37) $     (18)
                                                                        ---------  ---------  ----------  ---------
                                                                        ---------  ---------  ----------  ---------
Net income (loss) per common and common equivalent share..............  $    0.71             $    (0.11)
                                                                        ---------             ----------
                                                                        ---------             ----------
Dividends per share of Series C preferred stock.......................  $   0.751             $    1.503
                                                                        ---------             ----------
                                                                        ---------             ----------
Dividends per share of common stock...................................  $  0.5125             $   0.4625
                                                                        ---------             ----------
                                                                        ---------             ----------
Weighted average number of common and common equivalent shares
  outstanding (in thousands)..........................................    325,607                325,879
                                                                        ---------             ----------
                                                                        ---------             ----------

------------------------

* Excludes excise taxes of $879 million and $960 million for the three months ended June 30, 1997 and 1996, respectively.

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                              SIX MONTHS            SIX MONTHS
                                                                                ENDED                 ENDED
                                                                            JUNE 30, 1997         JUNE 30, 1996
                                                                         --------------------  --------------------
                                                                           RJRN                  RJRN
                                                                         HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                         ---------  ---------  ---------  ---------
NET SALES*.............................................................  $   8,065  $   8,065  $   8,089  $   8,089
                                                                         ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of products sold*...............................................      3,674      3,674      3,742      3,742
  Selling, advertising, administrative and general expenses............      2,704      2,704      2,724      2,728
  Amortization of trademarks and goodwill..............................        318        318        318        318
  Restructuring expense................................................         --         --        428        428
                                                                         ---------  ---------  ---------  ---------
    OPERATING INCOME...................................................      1,369      1,369        877        873
Interest and debt expense..............................................       (463)      (415)      (464)      (417)
Other income (expense), net............................................        (76)       (76)       (58)       (58)
                                                                         ---------  ---------  ---------  ---------
    Income before income taxes.........................................        830        878        355        398
Provision for income taxes.............................................        341        360        216        234
                                                                         ---------  ---------  ---------  ---------
    INCOME BEFORE MINORITY INTEREST IN INCOME (LOSS) OF NABISCO
        HOLDINGS.......................................................        489        518        139        164
Less minority interest in income (loss) of Nabisco Holdings............         33         33        (32)       (32)
                                                                         ---------  ---------  ---------  ---------
    NET INCOME.........................................................        456        485        171        196
Less preferred stock dividends.........................................         22         --         21         --
                                                                         ---------  ---------  ---------  ---------
    NET INCOME APPLICABLE TO COMMON STOCK..............................  $     434  $     485  $     150  $     196
                                                                         ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------
Net income per common and common equivalent share......................  $    1.33             $    0.46
                                                                         ---------             ---------
                                                                         ---------             ---------
Dividends per share of Series C preferred stock........................  $   2.254             $   3.006
                                                                         ---------             ---------
                                                                         ---------             ---------
Dividends per share of common stock....................................  $   1.025             $   0.925
                                                                         ---------             ---------
                                                                         ---------             ---------
Weighted average number of common and common equivalent shares
  outstanding (in thousands)...........................................    325,998               328,224
                                                                         ---------             ---------
                                                                         ---------             ---------

------------------------

* Excludes excise taxes of $1.731 billion and $1.855 billion for the six months ended June 30, 1997 and 1996, respectively.

            See Notes to Consolidated Condense Financial Statements

                             NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                     SIX MONTHS                SIX MONTHS
                                                                                       ENDED                     ENDED
                                                                                   JUNE 30, 1997             JUNE 30, 1996
                                                                              ------------------------  ------------------------
                                                                                 RJRN                      RJRN
                                                                               HOLDINGS       RJRN       HOLDINGS       RJRN
                                                                              -----------  -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................................   $     456    $     485    $     171    $     196
                                                                                   -----        -----        -----        -----
  Adjustments to reconcile net income to net cash flows from (used in)
    operating activities:
    Depreciation and amortization...........................................         579          579          577          577
    Deferred income tax benefit.............................................          (1)          (1)        (163)        (162)
    Changes in working capital items, net...................................        (608)        (452)        (321)        (238)
    Restructuring and restructuring related expense, net of cash payments...        (146)        (146)         361          361
    Other, net..............................................................          (7)         (14)         (40)         (42)
                                                                                   -----        -----        -----        -----
      Total adjustments.....................................................        (183)         (34)         414          496
                                                                                   -----        -----        -----        -----
  Net cash flows from operating activities..................................         273          451          585          692
                                                                                   -----        -----        -----        -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................................        (308)        (308)        (332)        (332)
  Acquisition of businesses.................................................      --           --             (129)        (129)
  Disposition of businesses and certain assets..............................         100          100          126          126
                                                                                   -----        -----        -----        -----
    Net cash flows used in investing activities.............................        (208)        (208)        (335)        (335)
                                                                                   -----        -----        -----        -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.............................          68           68         (139)        (139)
  Increase in short-term borrowings.........................................         239          239          374          374
  Dividends paid on common stock and preferred stock, including dividends
    paid to Nabisco Holdings' minority common shareholders..................        (383)         (16)        (347)         (14)
  Other, net -- including intercompany transfers and payments...............          20         (524)          (4)        (442)
                                                                                   -----        -----        -----        -----
    Net cash flows used in financing activities.............................         (56)        (233)        (116)        (221)
                                                                                   -----        -----        -----        -----
Effect of exchange rate changes on cash and cash equivalents................         (10)         (10)          (7)          (7)
                                                                                   -----        -----        -----        -----
    Net change in cash and cash equivalents.................................          (1)      --              127          129
Cash and cash equivalents at beginning of period............................         252          251          234          232
                                                                                   -----        -----        -----        -----
Cash and cash equivalents at end of period..................................   $     251    $     251    $     361    $     361
                                                                                   -----        -----        -----        -----
                                                                                   -----        -----        -----        -----

            See Notes to Consolidated Condensed Financial Statements

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

                                                                           JUNE 30, 1997       DECEMBER 31, 1996
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $     251  $     251  $     252  $     251
  Accounts and notes receivable, net..................................      1,489      1,485      1,418      1,413
  Inventories.........................................................      2,847      2,847      2,636      2,636
  Prepaid expenses and excise taxes...................................        593        593        445        445
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT ASSETS............................................      5,180      5,176      4,751      4,745
                                                                        ---------  ---------  ---------  ---------
  Property, plant and equipment, net..................................      5,771      5,771      5,835      5,835
  Trademarks, net.....................................................      7,890      7,890      8,030      8,030
  Goodwill, net.......................................................     12,080     12,080     12,268     12,268
  Other assets and deferred charges...................................        380        359        405        382
                                                                        ---------  ---------  ---------  ---------
                                                                        $  31,301  $  31,276  $  31,289  $  31,260
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................  $     741  $     741  $     609  $     609
  Accounts payable and accrued liabilities............................      3,124      2,947      3,375      3,217
  Current maturities of long-term debt................................         39         39         63         63
  Income taxes accrued................................................        282        407        259        235
                                                                        ---------  ---------  ---------  ---------
    TOTAL CURRENT LIABILITIES.........................................      4,186      4,134      4,306      4,124
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      9,409      9,409      9,256      9,256
Minority interest in Nabisco Holdings.................................        806        806        797        797
Other noncurrent liabilities..........................................      2,202      1,623      2,223      1,872
Deferred income taxes.................................................      3,577      3,514      3,605      3,542
Contingencies (Note 3)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
  debentures*.........................................................        954     --            954     --
Stockholders' equity:
  Series C convertible preferred stock................................     --         --              3     --
  Other preferred stock...............................................        528     --            534     --
  Common stock (327,094,964 shares issued at June 30, 1997)...........          3     --              3     --
  Paid-in capital.....................................................     10,042     11,886     10,038     11,890
  Retained earnings...................................................         68        190     --         --
  Cumulative translation adjustments..................................       (286)      (286)      (221)      (221)
  Other stockholders' equity..........................................       (188)    --           (209)    --
                                                                        ---------  ---------  ---------  ---------
    TOTAL STOCKHOLDERS' EQUITY........................................     10,167     11,790     10,148     11,669
                                                                        ---------  ---------  ---------  ---------
                                                                        $  31,301  $  31,276  $  31,289  $  31,260
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------

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

GENERAL

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

NEW ACCOUNTING PRONOUNCEMENTS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which establishes new standards for computing and presenting net income per share. As a result, RJRN Holdings will begin reporting in the fourth quarter of 1997 both a basic and diluted net income per share amount for each period presented. It is anticipated that basic net income per share, which excludes any dilution, and diluted net income per share will not be significantly different than net income per share calculated under current accounting standards.

RESTRUCTURING EXPENSE

    In the second quarter of 1996, Nabisco Holdings Corp. ("Nabisco Holdings") recorded a $428 million ($241 million after-tax, net of minority interest) restructuring expense related to a program undertaken to streamline operations and improve profitability.

    As of June 30, 1997, approximately $260 million of the restructuring accruals were utilized as follows: $146 million for severance and related benefits, $82 million for product line rationalizations, $26 million for contract terminations and $6 million for plant closures.

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                        JUNE 30,    DECEMBER 31,
                                                                          1997          1996
                                                                       -----------  -------------
Finished products....................................................   $     876     $     830
Leaf tobacco.........................................................       1,290         1,161
Raw materials........................................................         248           234
Other................................................................         433           411
                                                                       -----------       ------
                                                                        $   2,847     $   2,636
                                                                       -----------       ------
                                                                       -----------       ------

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1997, 124 new actions were filed or served against RJRT and/or its affiliates or indemnitees (as against only 44 in the second quarter of 1996) and 57 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. Since the close of the second quarter, through August 7, 1997, an additional 117 suits have been filed or served, and 14 dismissed. There have also been noteworthy increases in the number of these cases pending. On August 7, 1997, there were 448 active cases pending against RJRT and/or its affiliates or indemnitees, as compared with 203 cases in July 1996 and 68 in July 1995. Of these cases, 443 are in the United States, one in Canada, three in Puerto Rico, and one in Guam.

    The United States cases are in 44 states and are distributed as follows: 179 in Florida, 61 in New York, 36 in Texas, 18 in Louisiana, 11 in each of New Jersey and Pennsylvania, ten in each of Alabama, California, and Ohio, eight in each of Tennessee and Mississippi, six in West Virginia, five in each of Indiana and Massachusetts, four in each of Kansas, Michigan, and Oklahoma, three in each of Arizona, Colorado, District of Columbia, Hawaii, Minnesota, New Mexico, Oregon, and Washington, two in each of Connecticut, Georgia, Illinois, Iowa, Maryland, Missouri, Montana, New Hampshire, South Dakota, and Wisconsin, and one in each of Alaska, Arkansas, Idaho, Kentucky, Nevada, North Carolina, South Carolina, Utah, and Vermont. Of the 443 active cases in the United States, 331 are pending in state court and 112 in federal court.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Eight of the 443 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Thirty-six cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, flight attendants alleging personal injury from exposure to environmental tobacco smoke in their workplace and Blue Cross/Blue Shield subscribers claiming reimbursement for premiums paid. Sixty-six of the active cases seek, INTER ALIA, recovery of the cost of Medicaid funds or other health related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional equitable and constitutional defenses. RJRN has asserted additional defenses, including

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
jurisdictional defenses, in many of the cases in which it is named. Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendant in that case, CARTER V. BROWN & WILLIAMSON, is seeking to reverse the judgment on appeal. On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER case, a Florida state court jury found no RJRT liability.

    On June 24, 1992, the United States Supreme Court in CIPOLLONE held INTER ALIA that claims that tobacco companies failed adequately to warn of the risks of smoking after 1969 and claims that their advertising and promotional practices undermined the effect of warnings after that date were preempted by the Cigarette Act. The Supreme Court also held that certain claims sounding in breach of express warranty, fraud, misrepresentation and conspiracy were not preempted.

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

    Since the federal appeals court decision in CASTANO, class action suits based on similar claims have been brought in state courts in Alabama, Arkansas, the District of Columbia (D.C. court), Georgia, Hawaii, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Ohio, Oklahoma, New Jersey, New York, Pennsylvania, South Dakota, Tennessee, Texas, West Virginia and Wisconsin. A similar suit had previously been filed in Indiana. Similar suits are also expected to be filed in additional jurisdictions and there are additional class action suits pending in Canada and Puerto Rico. Each such suit asserts claims on behalf of residents of the particular jurisdiction who allegedly are or claim to be addicted, injured, or at greater risk of injury by the use of tobacco, or are the legal survivors of such persons. In addition, two earlier class action suits are still pending in Florida. In one case, BROIN V. PHILIP MORRIS COMPANY, a class consisting of all non-smoking flight attendants who work or have worked for U.S. airlines has been certified, and the first phase of the case is currently being tried. In a second case, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified, and the case, previously scheduled for trial in September 1997, will be rescheduled based on when the BROIN trial is completed. A class was certified in another purported class action suit, SCOTT V. AMERICAN TOBACCO

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
COMPANY, on April 11, 1997. Defendants have removed the case to federal court and are seeking reconsideration of the certification. Another suit, GEIGER V. AMERICAN TOBACCO COMPANY, was certified as a class action by a New York State court on July 24, 1997 and defendants have filed a notice of appeal. A class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. During the second quarter of 1997, class certification was denied in two other cases: one, ARCH V. AMERICAN TOBACCO COMPANY, pending in the United States District Court for the Eastern District of Pennsylvania, on June 3, 1997 and another, SMITH V. BROWN & WILLIAMSON, pending in the United States District court for the Western District of Missouri, in which RJRT is not a defendant, on May 22, 1997.

    THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. THE AMERICAN TOBACCO COMPANY, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also sought an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages were sought in unspecified amounts. The case was scheduled for trial on July 7, 1997, but on July 2, 1997, the parties arrived at an agreement in principle settling the claims relating to the subject matter of the litigation, subject to the drafting and execution of a comprehensive settlement agreement. See "Proposed Resolutions" below.

    Following the filing of the MOORE case referred to above, other states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection statutes. On August 7, 1997, there were 36 such cases pending in the following states or territories: Alaska, Arizona, California, Colorado, Connecticut, Florida, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, South Carolina, Texas, Utah, Vermont, Washington, West Virginia and Wisconsin. Jury selection has begun in the Florida attorney general's case and the Texas case is scheduled for September 29, 1997.

    The suit by the State of Florida raises special issues because it was brought under a July 1994 amendment to a Florida statute which allows the state to bring an action in its own name against the tobacco industry to recover the state's Medicaid payments for the treatment of illnesses statistically associated with cigarette smoking. The amendment did not require the state to identify the individuals who received medical care, permitted claims to be filed in the aggregate and eliminated the comparative negligence and assumption of risk defenses. The amendment was challenged on state and federal constitutional grounds in a lawsuit brought by Philip Morris Companies Inc., Associated Industries of Florida and others in June 1994. The trial court ruling in this case was appealed to the Florida Supreme Court which, on June 27, 1996, issued its opinion limiting the amendment in several respects. Among other things, the court ruled: that provisions abrogating affirmative defenses available to tobacco companies if sued by individuals could only be applied to claims brought by the state arising out of payments made after

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
July 1, 1994, the effective date of the amendment; that the state must identify individual recipients of Medicaid payments; and that claims previously barred by the statute of repose could not be revived. The Florida Supreme Court, in a 4-3 decision, expressly stated that although it found provisions of the statute to be "facially" constitutional, it was specifically leaving open the right to challenge those provisions as applied in any specific lawsuit. The plaintiffs in that lawsuit were unsuccessful in their request to obtain United States Supreme Court review of the Florida Supreme Court's decision.

    In an order dated September 16, 1996, the Florida trial court hearing the attorney general's case applied the Florida Supreme Court decision to that case. The order dismissed fifteen of plaintiff's eighteen causes of action, but left standing the claims of negligence and/or products liability and one count of the complaint which seeks to enjoin certain acts, including the sale of cigarettes to minors. It also required the attorney general to identify the individual Medicaid recipients for whom the state is seeking recovery within 30 days and precluded recovery by the state on payments made prior to July 1994, except by subrogation and assignment. Following this ruling, the State of Florida filed an amended complaint that restated the counts of the prior complaint left standing by the September order and added five additional counts. One of these counts alleged various statutory and criminal violations arising under the Florida Drug and Cosmetic Act, based on alleged wrongful and illegal targeting of minors, fraudulent practices, public nuisance and deceptive and unfair trade practices. The other four new counts alleged violations of various sections of the Florida RICO Act. Defendants' motion to dismiss the RICO counts was denied.

    In response to certain pretrial motions filed by the defendants, the Court has ruled INTER ALIA that: (1) all claims for punitive damages under Counts One (negligence) and Two (strict liability) of the complaint are dismissed; and (2) the state's cause of action does not accrue until such time as it has paid Medicaid benefits and that the state's action must be limited to its past damages and may not include a claim for future damages. In addition, in ruling on certain procedural motions, the judge in this case has severely limited the affirmative evidence that defendants may present at trial, which could have a significant adverse impact on the course and outcome of this trial.

    In addition to the 36 actions brought by the various state attorneys general, 30 actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and four native American tribes.

    Although RJRT and most other cigarette manufacturers have agreed to the Memorandum described below, the uncertainty of its enactment into law requires that they continue to defend these attorneys general and related cases vigorously and they continue to do so (as does RJRN in the cases where it is a named defendant). In addition, these tobacco company defendants filed for declaratory judgment in several of the states in which attorneys general cases are now pending including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court), Alaska (federal court) and Hawaii (federal court). Motions to dismiss on behalf of the state government defendants in three of the declaratory judgment actions (Maryland, New Jersey and Connecticut) have been granted. RJRT and the other cigarette manufacturers involved in those cases have noticed appeals seeking to overturn these rulings.

    PROPOSED RESOLUTIONS. Following several months of negotiations among tobacco companies, state attorneys general, representatives of the public health community and plaintiffs' lawyers, on June 20, 1997,

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
counsel representing RJRT and certain other parties signed a Memorandum of Understanding and Resolution (the "Memorandum") that sets forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco. The Memorandum is subject to any necessary approvals by the various states and the Boards of Directors of RJRT and the other participating tobacco companies. For the complete terms of the Memorandum, see the Companies' Report on Form 8-K, filed with the Securities and Exchange Commission on June 20, 1997, which includes the Memorandum as an exhibit.

    There can be no assurance that legislation to implement the Memorandum will be enacted or that it will be enacted without modification that is materially adverse to the tobacco industry, particularly in light of the complex legal and factual issues involved and the need to reconcile the views of many competing interests. It is not certain that any proposed legislation that emerges from this process will be acceptable to RJRT. If enacted, the legislation could face challenges on the grounds, among others, that the federal government lacks the authority to regulate the tobacco industry or limit its liability in the manner contemplated by the Memorandum. Regardless of the legislative outcome, the negotiation and signing of the Memorandum could adversely affect other federal, state and local regulation of the tobacco industry, alter the climate for pending litigation against RJRN, RJRT and other tobacco companies and affect the number of new smoking and health claims filed against the industry.

    The Memorandum requires the tobacco companies to make an initial $10 billion payment and subsequent annual multi-billion dollar payments. Discussions with other manufacturers who were participants in the negotiations which led to the Memorandum are still in progress, but, RJRT believes that its share of the initial payment will be in the range of $600 to $700 million and that subsequent payments will be allocated within the industry based on market share. However, the financial effects of this legislation and the related contractual protocol are difficult to predict. They depend, among other things, on (i) the amount and timing of the payments actually required of RJRT by the legislation; (ii) the means used to finance these payments; (iii) the impact of increased cigarette prices and other aspects of the legislation and the contractual protocol on domestic cigarette consumption; (iv) the effect of the legislation and the contractual protocol on the consumption of tobacco products and the regulatory and litigation environment outside the United States; (v) their effect, if any, on public attitudes toward smoking and the tobacco industry; and (vi) their impact on RJRT's competitive position in the tobacco industry.

    Despite these uncertainties, RJRN believes that implementation of the Memorandum would increase the costs and reduce the consumption of RJRT's tobacco products in the United States and that it could have a significant negative effect on the business of RJRT and the stated financial position of RJRN and RJRT. Any significant negative effect on the financial position of RJRN could ultimately impact the share repurchase and dividend policies of RJRN Holdings. On the other hand, the proposals contemplated by the Memorandum offer a measure of relief from certain litigation that could otherwise materially affect the results of operations or cash flows of RJRN in particular quarterly or annual periods or its financial condition. In evaluating any legislation to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and a reduction in aggregate contingency risk, against the resulting monetary, regulatory and other costs.

    THE MISSISSIPPI AGREEMENT. Because the Memorandum, unless and until it is enacted into law, will not resolve any pending litigation scheduled for trial in advance of such enactment, the parties in each of these cases must decide, on a case-by-case basis, whether to proceed to trial or seek some other resolution. The

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
first attorney general case scheduled for trial after adoption of the Memorandum was MOORE V. AMERICAN TOBACCO COMPANY. In that case, a settlement was agreed to on July 2, 1997, based on a Memorandum of Understanding and subject to a number of conditions, including the negotiation and execution of a full settlement agreement.

    The agreement calls for the defendants to pay an aggregate of $170 million to the State of Mississippi, as well as additional amounts to the Attorney General and plaintiffs' private counsel for their litigation costs and expenses. It also provides for continuing payments commencing December 31, 1998, and annually thereafter, based on Mississippi's 1.7% share of $4 billion in the first year, escalating to 1.7% of $8 billion in year eight and thereafter, adjusted upward by no less than 3% per year and further adjusted upward or downward to reflect increases or decreases in volume of domestic tobacco product sales. If the U.S. Congress enacts federal legislation in keeping with the Memorandum discussed above, the terms of that legislation would supersede the terms of the Mississippi agreement and defendants would receive credit for these payments against the obligations arising under the federal legislation for payments already made to Mississippi. If, instead, the defendants enter into a number of separate settlement agreements with the other individual states that have brought cost recovery suits against tobacco companies, Mississippi would be entitled to payment adjustments to assure that it receives at least as favorable a settlement as any other separately settling non-federal governmental plaintiff.

    On July 15, 1997, the settling defendants made their first payment under the Mississippi agreement into an escrow account to be released to the State when certain conditions, including the execution of a definitive agreement, have been satisfied. RJRT's payment into that escrow account was $12,410,000. An additional aggregate payment of $15 million relating to plaintiffs' legal expenses (subject to later adjustment) was paid on July 30, 1997. RJRT's share of that payment was $3,765,000.

    RJRT has participated and may continue to participate in discussions with certain other states with health care cost recovery actions scheduled to be tried in the coming months in order to postpone or settle those actions while awaiting passage of the legislation contemplated by the Memorandum. There can be no assurance that any such postponement or settlement can be achieved, or, if achieved, as to the terms ultimately agreed to. In the absence of postponement or settlement, these actions would be tried as scheduled and any final judgment reached prior to enactment of the contemplated legislation would not be affected by the passage of the legislation.

    RECENT AND SCHEDULED TRIALS. As of August 7, 1997, there were 12 cases scheduled for trial in 1997 against RJRT and/or RJRN alleging injuries relating to tobacco. Among these are three class action suits (one of which is currently in trial) and two attorneys general suits. Cases against other tobacco company defendants are also scheduled for trial in 1997 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, Atlanta Division, FARR
V. R.J. REYNOLDS TOBACCO COMPANY, alleging claims under Title VII and the Equal Pay Act on behalf of female RJRT employees and applicants for employment in the "southeast sales region", seeking equitable relief, back pay and lost benefits, as well as

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--CONTINGENCIES (CONTINUED)
punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. RJRT has filed an answer in the case and intends to defend it vigorously. Other lawsuits filed by RJRT against various government agencies are described below. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco-- Governmental Activity."

    RJRT, R.J. Reynolds Tobacco International ("RJRTI") and Northern Brands International, another subsidiary of RJRN, each received document subpoenas dated July 24, 1997, from a federal grand jury sitting in the Northern District of New York. RJRT understands that the grand jury is investigating possible smuggling activities. RJRT, RJRTI and Northern Brands International will respond to these subpoenas, but are unable to predict the outcome of the grand jury's investigation.

                            ------------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the recent Liggett settlements of certain health care cost recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment to uphold the FDA's regulation of cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the Memorandum referred to above, may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

    RJRN Holdings and RJRN believe that notwithstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.
                            ------------------------

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

RESULTS OF OPERATIONS

    Summarized financial data for RJRN Holdings is as follows:

                                                                              THREE MONTHS                SIX MONTHS
                                                                                 ENDED                      ENDED
                                                                                JUNE 30,                   JUNE 30,
                                                                        ------------------------   ------------------------
                                                                         1997    1996   % CHANGE    1997    1996   % CHANGE
                                                                        ------  ------  --------   ------  ------  --------
                                                                                       (DOLLARS IN MILLIONS)
NET SALES:
RJRT..................................................................  $1,216  $1,173      4%     $2,292  $2,230      3%
Reynolds International................................................     879     852      3       1,677   1,691     (1)
                                                                        ------  ------             ------  ------
  Total Tobacco.......................................................   2,095   2,025      3       3,969   3,921      1
                                                                        ------  ------             ------  ------
Nabisco Biscuit.......................................................     907     914     (1)      1,708   1,785     (4)
U.S. Foods Group......................................................     647     639      1       1,174   1,202     (2)
                                                                        ------  ------             ------  ------
Domestic Food Group...................................................   1,554   1,553   --         2,882   2,987     (4)
International Food Group..............................................     637     625      2       1,214   1,181      3
                                                                        ------  ------             ------  ------
  Total Food..........................................................   2,191   2,178      1       4,096   4,168     (2)
                                                                        ------  ------             ------  ------
                                                                        $4,286  $4,203      2      $8,065  $8,089
                                                                        ------  ------             ------  ------
                                                                        ------  ------             ------  ------
OPERATING COMPANY CONTRIBUTION:(1)
RJRT..................................................................  $  395  $  390      1%     $  775  $  770      1%
Reynolds International................................................     179     162     10         374     359      4
                                                                        ------  ------             ------  ------
  Total Tobacco.......................................................     574     552      4       1,149   1,129      2
                                                                        ------  ------             ------  ------
Nabisco Biscuit.......................................................     183     146     25         317     271     17
U.S. Foods Group......................................................      93      81     15         158     144     10
                                                                        ------  ------             ------  ------
Domestic Food Group...................................................     276     227     22         475     415     14
International Food Group..............................................      44      63    (30)         98     113    (13)
                                                                        ------  ------             ------  ------
  Total Food..........................................................     320     290     10         573     528      9
                                                                        ------  ------             ------  ------
Headquarters..........................................................     (18)    (17)    (6)        (35)    (34)    (3)
                                                                        ------  ------             ------  ------
                                                                        $  876  $  825      6      $1,687  $1,623      4
                                                                        ------  ------             ------  ------
                                                                        ------  ------             ------  ------
OPERATING INCOME:
RJRT..................................................................  $  303  $  298      2%     $  592  $  587      1%
Reynolds International................................................     167     151     11         352     338      4
                                                                        ------  ------             ------  ------
  Total Tobacco.......................................................     470     449      5         944     925      2
                                                                        ------  ------             ------  ------
Domestic Food Group...................................................     226    (177)  --           374     (40)  --
International Food Group..............................................      38     (18)  --            86      26    231
                                                                        ------  ------             ------  ------
  Total Food..........................................................     264    (195)  --           460     (14)  --
                                                                        ------  ------             ------  ------
Headquarters..........................................................     (18)    (17)    (6)        (35)    (34)    (3)
                                                                        ------  ------             ------  ------
                                                                        $  716  $  237    202      $1,369  $  877     56
                                                                        ------  ------             ------  ------
                                                                        ------  ------             ------  ------

------------------------
(1) Operating Company Contribution represents operating income before amortization of trademarks and goodwill and restructuring expense.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    RJRT's net sales for the second quarter of 1997 were $1.22 billion, an increase of $43 million or 4% from the second quarter of 1996, and $2.29 billion for the first six months of 1997, an increase of $62 million or 3% over 1996. The increase for both periods is mainly attributable to higher pricing, partially offset by lower overall volume. Overall volume decreased 4% in both the second quarter and the first six months of 1997 over the prior year. Full price segment volume for the second quarter and the first six months of 1997 decreased 5% and 4%, respectively, over 1996, while savings segment volume decreased 3% and 5%, respectively.

    Industry volume was flat for the quarter but continues its shift to the full price category with full price volume up 1% and savings volume down 5%. Industry volume for the first six months of 1997 decreased 2% with full price volume flat and savings volume down 5%. RJRT's overall market share decreased to 25.44% during the second quarter of 1997 from 26.00% for the second quarter of 1996. Overall market share for the first six months of 1997 decreased to 25.45% from 26.12% in 1996.

    The Camel brand remained the company's strongest performing brand with volume increases of 8% in both the second quarter and the first half of 1997. The rollout of the Red Kamel line extension to single-pack-oriented retail outlets was completed in April 1997 and market response to the Camel Menthol styles introduced in January 1997 continues to be positive. Doral, the industry's leading savings brand, posted volume gains of 4% for the second quarter and first six months of 1997. Offsetting these increases were declines in Winston and Salem and other low margin savings brands for both periods in 1997. The company continues its program of ceding market share of low margin brands. RJRT continues to study Eclipse, a cigarette featuring 90% reduced second-hand smoke, along with the Moonlight Tobacco Company brands, featuring innovative packaging and product concepts. Additionally, during the second quarter of 1997, RJRT announced that the Winston "No Bull" marketing campaign, which had been tested in the state of Florida for the past year, will be rolled out nationally during the third quarter of 1997. The new positioning will establish Winston as a brand with a "straight-up" attitude leveraged by a unique product point-of-difference: a 100-percent tobacco blend with no additives.

    RJRT's operating company contribution increased 1% for the second quarter and the first six months of 1997 to $395 million and $775 million, respectively, compared to 1996. The increase in operating company contribution for both periods is primarily due to increases in pricing and operating efficiencies, partially offset by decreases in volume, higher marketing spending, and legal costs. Operating income increased 2% for the second quarter and 1% for the first six months of 1997 over the comparable 1996 periods due primarily to the increases in operating company contribution.

    Reynolds International's net sales amounted to $879 million for the second quarter of 1997, a 3% increase over 1996 primarily due to an increase in volume and pricing, partially offset by unfavorable foreign currency translation. Excluding the impact of unfavorable foreign currency translation, net sales would have increased 9% over 1996. Overall volume of 50.7 billion units increased 13% from 1996 primarily due to a 37% gain from markets in the Commonwealth of Independent States (CIS) and Baltic regions. Shipments into the CIS and Baltic regions rebounded sharply after disruptions in the first quarter of 1997. Volume in that region increased 62% in the second quarter versus the first quarter of 1997. Sales in Russia remained strong during the second quarter, with demand for the locally produced Peter 1st brand continuing to exceed capacity. Volumes in Central Europe increased 22% over 1996, driven by Turkey and Romania. Reynolds International continued to experience strong growth in Japan where volume increased 35%, driven by the "low smoke, low smell" Pianissimo brands. The company also reported volume momentum in South Africa and strong performance in Tanzania, despite a difficult economic climate. Offsetting this growth were declines in Western Europe, where flat to declining consumption and price pressures in a number of markets, such as Spain and France, contributed to volume softness. Reynolds

International is continuing to move aggressively to offer medium and low-tar/nicotine alternatives in Western Europe. Camel Lights, now introduced in 30 countries, remained on a strong growth track, with volume up 19% for the first six months of 1997. Reynolds International launched Camel Medium in Holland, Greece, Germany, Switzerland, Belgium and Hungary during the second quarter of 1997. New Winston Lights and Superlights brand styles were launched in Switzerland, Greece and Spain as part of the company's plans to expand participation of its largest-selling international brand in the growing worldwide lights segment. Salem continued its strong performance in Asia, with volume up 19% in the second quarter of 1997.

    Reynolds International's net sales decreased slightly to $1.68 billion for the first six months of 1997 over the 1996 comparable period primarily due to unfavorable foreign currency translation and unfavorable region mix, partly offset by increased pricing. Excluding the impact of unfavorable foreign currency translation, net sales would have increased 4% over 1996. Overall volume of 92.3 billion units increased slightly from 1996 as a result of the volume gains in Central Europe which more than offset the volume softness in Western Europe and the disruptions during the first quarter of 1997 in the CIS and Baltic regions.

    Operating company contribution of $179 million for the second quarter of 1997 increased 10% from 1996 driven primarily by increased pricing, partially offset by unfavorable foreign currency developments. Operating company contribution was $374 million for the first six months of 1997, an increase of 4% over the comparable 1996 period, due primarily to increased pricing and region sales mix, partially offset by unfavorable foreign currency developments and higher product costs. Operating income increased 11% and 4% for the second quarter and first six months of 1997, respectively, primarily as a result of the increases in operating company contribution.

    Reynolds International has commenced a European distribution rationalization program to improve productivity and reduce costs that will not have a material impact on the consolidated financial statements. The program includes inventory realignment, as well as the sale and closure of certain facilities.

GOVERNMENTAL ACTIVITY

    If the legislation contemplated by the Memorandum discussed at Note 3 of the Consolidated Condensed Financial Statements above ("Note 3") is enacted, RJRT and other cigarette manufacturers would be subject to certain actions taken (or to be taken) by certain governmental regulatory agencies that could be expected to have an adverse effect on cigarette sales. As described in Note 3, RJRT would be prepared to support the enactment of such legislation as part of a comprehensive resolution of a variety of tobacco issues. Nonetheless, in the absence of such legislation, regulatory initiatives such as the following remain of significant importance to RJRT.

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

District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION). On the day the final regulations were announced, the plaintiffs filed an amended complaint challenging the regulations. Similar suits were filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit Court of Appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to stop the use of Joe Camel advertising, to require RJRT to undertake certain public education activities, and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. On June 17, 1997, RJRT filed suit against the FTC in the Federal District Court for the Middle District of North Carolina, challenging the FTC's action as procedurally improper. The FTC has moved to dismiss the action.

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

    In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly, beginning in 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute requires the reporting of nicotine yield ratings in accordance with procedures to be established. Together with other cigarette manufacturers, RJRT has filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit has been filed by manufacturers of smokeless tobacco products. The Massachusetts district court denied the manufacturers' motion for summary judgment based on preemption grounds, but certified the case for appeal of this issue to the First Circuit which heard oral argument in June 1997. RJRT is unable to predict the outcome of this litigation.

    Minnesota and Texas have also recently enacted legislation requiring ingredients reporting. RJRT believes that the Minnesota and Texas laws also violate the U.S. Constitution. RJRT has filed suit in the U.S. District Court for the District of Minnesota seeking to restrain the enforcement of the Minnesota law. RJRT is unable to predict the outcome of this litigation.

    A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. RJRT is unable to predict the effect of the recent Memoranda on the regulatory environment for its products abroad.

    As part of a balanced budget agreement, subject to legislative enactment, the White House and the U.S. Congress have agreed to increase the excise tax on cigarettes by $.10 per pack in the year 2000 and an additional $.05 in 2002. It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Reynolds International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Reynolds International or the cigarette industry generally.

    For a description of certain litigation affecting RJRT and its affiliates, see Note 3 to the Consolidated Condensed Financial Statements.

FOOD

    The food business is conducted by operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit company and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Specialty Products, LifeSavers, Planters, Tablespreads and Food Service companies. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    The Domestic Food Group's net sales were flat for the second quarter and 4% lower for the first six months of 1997, with Nabisco Biscuit down 1% and 4%, respectively, and the U.S. Foods Group up 1% and down 2%, respectively. The declines in Nabisco Biscuit were primarily due to lower volume in SnackWell's and breakfast snacks, which more than offset higher volume in core cookie and cracker brands. The U.S. Foods Group's net sales increase in the second quarter was primarily due to higher volume for nuts, candy and gum which was partially offset by lower sales volume for tablespreads and condiments. The U.S. Foods Group's decline in net sales for the first six months of 1997 was primarily due to lower sales volume for tablespreads and condiments, partially offset by higher sales volume for nuts, candy and gum. The International Food Group reported net sales increases for the second quarter and first six months of 1997 of 2% and 3%, respectively. The increases in net sales were primarily driven by the second half 1996 business acquisitions, principally Lucky in Taiwan and Fontaneda in Spain, and improved results in Mexico, China and Venezuela. Partially offsetting these gains were volume declines in Brazil, resulting from aggressive competitive activity in the biscuit and milk categories, and Argentina.

    The Domestic Food Group's operating company contribution for the second quarter and first six months of 1997 increased 22% and 14%, respectively. Excluding the impact of one-time items in 1997 and 1996 discussed below, operating company contribution increased 13% for the second quarter and 10% for the first six months of 1997. On the same basis, Nabisco Biscuit was up 22% and 15%, respectively, and the U.S. Foods Group was down 2% and even, respectively. The Nabisco Biscuit increases resulted largely from restructuring driven margin improvements and on-going productivity initiatives. The U.S. Foods Group's decline for the second quarter was primarily due to reduced sales of higher margin condiment products, while the first six months' profit level was maintained due to restructuring efficiencies and lower consumer promotion expense. The International Food Group's operating company contribution for the second quarter and first six months of 1997 decreased 30% and 13%, respectively. Excluding the impact in 1997 of a one-time item discussed below, the International Food Group's operating company contribution for the second quarter and first six months of 1997 declined 19% and 7%, respectively, principally due to lower earnings in Latin America, most notably lower sales in Brazil and lower sales and increased expenses in Argentina. Higher expansion costs in China and Indonesia also impacted the International Food Group's results unfavorably.

    In 1997, Nabisco's U.S. Foods Group sold certain domestic regional brands for $50 million resulting in a $32 million pre-tax gain. In addition, one-time expenses of $31 million were recognized which included a $14 million provision for the additional write-down of a business held for sale by the U.S. Foods Group, $10 million of expenses for the reorganization of the U.S. Foods Group's selling organization, and $7 million to relocate the International Food Group's headquarters from New York City to New Jersey. In

1996, restructuring related expenses of $4 million at Nabisco Biscuit and $6 million at the U.S. Foods Group were recognized in connection with the implementation of the June 1996 restructuring program.

NET INCOME

    Net income for the second quarter and six months of 1997 reflects a decrease in the overall annual effective tax rate resulting primarily from lower taxes on foreign earnings, the benefit of which was more than offset by unfavorable foreign currency developments.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities for the first six months of 1997 were $273 million, a decrease of $312 million from the six months of 1996 level. The decrease in net cash flows from operating activities reflects increased working capital requirements resulting from higher inventory levels and foreign excise tax prepayments, and higher restructuring and related payments.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities from the Consolidated Condensed Statement of Cash Flows adjusted for acquisitions and divestitures of businesses, less preferred dividends. Free cash flow resulted in an outflow of $67 million for the first six months of 1997 and an inflow of $297 million for the first six months of 1996. The decrease in free cash flow from 1996 to 1997 primarily reflects the higher working capital requirements and restructuring and related payments and a higher level of proceeds from the disposition of businesses and certain assets in the prior year.

    In May 1997, 26,675,000 shares of Series C preferred stock mandatorily converted into 53,350,000 shares of common stock.

    In July 1997, RJRN issued $150 million 8.25% notes due 2004 and $200 million 8.50% notes due 2007. Interest on the notes is payable semi-annually on January 1 and July 1 of each year, beginning January 1, 1998. The net proceeds from the issuance of the notes was used to repay a portion of outstanding commercial paper borrowings.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. No assurance may be given that any such transactions will be announced or completed.

    Capital expenditures were $308 million for the first six months of 1997. The current level of expenditures planned for 1997 is expected to be in the range of approximately $825 million to $875 million (approximately 51% Food and 49% Tobacco), which will be funded primarily by cash flows from operating activities. The current planned level of capital expenditures for 1997 is higher than 1996 primarily due to increased capital investments for Reynolds International (notably in the CIS and Baltic regions). Management expects that its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

LITIGATION

    For a description of certain litigation affecting RJRT and its affiliates, see Note 3 to the Consolidated Condensed Financial Statements.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, particularly with respect to capital expenditures, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.
                            ------------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1997, 124 new actions were filed or served against RJRT and/or its affiliates or indemnitees (as against only 44 in the second quarter of 1996) and 57 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. Since the close of the second quarter, through August 7, 1997, an unprecedented additional 117 suits have been filed or served, and 14 dismissed. There have also been noteworthy increases in the number of these cases pending. On August 7, 1997, there were 448 active cases pending against RJRT and/or its affiliates or indemnitees, as compared with 203 cases in July 1996 and 68 in July 1995. Of these cases, 443 are in the United States, one in Canada, three in Puerto Rico, and one in Guam.

    The United States cases are in 44 states and are distributed as follows: 179 in Florida, 61 in New York, 36 in Texas, 18 in Louisiana, 11 in each of New Jersey and Pennsylvania, ten in each of Alabama, California, and Ohio, eight in each of Tennessee and Mississippi, six in West Virginia, five in each of Indiana and Massachusetts, four in each of Kansas, Michigan, and Oklahoma, three in each of Arizona, Colorado, District of Columbia, Hawaii, Minnesota, New Mexico, Oregon, and Washington, two in each of Connecticut, Georgia, Illinois, Iowa, Maryland Missouri, Montana, New Hampshire, South Dakota, and Wisconsin, and one in each of Alaska, Arkansas, Idaho, Kentucky, Nevada, North Carolina, South Carolina, Utah, and Vermont. Of the 443 active cases in the United States, 331 are pending in state court and 112 in federal court.

    For additional information about tobacco-related litigation and other legal proceedings, see Note 3-- Contingencies--Tobacco Litigation of Notes to Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity."
                            ------------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the recent Liggett settlements of certain health care recovery actions and a purported nationwide smoking and health class action, and a decision by a federal district court on a motion for summary judgment to uphold the FDA's regulation of cigarettes as "drugs" or "medical devices." These developments, as well as the widespread media attention given to the Memorandum referred to above, may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

    *10.1  RJR Nabisco Holdings Corp. 1990 Long-Term Incentive Plan as amended and restated
           effective April 16, 1997.

    *10.2  Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the
           Director named therein dated as of April 16, 1997.

    *10.3  Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997.

    *10.4  Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1997 grant--1 year period) dated as of February 28, 1997.

    *10.5  Form of Restricted Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of June 16, 1997.

    *10.6  Fourth Amendment to the 364 Day Credit Agreement among RJR Nabisco Holdings Corp.,
           RJR Nabisco, Inc. and certain lending institutions dated as of April 4, 1997.

    *12.1  RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the six
           months ended June 30, 1997.

    *27.1  RJR Nabisco Holdings Corp. Financial Data Schedule.

    *27.2  RJR Nabisco, Inc. Financial Data Schedule.

------------------------

*   Filed herewith.

    (b) Reports on Form 8-K

        Report on Form 8-K dated June 20, 1997, regarding the signing of a Memorandum of Understanding setting forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco and attaching as exhibits, the Memorandum of Understanding and related RJRT press release.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RJR NABISCO HOLDINGS CORP.
                                           RJR NABISCO, INC.

                                                         (Registrants)
Date:  August 8, 1997
                                                       /s/ DAVID B. RICKARD
------------------------------------------------
                                           David B. Rickard
                                           Senior Vice President and Chief
                                           Financial Officer

                                                       /s/ RICHARD G. RUSSELL
------------------------------------------------
                                           Richard G. Russell
                                           Senior Vice President and Controller