Form 10-Q
period 1997-09-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1997-11-05
CIK 847903, 83612

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               --------------

                                  FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997

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

    Indicate the number of shares outstanding of each of the Registrants' classes of common stock as of the latest practicable date: September 30, 1997:

     RJR Nabisco Holdings Corp.: 323,761,223 shares of common stock, par value $.01 per share RJR Nabisco, Inc.: 3,021.86513 shares of common stock, par value $1,000 per share

                                ---------------

    RJR Nabisco, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                     INDEX

                                                                         PAGE
                                                                         ----
Part I--Financial Information
 Item 1.  Financial Statements
          Consolidated Condensed Statements of Income--Three Months
           Ended September 30, 1997 and 1996.........................       1
          Consolidated Condensed Statements of Income--Nine Months
            Ended September 30, 1997 and 1996........................       2
          Consolidated Condensed Statements of Cash Flows--Nine
           Months Ended September 30, 1997 and 1996..................       3
          Consolidated Condensed Balance Sheets--September 30, 1997
           and December 31, 1996.....................................       4
          Notes to Consolidated Condensed Financial Statements.......    5-14
 Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................   15-22

Part II--Other Information
 Item 1. Legal Proceedings...........................................   23-24
 Item 6. Exhibits and Reports on Form 8-K............................      25
 Signatures..........................................................      26

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                                RJR NABISCO, INC.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                  (Dollars in Millions Except Per Share Amounts)

                                                                              THREE MONTHS          THREE MONTHS
                                                                                 ENDED                 ENDED
                                                                           SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                                          --------------------  --------------------
                                                                            RJRN                  RJRN
                                                                          HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                          ---------  ---------  ---------  ---------
Net sales*..............................................................  $   4,409  $   4,409  $   4,349  $   4,349
                                                                          ---------  ---------  ---------  ---------
Costs and expenses:
 Cost of products sold*.................................................      2,212      2,212      2,036      2,036
 Selling, advertising, administrative and general expenses..............      1,555      1,561      1,473      1,475
 Amortization of trademarks and goodwill................................        158        158        157        157
                                                                          ---------  ---------  ---------  ---------
  Operating income......................................................        484        478        683        681
Interest and debt expense...............................................       (224)      (201)      (233)      (209)
Other income (expense), net.............................................        (16)       (16)       (23)       (23)
                                                                          ---------  ---------  ---------  ---------
  Income before income taxes............................................        244        261        427        449
Provision for income taxes..............................................        104        113        188        198
                                                                          ---------  ---------  ---------  ---------
  Income before minority interest in income of Nabisco Holdings.........        140        148        239        251
Less minority interest in income of Nabisco Holdings....................         18         18         14         14
                                                                          ---------  ---------  ---------  ---------
  Net income............................................................        122        130        225        237
Less preferred stock dividends..........................................         11     --             11     --
                                                                          ---------  ---------  ---------  ---------
  Net income applicable to common stock.................................  $     111  $     130  $     214  $     237
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Net income per common and common equivalent share.......................  $    0.34             $    0.66
                                                                          ---------             ---------
                                                                          ---------             ---------
Dividends per share of Series C preferred stock.........................  $  --                 $   1.503
                                                                          ---------             ---------
                                                                          ---------             ---------
Dividends per share of common stock.....................................  $  0.5125             $  0.4625
                                                                          ---------             ---------
                                                                          ---------             ---------
Weighted average number of common and common equivalent shares
  outstanding (in thousands)............................................    326,075               324,762
                                                                          ---------             ---------
                                                                          ---------             ---------

------------------------
* Excludes excise taxes of $946 million and $970 million for the three months ended September 30, 1997 and 1996, respectively.

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)

                                                                            NINE MONTHS           NINE MONTHS
                                                                               ENDED                 ENDED
                                                                         SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
Net sales*............................................................  $  12,474  $  12,474  $  12,438  $  12,438
                                                                        ---------  ---------  ---------  ---------
Costs and expenses:
 Cost of products sold*...............................................      5,886      5,886      5,778      5,778
 Selling, advertising, administrative and general expenses............      4,259      4,265      4,197      4,203
 Amortization of trademarks and goodwill..............................        476        476        475        475
 Restructuring expense................................................     --         --            428        428
                                                                        ---------  ---------  ---------  ---------
  Operating income....................................................      1,853      1,847      1,560      1,554
Interest and debt expense.............................................       (687)      (616)      (697)      (626)
Other income (expense), net...........................................        (92)       (92)       (81)       (81)
                                                                        ---------  ---------  ---------  ---------
  Income before income taxes..........................................      1,074      1,139        782        847
Provision for income taxes............................................        445        473        404        432
                                                                        ---------  ---------  ---------  ---------
  Income before minority interest in income (loss) of Nabisco
   Holdings...........................................................        629        666        378        415
Less minority interest in income (loss) of Nabisco Holdings...........         51         51        (18)       (18)
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................        578        615        396        433
Less preferred stock dividends........................................         33     --             32     --
                                                                        ---------  ---------  ---------  ---------
  Net income applicable to common stock...............................  $     545  $     615  $     364  $     433
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per common and common equivalent share.....................  $    1.67             $    1.11
                                                                        ---------             ---------
                                                                        ---------             ---------
Dividends per share of Series C preferred stock.......................  $   2.254             $   4.509
                                                                        ---------             ---------
                                                                        ---------             ---------
Dividends per share of common stock...................................  $  1.5375             $  1.3875
                                                                        ---------             ---------
                                                                        ---------             ---------
Weighted average number of common and common equivalent shares
  outstanding (in thousands)..........................................    326,024               327,070
                                                                        ---------             ---------
                                                                        ---------             ---------

------------------------
* Excludes excise taxes of $2.677 billion and $2.825 billion for the nine months ended September 30, 1997 and 1996, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                         RJR NABISCO HOLDINGS CORP.
                             RJR NABISCO, INC.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)

                                                                                    NINE MONTHS              NINE MONTHS
                                                                                       ENDED                    ENDED
                                                                                 SEPTEMBER 30, 1997       SEPTEMBER 30, 1996
                                                                              ------------------------  ----------------------
                                                                                 RJRN                      RJRN
                                                                               HOLDINGS       RJRN       HOLDINGS      RJRN
                                                                              -----------  -----------  -----------  ---------
Cash flows from (used in) operating activities:
 Net income.................................................................   $     578    $     615    $     396   $     433
                                                                                   -----        -----        -----   ---------
 Adjustments to reconcile net income to net cash flows from (used in)
  operating activities:
  Depreciation and amortization.............................................         868          868          866         866
  Deferred income tax provision (benefit)...................................          23           24         (197)       (195)
  Changes in working capital items, net.....................................        (703)        (486)        (431)       (322)
  Restructuring and restructuring related expense, net of cash payments.....        (179)        (179)         308         308
  Other, net................................................................          (8)          (5)           8           2
                                                                                   -----        -----        -----   ---------
   Total adjustments........................................................           1          222          554         659
                                                                                   -----        -----        -----   ---------
   Net cash flows from operating activities.................................         579          837          950       1,092
                                                                                   -----        -----        -----   ---------
Cash flows from (used in) investing activities:
 Capital expenditures.......................................................        (517)        (517)        (499)       (499)
 Acquisition of businesses..................................................      --           --             (187)       (187)
 Disposition of businesses and certain assets...............................         112          112          138         138
                                                                                   -----        -----        -----   ---------
   Net cash flows used in investing activities..............................        (405)        (405)        (548)       (548)
                                                                                   -----        -----        -----   ---------
Cash flows from (used in) financing activities:
 Net borrowings (repayments) of long-term debt..............................         614          614         (170)       (170)
 Increase (decrease) in short-term borrowings...............................        (234)        (234)         459         459
 Dividends paid on common stock and preferred stock, including dividends paid
  to Nabisco Holdings' minority common shareholders.........................        (574)         (26)        (536)        (22)
 Other, net -- including intercompany transfers and payments................          38         (767)         (51)       (831)
                                                                                   -----        -----        -----   ---------
   Net cash flows used in financing activities..............................        (156)        (413)        (298)       (564)
                                                                                   -----        -----        -----   ---------
Effect of exchange rate changes on cash and cash equivalents................         (19)         (19)          (7)         (7)
                                                                                   -----        -----        -----   ---------
   Net change in cash and cash equivalents..................................          (1)      --               97         (27)
Cash and cash equivalents at beginning of period............................         252          251          234         232
                                                                                   -----        -----        -----   ---------
Cash and cash equivalents at end of period..................................   $     251    $     251    $     331   $     205
                                                                                   -----        -----        -----   ---------
                                                                                   -----        -----        -----   ---------

                SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Millions)

                                                                         SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
Assets
Current assets:
 Cash and cash equivalents............................................  $     251  $     251  $     252  $     251
 Accounts and notes receivable, net...................................      1,421      1,419      1,418      1,413
 Inventories..........................................................      2,783      2,783      2,636      2,636
 Prepaid expenses and excise taxes....................................        463        463        445        445
                                                                        ---------  ---------  ---------  ---------
  Total current assets................................................      4,918      4,916      4,751      4,745
                                                                        ---------  ---------  ---------  ---------
Property, plant and equipment, net....................................      5,819      5,819      5,835      5,835
Trademarks, net.......................................................      7,829      7,829      8,030      8,030
Goodwill, net.........................................................     11,982     11,982     12,268     12,268
Other assets and deferred charges.....................................        404        386        405        382
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,952  $  30,932  $  31,289  $  31,260
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Liabilities and Stockholders' Equity
Current liabilities:
 Short-term borrowings................................................  $     586  $     586  $     609  $     609
 Accounts payable and accrued liabilities.............................      2,920      2,745      3,375      3,217
 Current maturities of long-term debt.................................         36         36         63         63
 Income taxes accrued.................................................        222        410        259        235
                                                                        ---------  ---------  ---------  ---------
  Total current liabilities...........................................      3,764      3,777      4,306      4,124
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      9,632      9,632      9,256      9,256
Minority interest in Nabisco Holdings.................................        813        813        797        797
Other noncurrent liabilities..........................................      2,171      1,356      2,223      1,872
Deferred income taxes.................................................      3,537      3,473      3,605      3,542
Contingencies (Note 3)
RJRN Holdings' obligated mandatorily redeemable
 preferred securities of subsidiary trust holding solely
 junior subordinated debentures*......................................        953     --            954     --
Stockholders' equity:
 Series C convertible preferred stock.................................     --         --              3     --
 Other preferred stock................................................        524     --            534     --
 Common stock (327,138,523 shares issued at September 30, 1997).......          3     --              3     --
 Paid-in capital......................................................     10,045     11,888     10,038     11,890
 Retained earnings....................................................         13        320     --         --
 Cumulative translation adjustments...................................       (327)      (327)      (221)      (221)
 Other stockholders' equity...........................................       (176)    --           (209)    --
                                                                        ---------  ---------  ---------  ---------
   Total stockholders' equity.........................................     10,082     11,881     10,148     11,669
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,952  $  30,932  $  31,289  $  31,260
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

    As of September 30, 1997, approximately $315 million of the restructuring accruals were utilized as follows: $170 million for severance and related benefits, $110 million for product line rationalizations, $27 million for contract terminations and $8 million for plant closures.

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

NOTE 2--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                             SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                                                             -------------------  -----------------
Finished products..........................................................       $     875           $     830
Leaf tobacco...............................................................           1,228               1,161
Raw materials..............................................................             232                 234
Other......................................................................             448                 411
                                                                                     ------              ------
                                                                                  $   2,783           $   2,636
                                                                                     ------              ------
                                                                                     ------              ------

NOTE 3--CONTINGENCIES

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1997, 191 new actions were served against RJRT and/or its affiliates or indemnitees (as against only 64 in the third quarter of 1996) and 49 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. Since the close of the third quarter, through October 25, 1997, an additional 22 suits have been served, and 4 dismissed. There have also been noteworthy increases in the number of these cases pending. On October 25, 1997, there were 506 active cases pending against RJRT and/or its affiliates or indemnitees, as compared with 267 cases in October 1996 and 114 in October 1995. Of these cases, 500 are in the United States, two in Canada, three in Puerto Rico, and one in Guam.

    The United States cases are in 46 states and are distributed as follows:
215 in Florida, 76 in New York, 22 in Texas, 19 in Louisiana, 13 in Pennsylvania, 12 in New Jersey, ten in each of Alabama and Ohio, nine in each of California and Tennessee, eight in West Virginia, seven in Mississippi, six in Indiana, five in each of the District of Columbia and Massachusetts, four in each of Georgia, Illinois, Maryland, Michigan and Oklahoma, three in each of Arizona, Colorado, Hawaii, Kansas, Minnesota, Missouri, Nevada, New Mexico, South Dakota and Washington, two in each of Arkansas, Connecticut, Iowa, Montana, New Hampshire, North Carolina, Oregon and Wisconsin, and one in each of Alaska, Idaho, Kentucky, Maine, Rhode Island, South Carolina, Utah and Vermont. Of the 500 active cases in the United States, 385 are pending in state court and 115 in federal court.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, anti-trust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Eight of the 500 active cases in the United States involve alleged non-smokers claiming injuries resulting from exposure to environmental tobacco smoke. Forty-one cases

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. Seventy-eight of the active cases seek, inter alia, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act ("the Cigarette Act") of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorneys general cases (discussed below), additional equitable and constitutional defenses. RJRN and RJRN Holdings have asserted additional defenses, including jurisdictional defenses, in many of the cases in which they are named.

    Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, Cipollone v. Liggett Group, Inc., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendant in that case, Carter v. Brown & Williamson, is seeking to reverse the judgment on appeal. On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the Carter case, a Florida state court jury found no RJRT liability. On October 31, 1997, in still another case (Karbiwnyk v. R.J. Reynolds Tobacco Company) brought by the same attorney, another state court jury found no RJRT liability. In addition, since the end of the second quarter of 1997, RJRT and other tobacco industry defendants have settled four lawsuits. See "Interim Agreements" below.

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

    Since the federal appeals court decision in Castano, class action suits based on similar claims have been brought in state courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Georgia, Hawaii, Illinois, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, Ohio, Oklahoma, New Jersey, New York, Pennsylvania, South Dakota, Tennessee, Texas, West Virginia and Wisconsin. A similar suit had previously been filed in Indiana. A class action filed in Tennessee seeks

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. Suits are also expected to be filed in additional jurisdictions and there are also class action suits pending in Canada and Puerto Rico. Each such suit asserts claims on behalf of residents of the particular jurisdiction who claim to be addicted, injured, or at greater risk of injury by the use of tobacco, or are the legal survivors of such persons.

    In one earlier class action suit pending in Florida, Engle v. R.J. Reynolds Tobacco Company, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified. The case is scheduled for trial in February 1998. On October 28, 1997, class certification was also granted in another case, Hoskins v. R.J. Reynolds Tobacco Company, pending in a New York state court. A class was certified in another purported class action suit, Scott v. American Tobacco Company, on April 11, 1997. Defendants have removed the case to federal court and are seeking reconsideration of the certification. Another suit, Geiger v. American Tobacco Company, was conditionally certified as a class action by a New York State court on July 24, 1997 and defendants appealed this decision. Class certification was denied, however, on August 18, 1997, by a District of Columbia court in the case of Reed v. Philip Morris. In October 1997, class certification was also denied in Arch v. American Tobacco Company, (renamed Barnes v. American Tobacco Company,) which was pending in the United States District Court for the Eastern District of Pennsylvania. That court had initially certified a medical monitoring class based on the plaintiffs' amended complaint (having refused to certify a class based on the initial complaint), but on October 17, 1997, the judge reversed the certification and also dismissed the claims of each of the class representatives.

    THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, Moore v. The American Tobacco Company, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for health care and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also sought an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages were sought in unspecified amounts. The case was scheduled for trial on July 7, 1997, but on July 2, 1997, the parties arrived at an agreement in principle settling the claims relating to the subject matter of the litigation. A comprehensive settlement agreement, based on the agreement in principle, was signed on October 17, 1997. See "Interim Agreements" below.

    Following the filing of the Moore case, other states, through their attorneys general and/or other state agencies, sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection statutes. On October 25, 1997, there were 39 such cases pending in the following states, commonwealths, or territories: Alaska, Arizona, California, Colorado, Connecticut, Georgia, Guam, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Texas, Utah, Vermont, Washington, West Virginia and Wisconsin. The Texas case was scheduled for trial on October 29, 1997, but has been postponed. Another attorney general case in the state of Florida was settled in September. See "Proposed Resolutions" below.

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

   In addition to the 39 pending actions brought by the various attorneys general, 39 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and five native American tribes.

    Although RJRT and most other cigarette manufacturers have agreed to the Memorandum described below, the uncertainty of its enactment into law requires that they continue to defend these attorneys general and related cases vigorously and they continue to do so (as do RJRN and RJRN Holdings in the cases where they are named defendants). In addition, the tobacco company defendants filed for declaratory judgment in several of the states in which attorneys general cases are now pending including Massachusetts (federal court), Texas (state court), Maryland (state court), Connecticut (federal court), Utah (state court), New Jersey (state court), Alaska (federal court) and Hawaii (federal court). Motions to dismiss on behalf of the state government defendants in three of the declaratory judgment actions (Maryland, New Jersey and Connecticut) have been granted. RJRT and the other cigarette manufacturers involved in those cases have noticed appeals seeking to overturn these rulings. The New Jersey Appellate Court refused to hear the tobacco company defendants' appeal. In Maryland, the tobacco company defendants' appeal has been briefed and argued, but no ruling has yet been issued. In Connecticut the Second Circuit Court of Appeals reversed the District Court's order dismissing the tobacco company defendants' motion for declaratory judgment and remanded the case back to the District Court for further court proceedings consistent with that ruling.

    PROPOSED RESOLUTIONS. Following several months of negotiations among tobacco companies, state attorneys general, representatives of the public health community and plaintiffs' lawyers, on June 20, 1997, counsel representing RJRT and certain other parties signed a Memorandum of Understanding and Resolution (the "Memorandum") that sets forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco. For the complete terms of the Memorandum, see the Companies' Report on Form 8-K, dated June 20, 1997, filed with the Securities and Exchange Commission, which includes the Memorandum as an exhibit.

    There can be no assurance that legislation to implement the Memorandum will be enacted or that it will be enacted without modification that is materially adverse to the tobacco industry, particularly in light of the complex legal and factual issues involved and the need to reconcile the views of many competing interests. It is not certain that any proposed legislation that emerges from this process will be acceptable to RJRT. If enacted, the legislation could face challenges on the grounds, among others, that the federal government lacks the authority to regulate the tobacco industry or limit its liability in the manner contemplated by the Memorandum. Regardless of the legislative outcome, the negotiation and signing of the Memorandum could adversely affect other federal, state and local regulation of the tobacco industry, alter the climate for pending litigation against RJRN, RJRT and other tobacco industry defendants and their corporate parents and affect the number of new smoking and health claims filed against the industry.

    The Memorandum requires the tobacco companies to make an initial $10 billion payment and subsequent annual multi-billion dollar payments. Discussions with other manufacturers who were participants in the negotiations which led to the Memorandum are still in progress, but RJRT believes that its share of the initial payment will be in the range of $600 to $700 million and that subsequent payments will be allocated

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

within the industry based on market share. However, the financial effects of this legislation and the related contractual protocol are difficult to predict. They depend, among other things, on (i) the amount and timing of the payments actually required of RJRT by the legislation; (ii) the means used to finance these payments; (iii) the impact of increased cigarette prices and other aspects of the legislation and the contractual protocol on domestic cigarette consumption; (iv) the effect of the legislation and the contractual protocol on the consumption of tobacco products and the regulatory and litigation environment outside the United States; (v) the effect, if any, on public attitudes toward smoking and the tobacco industry; and (vi) the impact on RJRT's competitive position in the tobacco industry.

    Despite these uncertainties, RJRN believes that implementation of the Memorandum would increase the costs and reduce the consumption of RJRT's tobacco products in the United States. In particular, the substantial price increases necessary to fund payments of the magnitude contemplated by the Memorandum could reduce domestic industry cigarette volumes by up to 45% over 10 years depending on the assumptions used, which assumptions by their nature are speculative. Such volume reduction would likely have a significant negative effect on the business of RJRT and the stated financial position of RJRN Holdings, RJRN and RJRT. Any significant negative effect on the financial position of any of these entities could ultimately impact the share repurchase and dividend policies of RJRN Holdings. On the other hand, the proposals contemplated by the Memorandum offer a measure of relief from certain litigation that could otherwise materially affect the results of operations or cash flows of RJRN in particular quarterly or annual periods or its financial condition. In evaluating any legislation to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and a reduction in aggregate contingency risk, against the resulting monetary, regulatory and other costs.

                              INTERIM AGREEMENTS

    Because the Memorandum, unless and until it is enacted into law, will not resolve any pending litigation scheduled for trial in advance of such enactment, the parties in each of these cases must decide, on a case-by-case basis, whether to proceed to trial or seek some other resolution. Thus far, four cases have been settled, including two attorney general cases.

    THE ATTORNEY GENERAL AGREEMENTS. The first attorney general case scheduled for trial after adoption of the Memorandum was Moore v. American Tobacco Company. In that case, a settlement was agreed to on July 2, 1997, based on a Memorandum of Understanding. A full settlement agreement was executed on October 17, 1997. The agreement calls for the defendants to pay an aggregate of $170 million to the State of Mississippi, as well as additional amounts to the Attorney General and plaintiffs' private counsel for their litigation costs and expenses and private counsel fees as set by a panel of arbitrators. It also provides for continuing payments commencing December 31, 1998, and annually thereafter, based on Mississippi's 1.7% share of $4 billion (the anticipated aggregate first annual payment under the Memorandum) in the first year, escalating to 1.7% of $8 billion in year eight and thereafter, adjusted upward by no less than 3% per year and further adjusted upward or downward to reflect increases or decreases in volume of domestic tobacco product sales. If the U.S. Congress enacts federal legislation in keeping with the Memorandum discussed above, the terms of that legislation would supersede the terms of the Mississippi agreement and defendants would receive credit for these payments against the obligations arising under the federal legislation for payments already made to Mississippi. If, instead, the defendants enter into a number of separate settlement agreements with the other individual states that have brought cost recovery suits against tobacco companies, Mississippi would be entitled to payment adjustments to assure that it receives at least as favorable a settlement as any other separately settling non-federal governmental plaintiff.

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

    The second attorney general case to come to trial, State of Florida v. American Tobacco Company, was in the jury selection phase in Florida state court when, on August 25, 1997, the parties announced that they had entered into a settlement agreement. The agreement (described more fully in and attached as an exhibit to the Registrants' Form 8-K filed September 5, 1998) called for the tobacco company participants to make an aggregate up-front payment of $550 million. In addition, subsequent annual payments are required beginning with $220 million in September 1998 and increasing to approximately double that amount by 2003 and thereafter (subject to various adjustments). The tobacco companies also agreed (a) to fund a $200 million pilot program to discourage youth smoking, (b) to pay the litigation costs and expenses of the attorney general and the State's outside counsel, (c) to pay attorney's fees as recommended by a special panel of arbitrators, and, (d) if national legislation is enacted consistent with the Memorandum, to pay an additional amount, again determined by arbitrators, to acknowledge the unique role of Florida in the national resolution. The agreement also requires the tobacco companies to discontinue all billboard advertisements as well as all advertisements that appear on vehicles and in certain public areas, within several months.

    Because the Mississippi agreement contains a "most favored nation" provision, Mississippi will also be awarded funding for a pilot program ($61.8 million) and a special award for its unique role in a national resolution if one is enacted. Awards of this type, which could be as much as $250 million for Florida and $75 million for Mississippi, would be paid over five years, and would be subject to an annual cap for all such payments to settling states of $100 million. In addition, the advertising proscriptions agreed to in Florida will apply in Mississippi as well.

    RJRT has made certain payments under these attorney general agreements. Its portion of the up-front payments, based on market capitalization, was $12.4 million for Mississippi and $37.4 million for Florida. Its portion of the pilot program payments, based on market share, was $15.3 million for Mississippi and $49 million for Florida. Additional payments, based on market share, were made with respect to the costs and expenses of counsel in both states.

    THE BROIN SETTLEMENT. The plaintiffs' attorneys in a class action case, Broin v. Philip Morris, entered into a settlement agreement with participating tobacco company defendants on October 9, 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines who were suffering from diseases or ailments caused by second hand smoke in airplane cabins. Subject to final court approval, which is not expected before early 1998, this agreement would require the participating tobacco companies to make a one-time payment of $300 million, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It would also call for those companies to pay a total of $49 million for plaintiffs' counsels' fees and expenses. The agreement would bar class members from bringing aggregate claims or obtaining punitive or exemplary damages and would also bar individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agree that in any individual case brought by a class member, they will bear the burden of proof regarding causation that ordinarily would be borne by the plaintiffs. No payments will be made with respect to the Broin agreement until it has received final court approval.

    THE MANGINI SETTLEMENT. On September 5, 1997, a settlement agreement was executed on behalf of the parties to Mangini v. R.J. Reynolds Tobacco Company, a case that had been scheduled for trial in San

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

Francisco Superior Court for December 1997. This case sought injunctive and other relief against RJRT and an advertising agency with respect to the use of Joe Camel advertising as an unfair business practice allegedly targeting minors. The agreement requires the defendants to acknowledge that the lawsuit along with public controversy surrounding Joe Camel, was a "substantial factor" in the phase-out of Joe Camel advertising. It also requires prompt removal of Joe Camel billboards and cessation of the use of Joe Camel in advertisements and promotional items in California. The defendants agreed to authorize release to the public of non-privileged and non-work product documents referring to persons under the age of 18 and/or the Joe Camel advertising campaign that were produced during discovery in the case. Pursuant to the agreement, RJRT has paid $10 million to the City and County of San Francisco to cover attorneys' fees ($1 million) and for distribution to the various state jurisdictions participating in the case for anti-youth smoking advertisements ($9 million).

    The Mangini settlement provides that plaintiffs' counsel will be paid in accordance with the counsel fee arrangements ultimately arrived at for the national legislative settlement. If there is no such arrangement, or the arrangement does not allow plaintiffs' counsel to participate, fees will be determined by an arbitration panel. Finally, the agreement preserves certain claims brought by various California public entities, including claims that the Joe Camel campaign violated certain sections of the California Business & Professions Code.

    RJRT has participated and may continue to participate in discussions with plaintiffs in certain health-care cost-recovery and class actions scheduled to be tried in the coming months in order to postpone or settle those actions in light of the pending legislative initiative. There can be no assurance that any such postponement or settlement can be achieved, or, if achieved, as to the terms ultimately agreed to. In the absence of postponement or settlement, these actions would be tried as scheduled and any final judgment reached prior to enactment of the contemplated legislation might not be affected by the passage of the legislation.

    RECENT AND SCHEDULED TRIALS. As of October 25, 1997, there is one case scheduled for trial in the remaining months of 1997 against RJRT alleging injuries relating to tobacco. The next attorney general case scheduled for trial is Minnesota's which has been scheduled for January 1998. A New York class action, Hoskins v. R.J. Reynolds Tobacco Company, is scheduled for January 1998, and a Florida class action, Engle v. R.J. Reynolds Tobacco Company, is scheduled for February 1998. Other cases against RJRT and other tobacco company defendants are also scheduled for trial in 1997 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, Atlanta Division, Farr v. R.J. Reynolds Tobacco Company, alleging claims under Title VII and the Equal Pay Act on behalf of female RJRT employees and applicants for employment in the "southeast sales region", seeking equitable relief, back pay and lost benefits, as well as punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. RJRT has filed an answer in the case and intends to defend it vigorously.

                          RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(Continued)

Note 3 -- Contingencies -- (Continued)

    On September 15, 1997, a suit, Raymark Industries v. Brown & Williamson, was filed against RJRT and RJRN and various other tobacco industry entities for contribution/damages related to asbestos litigation. The suit was filed in the United States District Court for the Northern District of Georgia. Raymark alleged that it expended $400,000,000 on the defense and payment of asbestos personal injury claims in trial, verdict, appeal and settlement. Raymark alleged that cigarette smoke inhaled by the asbestos claimants caused the cancers complained of in the litigation in which it has been involved. Raymark seeks to recover contribution and/or indemnity from the defendants for the share of payments made by Raymark that were allegedly caused by the tortious and otherwise actionable conduct of defendants. Raymark's claims included counts for: (1) negligence, (2) strict liability, (3) fraud and misrepresentation, (4) conspiracy and (5) damages. RJRT, and the other tobacco industry defendants in this action dispute the claims advanced by Raymark, and intend to defend against this action vigorously.

    A purported class has been granted conditional class certification in a case, Mosely v. Philip Morris Companies, brought in Alabama state court against RJRT, RJRN and others, alleging violations of Alabama anti-trust law. The complaint in this case alleges that cigarette companies and others have conspired to raise prices. The class consists of all Alabama residents who purchased certain defendants' cigarettes for smoking purposes since March 1997. The plaintiffs seek statutory damages as well as actual damages of up to $500 per class member. The defendants have removed the case to federal court.

    RJRT, R.J. Reynolds International ("Reynolds International") and Northern Brands International, another subsidiary of RJRN, each received document subpoenas dated July 24, 1997, from a federal grand jury sitting in the Northern District of New York. RJRT understands that the grand jury is investigating possible smuggling activities. RJRT, Reynolds International and Northern Brands International are responding to these subpoenas, but are unable to predict the outcome of the grand jury's investigation.

                                  ------------

    For a further discussion of litigation affecting the tobacco business see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tobacco -- Governmental Activity" below.

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Memorandum referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT, RJRN and RJRN Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJRT, RJRN and RJRN Holdings each believe that they have a number of valid defenses to any such actions and intend to defend vigorously all such actions in which they are named defendants.

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

                                -----------------

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

RESULTS OF OPERATIONS

    Summarized financial data for RJRN Holdings is as follows:

                                                                       THREE MONTHS                          NINE MONTHS
                                                                           ENDED                                ENDED
                                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                            -----------------------------------  -----------------------------------
                                                              1997       1996       % CHANGE       1997       1996       % CHANGE
                                                            ---------  ---------  -------------  ---------  ---------  -------------
(Dollars in Millions)
Net Sales:
RJRT......................................................  $   1,295  $   1,191            9%   $   3,587  $   3,421            5%
Reynolds International....................................        911        920           (1)       2,588      2,611           (1)
                                                            ---------  ---------                 ---------  ---------
 Total Tobacco............................................      2,206      2,111            5        6,175      6,032            2
                                                            ---------  ---------                 ---------  ---------
Nabisco Biscuit...........................................        920        961           (4)       2,628      2,746           (4)
U.S. Foods Group..........................................        623        617            1        1,797      1,819           (1)
                                                            ---------  ---------                 ---------  ---------
Domestic Food Group.......................................      1,543      1,578           (2)       4,425      4,565           (3)
International Food Group..................................        660        660       --            1,874      1,841            2
                                                            ---------  ---------                 ---------  ---------
 Total Food...............................................      2,203      2,238           (2)       6,299      6,406           (2)
                                                            ---------  ---------                 ---------  ---------
                                                            $   4,409  $   4,349            1    $  12,474  $  12,438       --
                                                            ---------  ---------                 ---------  ---------
                                                            ---------  ---------                 ---------  ---------
Operating Company Contribution: (1)
RJRT (2)..................................................  $     161  $     375          (57)   $     936  $   1,145          (18)
Reynolds International....................................        197        217           (9)         571        576           (1)
                                                            ---------  ---------                 ---------  ---------
 Total Tobacco............................................        358        592          (40)       1,507      1,721          (12)
                                                            ---------  ---------                 ---------  ---------
Nabisco Biscuit...........................................        172        141           22          489        412           19
U.S. Foods Group..........................................         71         67            6          229        211            9
                                                            ---------  ---------                 ---------  ---------
Domestic Food Group.......................................        243        208           17          718        623           15
International Food Group..................................         58         56            4          156        169           (8)
                                                            ---------  ---------                 ---------  ---------
 Total Food...............................................        301        264           14          874        792           10
                                                            ---------  ---------                 ---------  ---------
Headquarters..............................................        (17)       (16)          (6)         (52)       (50)          (4)
                                                            ---------  ---------                 ---------  ---------
                                                            $     642  $     840          (24)   $   2,329  $   2,463           (5)
                                                            ---------  ---------                 ---------  ---------
                                                            ---------  ---------                 ---------  ---------
Operating Income:
RJRT (2)..................................................  $      70  $     284          (75)   $     662  $     871          (24)
Reynolds International....................................        187        207          (10)         539        545           (1)
                                                            ---------  ---------                 ---------  ---------
 Total Tobacco............................................        257        491          (48)       1,201      1,416          (15)
                                                            ---------  ---------                 ---------  ---------
Domestic Food Group.......................................        192        158           22          566        118       --
International Food Group..................................         52         50            4          138         76       --
                                                            ---------  ---------                 ---------  ---------
Total Food (3)............................................        244        208           17          704        194       --
                                                            ---------  ---------                 ---------  ---------
Headquarters..............................................        (17)       (16)          (6)         (52)       (50)          (4)
                                                            ---------  ---------                 ---------  ---------
                                                            $     484  $     683          (29)   $   1,853  $   1,560           19
                                                            ---------  ---------                 ---------  ---------
                                                            ---------  ---------                 ---------  ---------

------------------------
(1) Operating Company Contribution represents operating income before amortization of trademarks and goodwill and restructuring expense.

(2) Includes a $219 million charge related to the settlement agreements reached by RJRT with the Florida and Mississippi state attorneys general and certain class action cases for the three and nine months ended September 30, 1997.

(3) Includes a restructuring expense of $428 million related to the domestic food business ($353 million) and the international food business ($75 million) for the nine months ended September 30, 1996.

TOBACCO

    RJRT and Reynolds International conduct the tobacco line of business.

    RJRT's net sales were $1.3 billion for the third quarter of 1997, an increase of $104 million or 9% from the third quarter of 1996, and $3.6 billion for the first nine months of 1997, an increase of $166 million or 5% over 1996. The increase for both periods is mainly attributable to higher pricing plus favorable mix. Volume for the quarter increased 1% over the prior year, but decreased 2% over the comparable year to date period. The company believes that its shipments and those of the entire domestic tobacco industry, which increased 2% for the quarter, were influenced by wholesale buying activity in anticipation of national and state settlements. Industry volume was flat for the first nine months of 1997.

    Industry volume continues its shift to the full price category with full price volume up 4% and savings volume down 3% for the quarter. For the nine-month period full price volume was up 1%, but savings volume was down 4%. RJRT's full price segment volume increased 4% for the third quarter, but decreased 2% for the first nine months of 1997, while savings segment volume decreased 3% and 4% for the respective periods. RJRT's overall market share decreased to 25.30% during the third quarter of 1997 from 25.79% for the comparable period in 1996. Overall market share for the first nine months of 1997 decreased to 25.40% from 26.01% in 1996.

    The increase in full price shipments for the quarter was driven by a 10% shipment increase for the Winston brand family. In August 1997, the company began the national introduction of Winston's "No Bull" marketing campaign, which is designed to establish Winston as a brand with a "straight up" attitude leveraged by a unique product point-of-difference: a 100%--tobacco blend with no additives. The Camel and Doral brands continued to post volume and retail share gains in the third quarter. Camel's shipments rose 5% in the quarter and were up 7% for the first nine months of 1997. Doral, the industry's leading savings brand, had 6% and 4% volume increases in the third quarter and first nine months of 1997, respectively, outperforming the industry's savings brand category which declined by 3% and 4% for the third quarter and first nine months of 1997, respectively. Offsetting these increases was a decline in Salem and a decline in low margin savings brands for both periods in 1997.

    RJRT's operating company contribution decreased 57% and 18% for the third quarter and the first nine months of 1997, respectively. Both periods include a charge of $219 million ($133 million after-tax) related to settlement agreements reached by RJRT with the Florida and Mississippi state attorneys general and certain class action cases (See note 3 to the Consolidated Condensed Financial Statements for further discussion). Excluding the settlement related costs, RJRT's operating company contribution increased 1% for the third quarter and the first nine months of 1997 to $380 million and $1.2 billion, respectively, compared to 1996. The increase in operating company contribution for both periods is primarily due to increases in pricing and a more favorable product mix, partially offset by higher marketing spending and legal costs. For the nine months, operating company contribution was also negatively impacted by lower volume. Operating income, excluding settlement related costs, increased 2% for the third quarter and 1% for the first nine months of 1997 over the comparable 1996 periods due primarily to the net increases in operating company contribution.

    On September 30, 1997, a fire at RJRT's cold storage warehouse damaged certain tobacco inventory. The company has insurance coverage and expects reimbursements to exceed the carrying amount of any inventory or property damaged. Accordingly, no loss was recorded at September 30, 1997, and any gain from the insurance recovery will be reflected in the period received.
The insurance proceeds are
anticipated to be received either in late 1997 or early 1998. The impact of the fire will not have a material impact on the financial statements.

    Reynolds International's net sales amounted to $911 million for the third quarter and $2.6 billion for the nine months of 1997, a decrease of 1% from 1996 for the respective periods. Both periods were negatively impacted by unfavorable foreign currency translation and market mix, partially offset by higher pricing. Excluding the impact of unfavorable foreign currency translation, net sales would have increased approximately 4% over 1996 for both periods. Overall volume of 55.1 billion units and 147.4 billion units increased 12% and 4% from 1996 for the third quarter and nine months, respectively, due primarily to gains in Central Europe and the Commonwealth of Independent States (CIS) and Baltic regions, partially offset by softness in Western Europe.

    For the third quarter, volume in the CIS and Baltics grew 42%, driven by a strong performance from local or "heritage" brands reflecting national themes. The company's Peter I brand is now the largest-selling filter cigarette produced in Russia and Arsenal, the company's new Ukrainian heritage brand launched in June of 1997, is receiving favorable consumer response. Volumes in Central Europe increased 53% over 1996, primarily in Turkey, up 65%, and Romania, up 86%. The "low smoke, low smell" Pianissimo brand family continued to perform strongly in Japan. Reynolds International's performance in Japan for the third quarter of 1997 was down due to the extraordinary shipment levels recorded last year as part of the introduction of new Pianissimo brand styles. Shipments of Pianissimo brand styles for the first nine months of 1997 are up more than 27% and the brand is growing its share position in the face of competitive product launches. In Western Europe, volume across the region was down 11% for the quarter and nine months, reflecting a decline in the full-flavor segment and continued short-term price sensitivity in France and Spain.

    Reynolds International reported positive results from several recent marketing and product initiatives. The company continued to grow its participation in the fast-growing lower-tar/nicotine segment, with Camel Lights up 8% for the first nine months of 1997 in Western Europe. Camel Medium, with its new pack design now introduced in most of Western Europe, delivered an 11% gain for the first nine months of 1997. New Winston Lights and Superlights are performing well, with a growth rate of 35% in three initial markets. The new styles have been launched in four additional markets with positive consumer response.

    Operating company contribution of $197 million for the third quarter of 1997 decreased 9% from 1996 mainly due to the negative impact of foreign currency translation and unfavorable product mix in Western Europe, partially offset by higher pricing. Adjusting for the impact of foreign currency translation, operating company contribution for the quarter would have been essentially level with the prior year's third quarter. Operating company contribution was $571 million for the first nine months of 1997, a decrease of 1% over the comparable 1996 period, due primarily to unfavorable foreign currency translation and unfavorable market mix, partially offset by higher pricing. Operating income decreased 10% and 1% for the third quarter and first nine months of 1997, respectively, primarily as a result of the decreases in operating company contribution.

GOVERNMENTAL ACTIVITY

    If the legislation contemplated by the Memorandum discussed in note 3 of the Consolidated Condensed Financial Statements above ("Note 3") is enacted, RJRT and other cigarette manufacturers would be subject to certain actions taken (or to be taken) by certain governmental regulatory agencies that could be expected to have an adverse effect on cigarette sales. As described in
Note 3, RJRT would be prepared to support the enactment of such legislation as part of a comprehensive resolution of a variety of tobacco issues. Nonetheless, in the absence of such legislation, regulatory initiatives such as the following remain of significant importance to RJRT.

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

    The purported purpose of the FDA's assertion of jurisdiction was to curb the use of tobacco products by underage youth. RJRT believes, however, that the assertion of jurisdiction and the scope of the proposed rules would materially restrict the availability of cigarettes and RJRT's ability to market its cigarette products to adult smokers. RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit on the day of the initial proposal in 1995 in the U.S. District Court for the Middle District of North Carolina seeking to enjoin the FDA's assertion of jurisdiction (Coyne Beahm v. United States Food & Drug Administration). On the day the final regulations were announced, the plaintiffs filed an amended complaint challenging the regulations. Similar suits were filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit Court of Appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. Oral argument on the appeal has been heard, but no decision has been handed down to date. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

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

    In July 1996, Massachusetts enacted legislation that would require manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. RJRT believes that the disclosure of trade secrets required by this law could damage the competitive position of its brands. The statute also requires the reporting of nicotine yield ratings in accordance with regulations promulgated by the Massachusetts Department of Health. Together with other cigarette manufacturers, RJRT filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The Massachusetts district court denied the manufacturers' motion for summary judgment, and that decision was recently upheld by the First Circuit Court of Appeals. The manufacturers have moved to preliminarily enjoin enforcement of the statute based on constitutional grounds. Oral argument is scheduled for November 1997. RJRT is unable to predict the outcome of this litigation.

    Minnesota and Texas have also recently enacted legislation requiring ingredients reporting. RJRT believes that the Minnesota and Texas laws also violate the U.S. Constitution. RJRT filed suit in the U.S. District Court for the District of Minnesota earlier this year seeking to restrain the enforcement of the Minnesota law but recently dismissed this lawsuit in light of the possible enactment of legislation contemplated by the Memorandum discussed in Note 3.

    The California state legislature adopted two bills removing obstacles to product liability actions against tobacco product manufacturers. One bill removed barriers to public entities bringing such suits based on defectiveness of the product, fraud or misconduct. The second removed tobacco products from the list of inherently unsafe widely-used consumer products for which manufacturers received immunity from product liability actions. These legislative actions could result in an increase in the cases served against RJRT.

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

    As part of a balanced budget agreement, the U.S. Congress has enacted an increase in the excise tax on cigarettes by $.10 per pack in the year 2000 and an additional $.05 in 2002. It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT, Reynolds International or the cigarette industry generally, but such legislation or regulations could have an adverse effect on RJRT, Reynolds International or the cigarette industry generally.

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

    The Domestic Food Group's net sales were 2% lower in the third quarter and 3% lower for the first nine months of 1997, with Nabisco Biscuit down 4% for both periods, and the U.S. Foods Group up 1% and down 1%, respectively. The declines in Nabisco Biscuit were primarily due to lower volume in SnackWell's and breakfast snacks, which more than offset higher volume in core cookie and cracker brands. The U.S. Foods Group's net sales increase in the third quarter was primarily due to higher volume for nuts and gum, partially offset by lower volume for tablespreads and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997. The U.S. Foods Group's decline in net sales for the first nine months of 1997 was primarily due to lower volume for tablespreads and condiments, partially offset by higher volume for nuts, candy and gum. The International Food Group's net sales were flat for the third quarter and 2% higher for the first nine months of 1997. The increase in net sales for the first nine months of 1997 was primarily driven by second half 1996 business acquisitions, principally Lucky in Taiwan and Fontaneda in Spain, and improved results in Mexico and China. Partially offsetting these items were volume declines in Brazil, resulting from aggressive competitive activity in the biscuit and milk categories, and Argentina, due to a competitive biscuit market.

    The Domestic Food Group's operating company contribution for the third quarter and first nine months of 1997 increased 17% and 15%, respectively. Excluding the impact of one-time items in 1997 and 1996 discussed below, operating company contribution increased 8% for the third quarter and 9% for the first nine months of 1997. On the same basis, Nabisco Biscuit was up 13% and 15%, respectively, and the U.S. Foods Group was essentially even for both periods. The Nabisco Biscuit increases resulted largely from restructuring driven margin improvements and on-going productivity initiatives which more than offset the impact of lower volume. The U.S. Food Group's relatively flat performance for the quarter and first nine months of 1997 was primarily due to mix (lower sales of higher margin products), offset by restructuring efficiencies. The International Food Group's operating company contribution for the third quarter and first nine months of 1997 increased 4% and decreased 8%, respectively. Excluding the impact of one-time items in 1997 and 1996 discussed below, the International Food Group's operating company contribution for the third quarter and first nine months of 1997 increased 2% and decreased 4%, respectively. The increase for the third quarter of 1997 was principally due to improved results in Canada and Asia, partially offset by lower earnings in Latin America due to lower sales in Brazil and Argentina and increased marketing expenses in Argentina. The decrease for the first nine months of 1997 was primarily attributable to the lower volume in Brazil and Argentina and increased marketing expenses in Argentina, partially offset by productivity driven earnings improvements in Canada and improved results in Mexico.

    In the second quarter 1997, Nabisco's U.S. Foods Group sold certain domestic regional brands for $50 million resulting in a $32 million pre-tax gain. In addition, one-time expenses of $31 million were also recognized during the second quarter of 1997 and included a $14 million provision for the additional write-down of a business held for sale by the U.S. Foods Group, $10 million of expenses for the reorganization of the U.S. Foods Group's selling organization, and $7 million for the relocation of the International Food Group's headquarters. In the third quarter and the first nine months of 1996, restructuring related expenses of $17 million and $27 million, respectively, were recognized in connection with the June 1996 restructuring program as follows: Nabisco Biscuit--$11 million and $15 million, respectively; U.S. Foods Group--$5 million and $11 million, respectively; and International Food Group--$1 million and $1 million, respectively.

INCOME TAXES

    The effective tax rate for the nine months of 1996 is higher than the corresponding rate for 1997 as a result of the impact of Nabisco Holdings' restructuring program during 1996 and lower taxes on foreign earnings during 1997.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities for the first nine months of 1997 were $579 million, a decrease of $371 million from the nine months of 1996 level. The decrease in net cash flows from operating activities reflects increased working capital requirements resulting from higher inventory levels and foreign excise tax prepayments, the tobacco settlement payments and higher restructuring and related payments.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities from the Consolidated Condensed Statement of Cash Flows adjusted for acquisitions and divestitures of businesses, less preferred dividends. Free cash flow resulted in an inflow of $63 million for the first nine months of 1997 and an inflow of $467 million for the first nine months of 1996. The decrease in free cash flow from 1996 to 1997 primarily reflects the decrease in net cash flows from operating activities and a lower level of proceeds from the disposition of certain assets compared to the prior year, partially offset by an increase in receivables sold and lower preferred stock dividend payments as a result of the Series C preferred stock conversion.

    In May 1997, 26,675,000 shares of Series C preferred stock mandatorily converted into 53,350,000 shares of common stock.

    In July 1997, RJRN issued $150 million 8-1/4% notes due 2004 and $200 million 8-1/2% notes due 2007. Interest on the notes is payable semi-annually on January 1 and July 1 of each year, beginning January 1, 1998. The net proceeds from the issuance of the notes were used to repay commercial paper borrowings.

    In August 1997, Nabisco issued $200 million of floating rate notes due 2009. These notes contain a put option exercisable at the end of two years. The net proceeds from the issuance of the notes were used to repay commercial paper borrowings.

    As of September 29, 1997, the Registrants amended certain terms of their principal credit agreements to accommodate the Attorney General Agreements reached by RJRT, other tobocco companies and representatives of the States of Mississippi and Florida. The Registrants believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    Management of RJRN Holdings and its subsidiaries are continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. Management is also exploring ways to increase efficiency and productivity and to reduce the cost structures of its respective businesses. No assurance may be given that any such transactions will be announced or completed.

    Capital expenditures were $517 million for the first nine months of 1997. The current level of expenditures planned for 1997 is expected to be approximately $800 million (approximately 51% Food and 49% Tobacco), which will be funded primarily by cash flows from operating activities. The current planned level of capital expenditures for 1997 is higher than 1996 primarily due to increased capital investments for Reynolds International (notably in Russia). Management expects that its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    For a discussion of the potential impact on the Registrants' financial condition of the Proposed Resolutions, See Note 3.

LITIGATION

    For a description of certain litigation affecting RJRT and its affiliates, see Note 3 to the Consolidated Condensed Financial Statements.

                             ---------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, particularly with respect to capital expenditures and the impact of a national settlement, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                             ----------------

                                  PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1997, 191 new actions were served against RJRT and/or its affiliates or indemnitees (as against only 64 in the third quarter of 1996) and 49 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. Since the close of the third quarter, through October 25, 1997, an additional 22 suits have been served, and 4 dismissed. There have also been noteworthy increases in the number of these cases pending. On October 25, 1997, there were 506 active cases pending against RJRT and/or its affiliates or indemnitees, as compared with 267 cases in October 1996 and 114 in October 1995. Of these cases, 500 are in the United States, two in Canada, three in Puerto Rico, and one in Guam.

    The United States cases are in 46 states and are distributed as follows:
215 in Florida, 76 in New York, 22 in Texas, 19 in Louisiana, 13 in Pennsylvania, 12 in New Jersey, ten in each of Alabama and Ohio, nine in each of California and Tennessee, eight in West Virginia, seven in Mississippi, six in Indiana, five in each of the District of Columbia and Massachusetts, four in each of Georgia, Illinois, Maryland, Michigan and Oklahoma, three in each of Arizona, Colorado, Hawaii, Kansas, Minnesota, Missouri, Nevada, New Mexico, South Dakota and Washington, two in each of Arkansas, Connecticut, Iowa, Montana, New Hampshire, North Carolina, Oregon and Wisconsin, and one in each of Alaska, Idaho, Kentucky, Maine, Rhode Island, South Carolina, Utah and Vermont. Of the 500 active cases in the United States, 385 are pending in state court and 115 in federal court.

    For additional information about tobacco-related litigation and other legal proceedings, see Note 3-- Contingencies--Tobacco Litigation of Notes to Consolidated Condensed Financial Statements ("Note 3") and "Management's Discussion and Analysis of Financial Condition and Results of Operations --Tobacco -- Governmental Activity."

                               -------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the June 20th Memorandum of Understanding more fully described in Note 3 and in the Companies' Form 8-K dated June 20, 1997. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT, RJRN and RJRN Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJRT, RJRN and RJRN Holdings each believe that they have a number of valid defenses to any such actions and intend to defend vigorously all such actions in which they are named defendants.

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

                             ------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      4.1 Registrants agree to furnish copies of any instruments defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Securities and Exchange Commission upon request.

    *10.1 Amendments dated as of September 29, 1997 to the Credit Agreements dated as of April 28, 1995 among RJR Nabisco Holdings Corp., RJR Nabisco, Inc., Bankers Trust Company, the Chase Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and the Fuji Bank, Limited as Senior Managing Agents and various lending institutions.

    *10.2 RJR Nabisco, Inc. Annual Incentive Award Plan, as amended and restated effective January 1, 1997.

    *12.1 RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1997.

    *27.1  RJR Nabisco Holdings Corp. Financial Data Schedule.

    *27.2  RJR Nabisco, Inc. Financial Data Schedule.
------------------------
*   Filed herewith.

    (b) Reports on Form 8-K

    Report on Form 8-K dated August 25, 1997 regarding the execution of a settlement agreement between the various defendants on the one hand and the State of Florida on the other, parties to State of Florida v. American Tobacco Company and attaching as exhibits the settlement agreement and related joint tobacco company press release.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RJR NABISCO HOLDINGS CORP.
                                        RJR NABISCO, INC.

                                                     (Registrants)

Date: November 5, 1997
                                                /s/ David B. Rickard
                                         -----------------------------------
                                         David B. Rickard
                                         Senior Vice President and Chief
                                          Financial Officer



                                                /s/ Richard G. Russell
                                         -----------------------------------
                                         Richard G. Russell
                                         Senior Vice President and Controller