Form 10-K405
period 1997-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1998-03-27
CIK 847903, 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

                                                         NAME OF EACH
                                                         EXCHANGE ON
                                                            WHICH
                  TITLE OF EACH CLASS                     REGISTERED
-------------------------------------------------------  ------------
RJR NABISCO HOLDINGS CORP.
 Common Stock, par value $.01 per share                         New  York
 Series B Depositary Shares                                     New  York
RJR NABISCO, INC.
 8.30% Senior Notes due April 15, 1999                          New  York
 8% Notes due January 15, 2000                                  New  York
 8% Notes due 2001                                              New  York
 8 5/8% Notes due 2002                                          New  York
 7 5/8% Notes due September 15, 2003                            New  York
 8 1/4% Notes due 2004                                          New  York
 8.75% Senior Notes due April 15, 2004                          New  York
 8 3/4% Notes due 2005                                          New  York
 8 1/2% Notes due 2007                                          New  York
 8 3/4% Notes due 2007                                          New  York
 9 1/4% Debentures due 2013                                     New  York


                                                         NAME OF EACH
                                                         EXCHANGE ON
                                                            WHICH
                  TITLE OF EACH CLASS                     REGISTERED
-------------------------------------------------------  ------------
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

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF RJR NABISCO HOLDINGS CORP. ON FEBRUARY 28, 1998 WAS APPROXIMATELY $11.2 BILLION. CERTAIN DIRECTORS OF RJR NABISCO HOLDINGS CORP. ARE CONSIDERED AFFILIATES FOR PURPOSES OF THIS CALCULATION BUT SHOULD NOT NECESSARILY BE DEEMED AFFILIATES FOR ANY OTHER PURPOSE. NONE OF THE VOTING STOCK OF RJR NABISCO, INC. IS HELD BY ANY NON-AFFILIATE.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: FEBRUARY 28, 1998:

RJR NABISCO HOLDINGS CORP.: 324,752,330 SHARES OF COMMON STOCK, PAR VALUE, $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE
                              -------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.
                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF RJR NABISCO HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO MARCH 30, 1998 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                   PAGE
                                                                                                                   -----
PART I
Item 1.       Business........................................................................................           1
                  (a) General Development of Business.........................................................           1
                  (b) Financial Information about Industry Segments...........................................           2
                  (c) Narrative Description of Business.......................................................           2
                        Tobacco...............................................................................           2
                        Food..................................................................................          13
                        Other Matters.........................................................................          17
                  (d) Financial Information about Foreign and Domestic Operations
                        and Export Sales......................................................................          17
Item 2.       Properties......................................................................................          17
Item 3.       Legal Proceedings...............................................................................          17
Item 4.       Submission of Matters to a Vote of Security Holders.............................................          18
              Executive Officers of the Registrants...........................................................          19

PART II
Item 5.       Market for Registrants' Common Equity and Related Stockholder Matters...........................          21
Item 6.       Selected Financial Data.........................................................................          22
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations.........................................................................          23
Item 7a.      Quantitative and Qualitative Disclosures about Market Risk......................................          36
Item 8.       Financial Statements and Supplementary Data.....................................................          36
Item 9.       Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure..........................................................................          36

PART III
Item 10.      Directors and Executive Officers of the Registrants.............................................          37
Item 11.      Executive Compensation..........................................................................          37
Item 12.      Security Ownership of Certain Beneficial Owners and Management..................................          37
Item 13.      Certain Relationships and Related Transactions..................................................          37

PART IV
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          38

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("RJRN Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN") (collectively the "Registrants"), comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), a wholly-owned subsidiary of RJRN and the second largest manufacturer of cigarettes, and the packaged food business is conducted under Nabisco Holdings Corp. ("Nabisco Holdings") by its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.7% of the economic interest in Nabisco Holdings and approximately 97.7% of the total voting power of Nabisco Holdings' outstanding common stock.

    Outside the United States, tobacco operations are conducted by R.J. Reynolds International ("Reynolds International"), and food operations are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd (formerly Nabisco Brands Ltd). RJRT's and Reynolds International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America, certain European countries and certain other international markets. No customer of RJRN's subsidiaries in the aggregate accounted for 10% or more of RJRN's consolidated 1997 revenues. For financial information with respect to RJRN's industry segments, lines of business and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 15 to the consolidated financial statements, and the related notes thereto, of RJRN Holdings and RJRN as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997 (the "Consolidated Financial Statements").

    RJRN Holdings was organized as a Delaware corporation in 1988 at the direction of Kohlberg Kravis Roberts & Co., L.P. ("KKR"), a Delaware limited partnership, to effect the acquisition of RJRN, which was completed on April 28, 1989. As a result of this acquisition, RJRN became an indirect, wholly-owned subsidiary of RJRN Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly-owned subsidiary of RJRN Holdings. The business of RJRN Holdings is conducted through RJRN. KKR no longer holds an interest in RJRN Holdings.

    RJRN was incorporated as a holding company in 1970 holding the stock of RJRT and other companies that have since been sold. It acquired Nabisco Holdings Corp. (formerly Nabisco Brands, Inc.) in 1985.

    In recent years subsidiaries of RJRN Holdings and RJRN have completed a number of acquisitions and have divested certain businesses. In 1997 these acquisitions included the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks.

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

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    During 1997, 1996 and 1995, RJRN's industry segments were tobacco and food.

    For information relating to industry segments for the years ended December 31, 1997, 1996 and 1995, see note 15 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

                                    TOBACCO

    The tobacco line of business is conducted by RJRT and Reynolds International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries, joint ventures or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world. In 1997, approximately 59% of total tobacco segment net sales (after deducting excise taxes) and approximately 66% of total tobacco segment operating income on a reported basis (before amortization of trademarks and goodwill and restructuring expenses) were attributable to domestic tobacco operations.

DOMESTIC TOBACCO OPERATIONS

    The domestic tobacco business is conducted by RJRT which is the second largest cigarette manufacturer in the United States. RJRT's largest selling cigarette brands in the United States include DORAL, WINSTON, CAMEL, SALEM, and VANTAGE. RJRT's other cigarette brands, including MONARCH, MORE, NOW, CENTURY, STERLING and MAGNA, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1997 of 25.4%, a decrease of approximately one-half a share point from 1996. During 1997, RJRT and the largest domestic cigarette manufacturer, Philip Morris Incorporated, together sold, on a shipment basis, approximately 73% of all cigarettes sold in the United States.

    In May 1996, RJRT began test marketing in Chattanooga, Tennessee, ECLIPSE, a cigarette that primarily heats rather than burns tobacco and thereby substantially reduces second-hand smoke. Test markets were expanded in 1997 to include Lincoln, Nebraska and Atlanta, Georgia. ECLIPSE is also available to adult smokers by mail in 20 states. RJRT continues to assess the test results.

    A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands by building brand loyalty among current adult smokers and attracting adult smokers of competing brands. In 1997, these efforts focused on accelerating share of market gains of the CAMEL brand family and reestablishing growth of the WINSTON brand through a complete marketplace repositioning program. In the first half of the year, new CAMEL Menthol line extensions were introduced nationally and distribution of the RED KAMEL styles was expanded to pack-oriented retail outlets throughout the country. During the second half, the company began the national introduction of WINSTON's new "No Bull" marketing campaign which is designed to establish WINSTON as a brand with a "straight-up" attitude leveraged by a unique product distinction: a 100-percent-tobacco blend with no additives. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly it offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE, intended to appeal to more cost-conscious adult smokers. For a discussion on competition in the tobacco business, see "Business--Tobacco--Competition" in this Item 1.

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

    RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 17% of RJRT's sales, no RJRT customers accounted for more than 10% of RJRT's sales for 1997. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

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

    Reynolds International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia, the CIS and Baltics region and Canada. Reynolds International is aggressively pursuing development opportunities throughout the world.

    Reynolds International markets nearly 100 brands of which WINSTON, CAMEL and SALEM, all American-blend cigarettes, are its international leaders. WINSTON, Reynolds International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 140 markets worldwide and is Reynolds International's second largest selling international brand. SALEM is the world's largest selling menthol cigarette and is particularly strong in Far East markets. Reynolds International also markets a number of local brands in various foreign markets. None of Reynolds International's customers accounted for more than 10% of its sales in 1997.

    Approximately 18% of Reynolds International's 1997 volume was U.S.-made product, with the remainder manufactured outside the U.S. Reynolds International brands are manufactured in owned or joint-venture facilities in 22 locations outside the United States, and through licensing agreements in about 20 other countries. Reynolds International owned or joint-venture manufacturing locations include Azerbaijan, Canada, the Canary Islands, China, the Czech Republic, Finland, Germany, Hong Kong, Hungary, Indonesia, Kazakhstan, Malaysia, Poland, Portugal, Romania, Russia, Switzerland, Tanzania, Turkey, Ukraine and Vietnam.

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

RAW MATERIALS

    In its domestic production of cigarettes, RJRT primarily uses domestic burley and flue cured leaf tobaccos purchased at domestic auction. RJRT also purchases oriental tobaccos, grown primarily in Turkey and Greece, and certain other non-domestic tobaccos. Reynolds International uses a variety of tobacco leaf from both United States and international sources. RJRT and Reynolds International believe there is a sufficient supply of tobacco in the worldwide tobacco market to satisfy their current production requirements. Reynolds International is actively involved in tobacco cultivation activities with fully owned agronomy operations in Vietnam and Turkey and a joint venture in China.

    Tobacco leaf is an agricultural commodity subject in the United States to government production controls and price supports that can affect market prices substantially. The tobacco leaf price support program is subject to Congressional review and may be changed at any time. In December 1994, Congress enacted the Uruguay Round Agreements Act to replace a domestic content requirement with a tariff rate quota system that keys tariffs to import volumes. The tariff rate quotas have been established by the United States with overseas tobacco producers and became effective on September 13, 1995.

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

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

    The tobacco business is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. In addition, at present, the U.S. Congress is considering several bills that could change the regulatory framework within which that business is conducted and make it significantly more restrictive. Any such legislation is likely to also result in material new costs and reduced sales for the cigarette industry but could also limit some of the litigation risks to which it is now subject. For a discussion of the regulatory and legislative environment applicable to the cigarette business see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity" and note 10 to the consolidated financial statements.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1997, 492 new actions were served against RJRT and/or its affiliates or indemnitees and 212 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1997, there were 516 active cases pending, as compared with 234 on December 31, 1996, 132 on December 31, 1995 and 54 on December 31, 1994. As of March 3, 1998, 540 active cases were pending against RJRT and/or its affiliates or indemnitees, 534 in the United States, two in Puerto Rico, one in the Marshall Islands, two in Canada and one in Nigeria.

    The United States cases are in 46 states and are distributed as follows: 198 in Florida, 101 in New York, 21 in Louisiana, 17 in each of Texas and Pennsylvania, 14 in California, 12 in each of Alabama and Ohio, 11 in Tennessee, nine in each of the District of Columbia, Illinois and Mississippi, seven in each of Indiana, New Jersey and West Virginia, six in Georgia, five in each of Maryland and Massachusetts, four in each of Kansas, Michigan, Minnesota and South Dakota, three in each of Arizona, Arkansas, Colorado, Hawaii, Iowa, Missouri, Nevada, Oklahoma and Rhode Island, two in each of Connecticut, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Utah, Washington and Wisconsin, and one each in Alaska, Idaho, Kentucky, Maine, North Carolina and Vermont. Of the 534 active cases in the United States, 426 are in state court and 108 are in federal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Eight of the 534 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Forty-seven cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. One hundred two of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Four, brought by entities administering asbestos liability, seek contribution for settlement costs.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorney general cases (discussed below), additional statutory, equitable, constitutional and other defenses. RJRN and RJRN Holdings have asserted additional defenses, including jurisdictional defenses, in many of these cases in which they are named.

    Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendant in that case, CARTER V. BROWN & WILLIAMSON, is seeking to reverse the judgment on appeal. On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER case, a Florida state court jury found no RJRT liability. On October 31, 1997, in still another case (KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY) brought by the same attorney, another state court jury found no RJRT liability. On March 19, 1998, an Indiana state court found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. In addition, during 1997 and early 1998, RJRT and other tobacco industry defendants have settled five lawsuits. See "Interim Agreements" below.

    CERTAIN CLASS ACTION SUITS. In May 1996, in an early class action case, CASTANO V. AMERICAN TOBACCO COMPANY, the Fifth Circuit Court of Appeals overturned the certification of a purported nationwide class of persons whose claims related to alleged addiction to tobacco. The Court ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions. The class has been decertified and the parties have agreed to move for dismissal of the remaining individual case with a right to replead after November 15, 1998. Since this ruling by the Fifth Circuit, most purported class action suits have sought certification of statewide rather than nationwide classes.

    Putative class action suits based on claims similar to those asserted in CASTANO have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. Suits are also expected to be filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Each such suit asserts claims on behalf of residents of a particular jurisdiction who claim to be addicted, injured, or at greater risk of injury by the use of tobacco, or are the legal survivors of such persons.

    In the class action suit pending in Florida, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified. The case was scheduled for trial in February 1998 but was removed from the court calendar and has not yet been rescheduled. A class was certified in another purported class action suit pending in Louisiana state court, SCOTT V. AMERICAN TOBACCO COMPANY, on April 11, 1997. Defendants are seeking reconsideration of the certification. Class certification was granted in two cases pending in New York state courts, HOSKINS V. R.J. REYNOLDS TOBACCO COMPANY and GEIGER V. AMERICAN TOBACCO COMPANY (in which certification was conditional). The parties have briefed and argued appeals brought by defendants in both cases. On January 28, 1998, class certification was granted by a Maryland state court in RICHARDSON V. PHILIP MORRIS. Class certification was denied, however, on August 18, 1997, by a District of Columbia court in the case of REED V. PHILIP MORRIS. In October 1997, class certification was also denied in ARCH V. AMERICAN TOBACCO COMPANY (renamed BARNES V. AMERICAN TOBACCO COMPANY), which was pending in the United States District Court for the Eastern District of Pennsylvania. That court had initially certified a medical monitoring class based on the plaintiffs' amended complaint (having refused to certify a class based on the initial complaint), but on October 17, 1997, the judge reversed the certification and also dismissed the claims of each of the class representatives. Plaintiffs are appealing this ruling and briefing is scheduled to continue through April 23, 1998. In addition, in another purported class action brought in federal court in Puerto Rico, RUIZ V. AMERICAN TOBACCO COMPANY, the court on March 17, 1998, denied plaintiffs motion for class certification. Another class action suit, BROIN V. PHILIP MORRIS, was settled by an agreement dated October 9, 1997 and approved by the Florida state court on February 3, 1998. See "Interim Agreements" below.

    THE ATTORNEY GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. AMERICAN TOBACCO COMPANY, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also sought an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages were sought in unspecified amounts. The case was scheduled for trial on July 7, 1997, but on July 2, 1997, the parties arrived at an agreement in principle settling the claims relating to the subject matter of the litigation. A comprehensive settlement agreement, based on the agreement in principle, was signed on October 17, 1997. See "Interim Agreements" below.

    Following the filing of the MOORE case, other states, through their attorneys general and/or other state agencies, sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection and antitrust statutes. On March 3, 1998, there were 39 such cases pending in the following states, commonwealths, or territories: Alaska, Arizona, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Marshall Islands, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. In addition to the Mississippi case mentioned above, tobacco company defendants have settled two additional attorney general cases; one in the State of Florida (except for certain equitable claims) and another in the State of Texas. See "Interim Agreements" below.

    One of the attorney general cases is currently on trial in Minnesota. The trial, which began in January 1998, is expected to take approximately four months. Plaintiffs in this case are seeking compensatory damages of $1.7 billion and, in addition, seek disgorgement of profits, restitution, treble damages under the State's antitrust statute, punitive damages, funding of smoking cessation and public education programs, civil penalties of $25,000 for each separate violation of various consumer protection statutes, civil penalties of $50,000 for each separate violation of Minnesota's antitrust statute, attorneys' fees and costs, various forms of non-monetary relief and such other relief as the court deems just and equitable.

    During pre-trial discovery and in the course of trial to date, the court in this case made a number of rulings adverse to the defendants. These rulings, among other things, limit the defenses available to the defendants and require production by the defendants of thousands of documents for which privilege had been asserted. The tobacco companies are defending this case vigorously, but the court's rulings could have an adverse effect on their ability to present their defense effectively.

    In addition to the 39 pending actions brought by the various attorneys general, 63 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and four native American tribes. One such union case, NORTHWEST LABORERS V. PHILIP MORRIS, pending in the State of Washington, was certified as a class action on December 24, 1997. A taxpayer case pending in Ohio was dismissed for lack of standing on February 12, 1998 (COYNE V. AMERICAN TOBACCO).

    Although RJRT and most other cigarette manufacturers have agreed to the Memorandum described below, the uncertainty of its enactment into law requires that they continue to defend these attorney general and related cases vigorously and, except as described below (see "Interim Agreements") they continue to do so (as do RJRN and RJRN Holdings in the cases where they are named defendants). In addition, the tobacco company defendants filed for declaratory judgment in several of the states in which attorney general cases were threatened.

    PROPOSED RESOLUTION. Following several months of negotiations with state attorneys general, representatives of the public health community and plaintiffs' lawyers, on June 20, 1997, a Memorandum of Understanding and Resolution (the "Memorandum") that sets forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco was entered into. The Memorandum requires the tobacco companies to make an initial $10 billion payment and subsequent annual multi-billion dollar payments expected to aggregate to approximately $368.5 billion over 25 years. Discussions with other manufacturers who were participants in the negotiations which led to the Memorandum are still in progress, but RJRT believes that its share of the initial payment will be in the range of $600 to $700 million and that subsequent payments will be allocated within the industry based on market share. The proposed legislation would also, among other things, reduce retail access for tobacco products, eliminate cigarette vending machines and tobacco product sampling, confer authority on the FDA to regulate the manufacture of tobacco products (with express limitations on authority relating to nicotine) and create publicly funded smoking cessation and education programs. The proposed legislation would grant limited litigation protection to the tobacco industry, including a bar on class action suits, suits based on addiction and demands for punitive damages for past actions. It would also cap industry payments in permitted individual lawsuits to an aggregate of $5 billion per year. The proposal also provides a "look-back" provision which would penalize manufacturers if youth smoking is not reduced by stated amounts in certain years after enactment, culminating in a 60% reduction after 10 years.

    There can be no assurance that legislation required to implement the Memorandum will be enacted or that it will be enacted without modification that is materially adverse to the tobacco industry, particularly in light of the complex legal and factual issues involved and the need to reconcile the views of many competing interests. A number of bills have been introduced into Congress incorporating terms that vary in significant ways from those agreed to in the Memorandum. It is not certain that proposed legislation, if any, that emerges from this process will be advantageous to RJRT. If enacted, the legislation could face challenges on the grounds, among others, that the federal government lacks the authority to regulate the tobacco industry or limit its liability in the manner contemplated by the Memorandum. Regardless of the legislative outcome, the negotiation and signing of the Memorandum could adversely affect other federal, state and local regulation of the tobacco industry, alter the climate for pending litigation against RJRN, RJRT and other tobacco industry defendants and their corporate parents and affect the number of new smoking and health claims filed against the industry.

    The financial effects of this legislation and the related contractual protocol are difficult to predict. They depend, among other things, on (i) the amount, timing and tax treatment of the payments actually required of RJRT by the legislation; (ii) the means used to finance these payments; (iii) the impact of increased cigarette prices and other aspects of the legislation and the contractual protocol on domestic cigarette consumption; (iv) the effect of the legislation and the contractual protocol on the consumption of tobacco products and on the regulatory and litigation environment outside the United States; (v) the effect, if any, on public attitudes toward smoking and the tobacco industry; and (vi) the impact on RJRT's competitive position in the tobacco industry.

    Despite these uncertainties, RJRN believes that implementation of the Memorandum would increase the costs and reduce the consumption of RJRT's tobacco products in the United States. In particular, the substantial price increases necessary to fund payments of the magnitude contemplated by the Memorandum could reduce domestic industry cigarette volumes by up to 45% over 10 years depending on the assumptions used, which assumptions, by their nature, are speculative. Such volume reduction would likely have a significant negative effect on the business of RJRT and the stated financial position of RJRN Holdings, RJRN and RJRT. Any significant negative effect on the financial position of any of these entities could ultimately impact the share repurchase and dividend policies of RJRN Holdings. On the other hand, the proposals contemplated by the Memorandum offer a measure of relief from certain litigation that could otherwise materially affect the results of operations or cash flows of RJRN in particular quarterly or annual periods or its financial condition. In evaluating any proposed legislation to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and predictability in annual aggregate contingency risk, against the resulting monetary, regulatory and other costs.

INTERIM AGREEMENTS

    Because the Memorandum, unless and until it is enacted into law, will not resolve any pending litigation scheduled for trial in advance of such enactment, the parties in each case must decide, on a case-by-case basis, whether to proceed to trial or seek some other resolution. Thus far, five cases have been settled, including three attorney general cases.

    THE ATTORNEY GENERAL AGREEMENTS. In furtherance of the proposed resolution under the Memorandum, tobacco companies have settled attorney general cases in Mississippi, Florida and Texas as they came to trial. Each settling state has agreed to a percentage share of the $10 billion initial and scheduled annual payments agreed to in the Memorandum; 1.7% for Mississippi, 5.5% for Florida and 7.25% for Texas and will also be entitled to attorneys' costs as well as private counsel fees as set by a panel of arbitrators subject to a $500 million aggregate annual cap for payment of such fees for all settlements of similiar litigation.

Each agreement also provides that if the U.S. Congress enacts federal legislation in keeping with the Memorandum, the terms of that legislation would generally supersede the terms of the state agreement. Defendants would receive credit for their payments under the state agreements against the obligations arising under the federal legislation. If, instead, the defendants enter into a number of separate settlement agreements with other individual states, these three settling states would be entitled to payment adjustments to assure at least as favorable a settlement as any other separately settling state.

    The first attorney general case scheduled for trial after adoption of the Memorandum was MOORE V. AMERICAN TOBACCO COMPANY. In that case, a settlement was agreed to on July 2, 1997, and a full settlement agreement was executed on October 17, 1997. The agreement calls for the defendants to make an aggregate up-front payment of $170 million to the State of Mississippi. It also provides for continuing payments commencing December 31, 1998, and annually thereafter, based, in 1998, on Mississippi's 1.7% share of $4 billion (the anticipated first annual industry payment under the Memorandum) and escalating in several annual steps to 1.7% of $8 billion in year eight and thereafter, adjusted upward by no less than 3% per year and further adjusted upward or downward to reflect increases or decreases in volume of domestic tobacco product sales. Mississippi also became entitled to $61.8 million for an anti-smoking pilot program by operation of the "most favored nation" provision of its agreement as a result of Florida's subsequent settlement containing pilot program provisions.

    The second attorney general case to come to trial, STATE OF FLORIDA V. AMERICAN TOBACCO COMPANY, was in the jury selection phase in Florida state court when, on August 25, 1997, the parties announced that they had entered into a settlement agreement. The agreement called for the tobacco company participants to make an aggregate up-front payment of $550 million. It also provides for annual payments beginning in September 1998 of 5.5% of $4 billion and increasing in several annual steps to 5.5% of $8 billion by 2003 and thereafter (subject to various adjustments) all consistent with the national annual payment schedule. The tobacco companies also agreed to fund a $200 million pilot program to discourage youth smoking. The agreement, like the other state settlements, also requires the tobacco companies to discontinue all billboard advertisements as well as all advertisements that appear on vehicles and in certain public areas, within several months.

    Related to the Florida settlement, on November 18, 1997, a law firm that had represented the State filed a suit against RJRT and others alleging tortious interference with the plaintiff's contingency fee contract with the State as well as conspiracy to induce the State to circumvent and negate plaintiff's rights to recover under that contract. The case is now in discovery.

    Finally, the Texas case, STATE OF TEXAS V. AMERICAN TOBACCO COMPANY, was settled by an agreement dated January 16, 1998 providing for a pilot program payment of $264 million and an aggregate up-front payment of $725 million. Texas will be entitled to a 1998 annual payment of $290 million (7.25% of $4 billion) paid in two installments ($89 million on November 1, 1998 and $201 million on December 31, 1998) and increasing in several annual steps to $580 million (7.25% of $8 billion) by 2003 and thereafter (subject to adjustments). RJRT's shares of the initial payment and pilot program will total approximately $114 million, paid or to be paid over the course of 1998 in payments of approximately $32 million by February 1, 1998; $12 million by July 1, 1998; $23 million by October 1, 1998; and $47 million by November 1, 1998.

    The companies have also agreed to pay a $50 million advance on fees of the State of Texas's private counsel prior to the arbitration decision awarding such fees provided that the State of Texas makes an equivalent advance. RJRT's share of the advance will be approximately $12 million. The payment of this amount, originally scheduled for late February, has been suspended by stipulation of the parties until March 24, 1998 as a result of a dispute raised by would-be interveners about the scope of the settlement. Neither the Mississippi nor Florida settlement agreement provides for payment of any advance on private counsel fees. Therefore, under the most favored nation provisions of their settlement agreements, provided that those states make equivalent advances, the tobacco companies may be required to make advances to private counsel in those states. Each tobacco company's share of advances of this type, for all settling states, would be based on market share.

    If federal legislation in keeping with the Memorandum is enacted, the parties expect that Mississippi, Florida and Texas, because of their contribution to securing resolution of these matters, may apply to a panel of arbitrators for additional compensation. The settling defendants have agreed not to oppose applications of $75 million for Mississippi, $250 million for Florida and $329.5 million for Texas (as well as, any increase over these amounts necessary to offset the difference, if any, between the amounts to be paid to these states during 1998 under the agreements and the amounts allocated to those states for that period under the federal legislation). Payment of these amounts would be made over a number of years and would be subject to an aggregate annual cap of $100 million for all settling states.

    Each individual state agreement provides that the related settlement is not an admission or concession or evidence of any liability or wrongdoing on the part of any party and was entered into by the settling defendants solely to avoid the further expense and uncertainty of litigation.

    RJRT has made certain payments under these attorney general agreements. Its portion of the upfront payments, based on market capitalization, was $12.4 million for Mississippi and $37.4 million for Florida. Texas payments, both for the initial amount and pilot program to discourage youth smoking are to be made at several points in 1998 as described above. RJRT's portion of the pilot program payments, based on market share, was $15.3 million for Mississippi and $49 million for Florida. Additional payments, based on market share, were made with respect to the costs and expenses of counsel in all three states which totalled approximately $21 million.

    THE BROIN SETTLEMENT. The plaintiffs' attorneys in a class action case, BROIN V. PHILIP MORRIS, entered into a settlement agreement with participating tobacco company defendants on October 9, 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by second-hand smoke in airplane cabins. This agreement requires the participating tobacco companies to pay $300 million in three annual installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also calls for those companies to pay a total of $49 million for plaintiffs' counsel's fees and expenses. The agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agree that in any individual case brought by a class member, they will bear the burden of proof regarding general causation that ordinarily would be born by the plaintiffs. Trial court approval of the BROIN settlement was granted on February 3, 1998, but this approval has been noticed for appeal. No payments with respect to either the research fund or attorney's fees will be due until final resolution of all appeals. RJRT's portion will be approximately $86 million. RJRT has already paid its market share of $3 million due to the BROIN attorneys in respect of costs and expenses. This amount is subject to recovery if the settlement is successfully challenged.

    THE MANGINI SETTLEMENT. On September 5, 1997, a settlement agreement was executed on behalf of the parties to MANGINI V. R.J. REYNOLDS TOBACCO COMPANY, a case that had been scheduled for trial in San Francisco Superior Court for December 1997. This case sought injunctive and other relief against RJRT and an advertising agency with respect to the use of Joe Camel advertising as an unfair business practice allegedly targeting minors. The agreement requires the defendants to acknowledge that the lawsuit along with public controversy surrounding Joe Camel, was a "substantial factor" in the phase-out of Joe Camel advertising. It also requires prompt removal of Joe Camel billboards and cessation of the use of Joe Camel in advertisements and promotional items in California. The defendants agreed to authorize release to the public of non-privileged and non-work product documents referring to persons under the age of 18 and/or the Joe Camel advertising campaign that were produced during discovery in the case. Pursuant to the agreement, RJRT has paid $10 million to the City and County of San Francisco to cover attorneys' fees ($1 million) and for distribution to the various state jurisdictions participating in the case for anti-youth smoking advertisements ($9 million).

    The MANGINI settlement provides that plaintiffs' counsel will be paid in accordance with the counsel fee arrangements ultimately arrived at for the national legislative settlement. If there is no such arrangement, or the arrangement does not allow plaintiffs' counsel to participate, fees will be determined by an arbitration panel. Finally, the agreement preserves certain claims brought by various California public entities, including claims that the Joe Camel campaign violated certain sections of the California Business and Professions Code.

    RJRT has participated and may continue to participate in discussions with plaintiffs in certain healthcare cost-recovery and class actions scheduled to be tried in the coming months in order to postpone or settle those actions in light of the pending legislative initiative. There can be no assurance that any such postponement or settlement can be achieved, or, if achieved, as to the terms ultimately agreed to. In the absence of postponement or settlement, these actions would be tried as scheduled and any final judgment reached prior to enactment of the contemplated legislation might not be affected by the passage of that legislation.

    RECENT AND SCHEDULED TRIALS. As of March 3, 1998, there were 14 cases scheduled for trial in 1998 against RJRT alleging injuries relating to tobacco. Two trials are currently in process, the attorney general case in Minnesota discussed above and an individual environmental tobacco smoke case in Indiana state court (DUNN V. RJR NABISCO HOLDINGS). The next attorney general case scheduled for trial is Washington's which has been scheduled for September 1998. The State of Florida's remaining equitable claims are also scheduled for trial in September 1998. The State of Arizona's case is scheduled for October and that of Oklahoma for November. Cases against other tobacco company defendants are also scheduled for trial in 1998 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, Atlanta Division, FARR
V. R.J. REYNOLDS TOBACCO COMPANY, alleging claims under Title VII and the Equal Pay Act on behalf of female RJRT employees and applicants for employment in the "southeast sales region," seeking equitable relief, back pay and lost benefits, as well as punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. No motion seeking class certification has yet been filed by plaintiffs. RJRT has filed an answer in the case and intends to defend it vigorously.

    On September 15, 1997, a suit, RAYMARK INDUSTRIES V. BROWN & WILLIAMSON, was filed against RJRT and RJRN and various other tobacco industry entities for contribution/damages related to asbestos litigation. The suit was filed in the United States District Court for the Northern District of Georgia. Raymark alleged that it expended $400 million on the defense and payment of asbestos personal injury claims in trial, verdict, appeal and settlement. Raymark alleged that cigarette smoke inhaled by the asbestos claimants caused the cancers complained of in the litigation in which it has been involved. Raymark seeks to recover contribution and/or indemnity from the defendants for the share of payments made by Raymark that were allegedly caused by tortious and otherwise actionable conduct of defendants. Raymark's claims included counts for: negligence, strict liability, fraud and misrepresentation, conspiracy and damages. Three other cases making similar allegations were filed in December 1997, one in California and two in New York. RJRT and the other tobacco industry defendants in this action dispute the claims advanced in these cases and intend to defend all such actions vigorously.

    A purported class was granted conditional class certification in a case, MOSELY V. PHILIP MORRIS COMPANIES, brought in Alabama state court against RJRT, RJRN and others, alleging violations of Alabama antitrust law. The complaint in this case alleges that cigarette companies and others have conspired to raise prices. The class consists of all Alabama residents who purchased certain defendants' cigarettes for smoking purposes since March 1997. The plaintiffs seek statutory damages as well as actual damages of up to $500 per class member. The defendants have removed the case to federal court. On

October 31, 1997, the federal court vacated the conditional class certification pending a hearing on class certification in federal court and on February 6, 1998, the federal court denied plaintiff's motion to remand the case to state court.

    RJRT understands that a grand jury investigation is being conducted in the Eastern District of New York examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research -- USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond, to document subpoenas issued by this grand jury. In addition, subpoenas dated May 24, 1996, November 8, 1996, December 5, 1996 and January 21, 1998 were served on RJRT by a grand jury sitting in the District of Columbia. RJRT has responded or is in the process of responding to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

    RJRT, R.J. Reynolds International ("Reynolds International") and Northern Brands International, another subsidiary of RJRN, each received document subpoenas dated July 24, 1997, from a federal grand jury sitting in the Northern District of New York. RJRT understands that the grand jury is investigating possible smuggling activities. RJRT, Reynolds International and Northern Brands International are responding to these subpoenas but are unable to predict the outcome of the grand jury's investigation.

    For a further discussion of litigation affecting the tobacco business see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity."

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Memorandum referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT, RJRN and RJRN Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJRT, RJRN and RJRN Holdings each believe that they have a number of valid defenses to any such actions and intend to defend such actions vigorously.

    RJRN Holdings and RJRN believe, that notwithstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

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

                            ------------------------

                                      FOOD

    The food line of business is conducted by operating subsidiaries of Nabisco Holdings. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.7% of the economic interest in Nabisco Holdings and approximately 97.7% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's businesses in the United States are comprised of Nabisco Biscuit and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group is comprised of the Sales & Integrated Logistics Group and Specialty Products, LifeSavers, Planters, Tablespreads and Food Service. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1997.

DOMESTIC FOOD GROUP OPERATIONS

    NABISCO BISCUIT. Nabisco Biscuit is the largest manufacturer and marketer in the United States cookie and cracker industry with eight of the ten top selling brands, each of which had annual net sales of over $150 million in 1997. Overall, in 1997, Nabisco Biscuit had a 40% share of the domestic cookie category and a 54% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor) compared with 41% and 56% respectively in 1996. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL's and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS.

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

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. In recent years, fat free and reduced calorie varieties of NEWTONS, as well as NEWTONS COBBLERS, have been introduced.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES, and REDUCED FAT RITZ successful product line extensions which, together with RITZ, accounted for 12.8% of cracker sales in the United States in 1997 compared with 13.9% in 1996. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States. AIR CRISPS, launched nationally in 1996, consists of a line of light, crispy baked snacks in Ritz, Cheese Nips, Wheat Thins, Pretzel and Potato varieties and has achieved sales approaching $150 million in 1997.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS and BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    In 1994, Nabisco entered the breakfast snack aisle with the launch of SNACKWELL'S cereal bars and granola bars and the repositioning of TOASTETTES toaster pastries. The line was expanded in 1996 and 1997 with new cereal bar varieties. Nabisco introduced SNACKWELL'S fat free toaster pastries in 1996.

    Nabisco Biscuit's products are manufactured in 14 Nabisco owned bakeries and in 17 facilities with which Nabisco has production agreements. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 11 major distribution warehouses and 111 shipping branches where shipments are consolidated for delivery to approximately 87,000 separate delivery points.

U.S. FOODS GROUP

    The U.S. Foods Group represents Nabisco's non-biscuit food operations in the U.S. and is comprised of the following business units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for Specialty Products, LifeSavers, Planters, and the Tablespreads companies and distribution for Food Service. It sells to retail grocery chains and warehouse clubs through independent brokers and a direct sales force, and to drug stores, mass merchandisers and other non-grocery retail outlets through a direct sales force. The products are distributed from twenty distribution centers located throughout the United States.

    SPECIALTY PRODUCTS. Specialty Products manufactures and markets a broad range of food products, with sauces and condiments, pet snacks, hot cereals, healthy packaged egg products, dry mix desserts, and gelatins representing the largest categories. Many of Specialty Products' products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, EGGBEATERS healthy packaged egg product, ROYAL desserts and KNOX gelatines.

    Specialty Products' primary entries in the steak sauce and mustard segments are A.1. and A.1. SWEET & TANGY steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Specialty Products is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    Specialty Products is a leading manufacturer of hot cereals and participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes new varieties such as BANANA NUT BREAD. Quaker Oats Company is the most significant participant in the hot cereal category.

    Specialty Products manufactures products in five plants and sources products from a number of contract manufacturers.

    LIFESAVERS. LifeSavers manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, ICE BREAKERS gum, BUBBLE YUM bubble gum, GUMMI

SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1997 share of 5.2%, compared to 5.4% in 1996, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is the largest selling bubble gum in the United States.

    In 1997, LifeSavers introduced SNACKWELL'S chocolate candy, its first entry into the sugared, reduced-fat chocolate candy segment.

    LifeSavers manufactures its products in four owned plants and utilizes two primary contract manufacturers.

    PLANTERS. Planters produces and markets nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. Planters' products are seasonally strongest in the fourth quarter. Planters manufactures its products in four plants. In December 1997, the CORNNUTS line of crispy corn kernel snacks was acquired and added to Planters.

    FOOD SERVICE. Food Service utilizes a direct national sales force to sell a variety of specially packaged food products of the Domestic Food Group including cookies, crackers, confections, hot cereals, sauces and condiments to the food service and vending machine industry.

    TABLESPREADS. Tablespreads manufactures and markets various margarines and spreads, and is the second largest margarine producer in the United States, participating in all segments of the margarine category, with the BLUE BONNET, FLEISCHMANN'S and MOVE OVER BUTTER brands. Tablespreads strengthened its position in the margarine category in 1995 with the October purchase of the Kraft Foods, Inc. margarine business which includes the PARKAY, TOUCH OF BUTTER and CHIFFON brands. Tablespreads currently manufactures in two facilities and also sources products from two contract manufacturers.

INTERNATIONAL FOOD GROUP OPERATIONS

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Biscuit Division, Grocery Division and Food Service Division. Excluding private label brands, the Biscuit Division produced all of the top ten cookies and nine of the top ten crackers in Canada in 1997. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers. Nabisco Ltd also markets a variety of single-serve cookies, crackers and salty snacks under such brand names as MINI OREO, RITZ BITS SANDWICHES and CRISPERS.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer in Canada and is the second largest canned vegetable producer in Canada. Canned fruits and vegetables, fruit juices and drinks are marketed under the DEL MONTE trademark, pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1997, five were devoted to canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through four regional warehouses. In 1995, Nabisco Ltd acquired the PRIMO brand for dry pasta, canned tomatoes and other Italian food products.

    Nabisco Ltd's Food Service Division sells a variety of specially packaged food products including cookies, crackers, canned fruits, vegetables, pasta and condiments to non-grocery outlets. The Food

Service Division has its own sales and marketing organization and sources product from Nabisco Ltd's other divisions.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International also exports a variety of Domestic Food Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. Nabisco International operates one of the largest multinational packaged food businesses in Latin America, with operations in 17 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO, TERRABUSI, ARTIACH, MARBU and LUCKY brands, yeast and bakery ingredients under the FLEISCHMANN'S brand, desserts, drink mixes and baking powder under the ROYAL brand, processed milk products under the GLORIA brand, juice under the MAGUARY brand, and canned fruits and vegetables under the DEL MONTE brand pursuant to a license from the Del Monte Corporation.

    Nabisco International's largest market is Brazil, where it operates 21 facilities. In biscuits, Nabisco International is the market leader in Spain, Argentina, Venezuela, Puerto Rico, Nicaragua, Uruguay and Taiwan, and it holds strong number two positions in Peru, Ecuador, other Central American markets and the three major markets in China. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries, in baking powder throughout South America, and in canned vegetables in Venezuela.

    In Asia, Nabisco International continues to expand its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. The Beijing bakery was trebled in size and a greenfield plant in Suzhou started up in 1996. In Indonesia, a greenfield plant, 70% owned by Nabisco and 30% owned by its partner and distributor, started up in 1996. Biscuit leadership in Taiwan was gained in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

RAW MATERIALS

    Various agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to various seasonal, climatic and economic factors which generally also affect Nabisco's competitors. Management believes that all of the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

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

EMPLOYEES

    At December 31, 1997, RJRN Holdings together with its subsidiaries had approximately 80,400 employees of which approximately 2,400 were part-time employees. None of RJRT's operations is unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees of a number of Nabisco's operations and several of Reynolds International's operations are unionized. RJRN believes that its subsidiaries' relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

    For information about foreign and domestic operations and export sales for the years 1995 through 1997, see "Geographic Data" in note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information pertaining to the RJRN Holdings' and RJRN's assets by lines of business and geographic areas as of December 31, 1997 and 1996, see note 15 to the Consolidated Financial Statements.

    For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings stockholders for themselves and derivatively for RJRN Holdings and Nabisco Holdings filed three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of RJRN Holdings Board of Directors. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking an exchange offer and related consent solicitations completed by RJRN and Nabisco in

June 1995 and by amending, in August 1995, RJRN Holdings By-Law provisions concerning the calling of shareholder meetings and procedures for shareholder action by written consent. The plaintiffs allege that management took these and other actions to wrongfully obstruct a spin-off of Nabisco Holdings, to enrich the defendants at the expense of RJRN Holdings, its shareholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. By agreement of the parties, the defendants' time to respond to the complaint in these consolidated actions has been extended, most recently, to May 22, 1998. RJRN Holdings believes that these allegations are without merit and, if necessary, will defend these actions vigorously.

    For information about other litigation and legal proceedings, see "Business--Tobacco--Litigation Affecting the Cigarette Industry" and "Other Matters--Environmental Matters" in Item 1 and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Governmental Activity" in Item 7.

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

    RJRN Holdings and RJRN believe that, not withstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS
EXECUTIVE OFFICERS OF RJRN HOLDINGS

    The executive officers of RJRN Holdings are Steven F. Goldstone (Chairman of the Board, Chief Executive Officer and President), Gerald I. Angowitz (Senior Vice President, Human Resources and Administration), John J. Delucca (Senior Vice President and Treasurer), H. Colin McBride (Senior Vice President, Associate General Counsel and Secretary), David B. Rickard (Senior Vice President and Chief Financial Officer), William L. Rosoff (Senior Vice President and General Counsel), and Richard G. Russell (Senior Vice President and Controller). The following table sets forth certain information regarding such officers.

                                                            BUSINESS EXPERIENCE DURING THE PAST
           NAME                 AGE                           FIVE YEARS AND OTHER INFORMATION
---------------------------  ---------  ----------------------------------------------------------------------------
Steven F. Goldstone                 52  Chairman since May 1996; Chief Executive Officer since December 1995;
                                          President since October 1995; prior thereto, General Counsel, March 1995 to December 1995; previously Senior Partner with law firm of Davis, Polk &
                                          Wardwell until October 1995 and for more than five years prior thereto.
Gerald I. Angowitz                  48  Senior Vice President of Human Resources and Administration since March
                                          1995; prior thereto, Vice President of Human Resources, January 1994 to
                                          March 1995; Vice President of Employee Benefits, January 1992 to December
                                          1993.
John J. Delucca                     54  Senior Vice President and Treasurer since October 1993; Treasurer of Nabisco
                                          Holdings, October 1994 to February 1995; previously, Managing Director and
                                          Chief Financial Officer, Hascoe Associates, 1991 to 1993.
H. Colin McBride                    52  Senior Vice President, Associate General Counsel and Secretary since
                                          February 1998; prior thereto, Vice President, Assistant General Counsel and Secretary, December 1995 to February 1998; Vice President and
                                          Assistant General Counsel for more than five years prior thereto.
David B. Rickard                    51  Senior Vice President and Chief Financial Officer since March 1997;
                                          previously Executive Vice President, International Distillers and
                                          Vintners, 1996 to 1997; Finance Director, International Distillers and
                                          Vintners, 1995 to 1996; Group Controller, Grand Metropolitan PLC, 1994 to
                                          1995; Senior Vice President and Chief Financial Officer, The Pillsbury
                                          Company, 1991 to 1994.
William L. Rosoff                   51  Senior Vice President and General Counsel since January 1998; previously
                                          Partner with law firm of Davis Polk & Wardwell for more than five years prior thereto.
Richard G. Russell                  52  Senior Vice President and Controller since May 1995; previously Partner at the accounting firm of Deloitte & Touche LLP for more than five years prior thereto.

EXECUTIVE OFFICERS OF RJRN HOLDINGS OR ITS SUBSIDIARIES NOT LISTED ABOVE

    Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of certain executive officers of RJRN Holdings or its subsidiaries, other than those listed above.

                                                            BUSINESS EXPERIENCE DURING THE PAST
           NAME                 AGE                           FIVE YEARS AND OTHER INFORMATION
---------------------------  ---------  ----------------------------------------------------------------------------
James M. Kilts                      50  President and Chief Executive Officer of Nabisco Holdings and of Nabisco
                                          since January 1998; previously Executive Vice President--Worldwide Food of
                                          Philip Morris Companies, 1994 to March 1997; President of Kraft USA, 1989
                                          to 1994.
Pierre de Labouchere                44  Chief Executive Officer and President of Reynolds International since
                                          December 1995; prior thereto, President of Eastern Europe, Middle East and
                                          Africa Region, Reynolds International, 1994 to December 1995; Regional
                                          Vice President--European and Special Markets, Reynolds International, 1991
                                          to 1994.
Andrew J. Schindler                 53  President and Chief Executive Officer of RJRT since July 1995; prior thereto, President and Chief Operating Officer--U.S.A., RJRT, May 1994 to
                                          June 1995; Executive Vice President-- Operations, RJRT, 1991 to 1994.
Jeffrey A. Kuchar                   43  Senior Vice President and General Auditor since January 1998; prior thereto,
                                          Vice President and General Auditor, 1993 to 1997; Director of Finance and
                                          Business Development, Specialty Products Company, Nabisco, 1993; Director
                                          of Financial Planning, Specialty Products Company, Nabisco, 1992 to 1993.
Lionel L. Nowell III                43  Senior Vice President of Strategy and Business Development since January
                                          1998; previously Vice President--Finance, Pillsbury North America,
                                          November 1996 to January 1998; Vice President-- Finance, Pillsbury
                                          Bakeries & Foodservice, February 1996 to November 1996; Vice President and
                                          Chief Financial Officer, Haagen-Dazs, November 1994 to February 1996; Vice
                                          President and Controller, The Pillsbury Company, May 1993 to November
                                          1994; Vice President--Food and International Retailing Audit of The
                                          Pillsbury Company, September 1992 to May 1993.
J. Thomas Pearson                   56  Senior Vice President, Taxation since 1988.
Huntley R. Whitacre                 55  Senior Vice President of Investor Relations since August 1995; prior thereto, Vice President of Investor Relations for more than five years.
Jason H. Wright                     37  Senior Vice President of Worldwide Communications since February 1994; prior
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

    As of February 28, 1998, there were approximately 55,000 record holders of the Common Stock. All of the common stock of RJRN is owned by RJRN Holdings. The Common Stock closing price on the NYSE for February 27, 1998 was $34 9/16.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the Wall Street Journal:

                                                                       HIGH        LOW
                                                                     --------    --------
1997:
  First Quarter..................................................... $38 7/8     $30 5/8
  Second Quarter....................................................  36 1/2      27
  Third Quarter.....................................................  36 1/8      29 9/16
  Fourth Quarter....................................................  37 15/16    29 7/8


                                                                       HIGH        LOW
                                                                     --------    --------
1996:
  First Quarter..................................................... $35 1/4     $29
  Second Quarter....................................................  34 1/2      29
  Third Quarter.....................................................  32 3/8      25 1/8
  Fourth Quarter....................................................  34 5/8      25 3/4

------------------------

    The Board of Directors of RJRN Holdings declared an initial quarterly cash dividend of $.375 per share payable on April 1, 1995. During 1995, RJRN Holdings continued to pay such a quarterly cash dividend on the Common Stock, adjusted to take into account a one-for-five reverse split of the Common Stock. Cash dividends paid by RJRN to RJRN Holdings are included in the Consolidated Statements of Cash Flows in the Consolidated Financial Statements.

    On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings repurchased approximately $100 million of Common Stock in 1996. On February 28, 1997, the Board of Directors authorized an 11% increase in the annual common dividend to $2.05 per share and authorized the repurchase of up to $200 million of Common Stock in 1997. No such repurchases were made in 1997. Commencing with the July 1 payment, the quarterly dividend paid by Nabisco was increased to $.175 per share or $.70 per share on an annual basis, from its previous level of $.62 cents per share. As a result, the Nabisco Holdings dividends payable to RJRN increased from approximately $132 million annually to $141 million annually.

    The operations of RJRN Holdings and RJRN are conducted through RJRN's subsidiaries and, therefore, RJRN Holdings and RJRN are dependent on the earnings and cash flow of RJRN's subsidiaries to satisfy their respective obligations and other cash needs. Certain Nabisco credit facilities limit the amount of dividends, distributions and advances by Nabisco Holdings and its subsidiaries to RJRN Holdings and its non-Nabisco subsidiaries. Moreover, RJRN's credit agreements and certain policies adopted by the Board of Directors of RJRN Holdings limit the payment by RJRN Holdings of dividends on the Common Stock in excess of certain specific amounts. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Financial Condition" and notes 6 and 9 to the Consolidated Financial Statements. RJRN Holdings does not believe that the provisions of its credit agreements or its adopted policies concerning distributions to stockholders will limit its ability to pay its anticipated quarterly dividends.

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS, EXCEPT PER
SHARE AMOUNTS)                                               1997       1996       1995       1994       1993
---------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
  Net sales..............................................  $  17,057  $  17,063  $  16,008  $  15,366  $  15,104
  Income (loss) before extraordinary item................        402        611        627        764         (3)
PER SHARE DATA
  Basic income (loss) per share before extraordinary
    item.................................................  $    1.11  $    1.75  $    1.59  $    2.07  $   (0.26)
  Diluted income (loss) per share before extraordinary
    item.................................................  $    1.09  $    1.74  $    1.58  $    2.06  $   (0.26)
  Average number of common and common equivalent shares
    outstanding (in thousands):
    Basic................................................    323,787    324,917    325,476    305,142    269,839
    Diluted..............................................    325,318    325,947    326,235    306,756    269,839
  Dividends per share of common stock....................  $    2.05  $    1.85  $    1.50         --         --
  Dividends per share of Series A convertible preferred
    stock................................................         --         --         --  $    2.92  $    3.34
  Dividends per share of Series C convertible preferred
    stock................................................  $    2.25  $    6.01  $    6.01  $    3.94         --
CASH FLOW DATA
  Dividends paid on common and preferred stock...........  $     755  $     716  $     598  $     395  $     241
  Capital expenditures...................................        763        741        744        670        615
BALANCE SHEET DATA
  (AT END OF PERIODS)
  Total assets...........................................  $  30,678  $  31,289  $  31,518  $  31,408  $  31,295
  Long-term debt.........................................      9,456      9,256      9,429      8,883     12,005
  Mandatorily redeemable preferred securities............        953        954        954         --         --
  Stockholders' equity...................................      9,631     10,148     10,329     10,908      9,070
OTHER DATA
  Number of employees
    Tobacco..............................................     26,400     25,400     22,800     21,200     21,500
    Food.................................................     54,000     54,300     53,200     49,400     45,000

------------------------

See the consolidated financial statements regarding (i) the restructuring of the worldwide tobacco operations during 1997 and 1995; (ii) the tobacco settlement agreements reached by RJRT with the Florida, Mississippi and Texas state attorneys general and in certain class action cases during 1997; (iii) the conversion during 1997 of Series C depositary shares issued during 1994; (iv) the restructuring of the food operations during 1996 and (v) the exchange of preferred securities by RJRN Holdings and a subsidiary and certain debt exchanges between RJRN and Nabisco during 1995.

During 1994, the Series A depositary shares issued during 1991 converted into 42,000,000 shares of common stock and a pre-tax charge of $65 million was recorded in connection with the realignment of corporate headquarters.

During 1993, a pre-tax restructuring charge of $730 million ($467 million after-tax) was recorded in connection with a program to streamline both the tobacco and food operations and to improve profitability.

Net sales and costs of products sold exclude excise taxes of $3.599 billion, $3.852 billion, $3.832 billion, $3.578 billion and $3.757 billion for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. The results of operations discussion and analysis is broken into four sections. The first section includes reported information for net sales, operating company contribution and restructuring expenses as included in the historical consolidated financial statements. The second section highlights items that management believes impact the comparability of the historical financial information, including the restructuring expenses in section one. The third section illustrates operating company contribution on a basis consistent with how management manages the ongoing businesses. It excludes one-time items that management believes affect the comparability of the results of operations. This section should not be viewed as a substitute for the historical results of operations but as a tool to better understand underlying trends in the business. The last section includes management's discussion and analysis of the ongoing results. The discussion and analysis should be read in connection with the consolidated financial statements and the related notes thereto of RJRN Holdings as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997.

                             RESULTS OF OPERATIONS

                                                                                                        % CHANGE FROM
                                                                                                          PRIOR YEAR
                                                                                                   ------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                       1997       1996       1995        1997         1996
----------------------------------------------------------------  ---------  ---------  ---------  -----------  -----------
Net sales:
  R.J. Reynolds Tobacco.........................................  $   4,895  $   4,551  $   4,480           8%           2%
  Reynolds International........................................      3,428      3,623      3,234          (5)%         12%
                                                                  ---------  ---------  ---------
  Total Tobacco.................................................      8,323      8,174      7,714           2%           6%
                                                                  ---------  ---------  ---------
  Nabisco Biscuit...............................................      3,545      3,677      3,569          (4)%          3%
  U.S. Foods Group..............................................      2,604      2,638      2,451          (1)%          8%
                                                                  ---------  ---------  ---------
  Domestic Food Group...........................................      6,149      6,315      6,020          (3)%          5%
  International Food Group......................................      2,585      2,574      2,274          --%          13%
                                                                  ---------  ---------  ---------
  Total Nabisco.................................................      8,734      8,889      8,294          (2)%          7%
                                                                  ---------  ---------  ---------
                                                                  $  17,057  $  17,063  $  16,008          --%           7%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Operating company contribution (1)(2):
  R.J. Reynolds Tobacco.........................................  $   1,151  $   1,450  $   1,420         (21)%          2%
  Reynolds International........................................        581        803        643         (28)%         25%
                                                                  ---------  ---------  ---------
  Total Tobacco.................................................      1,732      2,253      2,063         (23)%          9%
                                                                  ---------  ---------  ---------
  Nabisco Biscuit...............................................        691        542        535          27%           1%
  U.S. Foods Group..............................................        386        346        355          12%          (3)%
                                                                  ---------  ---------  ---------
  Domestic Food Group...........................................      1,077        888        890          21%          --%
  International Food Group......................................        231        242        239          (5)%          1%
                                                                  ---------  ---------  ---------
  Total Nabisco.................................................      1,308      1,130      1,129          16%          --%
                                                                  ---------  ---------  ---------
  Headquarters..................................................        (70)       (67)       (64)         (4)%         (5)%
                                                                  ---------  ---------  ---------
                                                                  $   2,970  $   3,316  $   3,128         (10)%          6%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    Restructuring expenses, which are not included in operating company contribution, are allocated by business as follows:

YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                                           1997       1996       1995
------------------------------------------------------------------------------------  ---------  ---------  ---------
R.J. Reynolds Tobacco...............................................................  $      80  $      --  $     100
Reynolds International..............................................................        221         --         54
                                                                                      ---------  ---------  ---------
Total Tobacco.......................................................................        301         --        154
                                                                                      ---------  ---------  ---------
Nabisco Biscuit.....................................................................         --        238         --
U.S. Foods Group....................................................................         --        115         --
                                                                                      ---------  ---------  ---------
Domestic Food Group.................................................................         --        353         --
International Food Group............................................................         --         75         --
                                                                                      ---------  ---------  ---------
Total Nabisco.......................................................................         --        428         --
                                                                                      ---------  ---------  ---------
                                                                                      $     301  $     428  $     154
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

------------------------------
(1) Includes restructuring-related and domestic tobacco settlement costs of $448 million for 1997, restructuring-related costs of $97 million for 1996 and restructuring-related costs of $49 million for 1995. Restructuring-related costs are allocated to the business units as follows: Reynolds International--$89 million for the year ended December 31, 1997 and $49 million for the year ended December 31, 1995; Nabisco Biscuit--$58 million, U.S. Foods Group--$33 million and the International Food Group--$6 million for the year ended December 31, 1996.
(2) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring expenses.

    The following table summarizes items impacting comparability, which are described in notes 2, 9 and 10 to the consolidated financial statements. We believe these items are unusual and therefore are not included when evaluating the ongoing performance of our businesses.

                                                                                       1996                        1995
                                                           1997             --------------------------  --------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS,   --------------------------                PER DILUTED                 PER DILUTED
EXCEPT PER SHARE AMOUNTS)                         PRE-TAX                     PRE-TAX        SHARE        PRE-TAX        SHARE
----------------------------------------------  -----------                 -----------  -------------  -----------  -------------
                                                              PER DILUTED
                                                                 SHARE
                                                             -------------
Operating company contribution:
  Tobacco settlement expense at
    R.J. Reynolds Tobacco.....................   $     359     $     .67     $      --     $      --     $      --     $      --
  Restructuring-related costs.................          89           .24            97           .14            49           .10
                                                     -----         -----         -----         -----    -----------        -----
                                                       448           .91            97           .14            49           .10
                                                     -----         -----         -----         -----    -----------        -----
Restructuring expense.........................         301           .72           428           .74           154           .32
Other financial expense.......................          --            --            --            --           103           .21
Early extinguishment of debt, net tax.........          --           .06            --            --            --           .05
                                                     -----         -----         -----         -----    -----------        -----

  Total.......................................   $     749     $    1.69     $     525     $     .88     $     306     $     .68
                                                     -----         -----         -----         -----    -----------        -----
                                                     -----         -----         -----         -----    -----------        -----

    The following table represents operating company contribution based upon ongoing results.

                                                                                                   % CHANGE FROM
                                                                                                     PRIOR YEAR
                                                                                              ------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                  1997       1996       1995        1997         1996
-----------------------------------------------------------  ---------  ---------  ---------  -----------  -----------
R.J. Reynolds Tobacco......................................  $   1,510  $   1,450  $   1,420           4%           2%
Reynolds International.....................................        670        803        692         (17)%         16%
                                                             ---------  ---------  ---------
Total Tobacco..............................................      2,180      2,253      2,112          (3)%          7%
                                                             ---------  ---------  ---------
Nabisco Biscuit............................................        691        600        535          15%          12%
U.S. Foods Group...........................................        386        379        355           2%           7%
                                                             ---------  ---------  ---------
Domestic Food Group........................................      1,077        979        890          10%          10%
International Food Group...................................        231        248        239          (7)%          4%
                                                             ---------  ---------  ---------
Total Nabisco..............................................      1,308      1,227      1,129           7%           9%
                                                             ---------  ---------  ---------
Headquarters...............................................        (70)       (67)       (64)         (4)%         (5)%
                                                             ---------  ---------  ---------
                                                             $   3,418  $   3,413  $   3,177          --%           7%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    In addition to the above recorded items, another factor impacting comparability was the decision by Reynolds International to reduce quarter-end sales incentives in order to eliminate excess trade inventories that reduced revenues and earnings. See the international tobacco and net income per share discussion and analysis for the estimated impact.

    The percentage contributions of each industry segment to net sales and operating company contribution during the last three years on an ongoing basis were as follows:

                                                                                  1997         1996         1995
                                                                                  -----        -----        -----
Net sales:
  Total Tobacco..............................................................          49%          48%          48%
  Total Food.................................................................          51           52           52
                                                                                      ---          ---          ---
                                                                                      100%         100%         100%
                                                                                      ---          ---          ---
                                                                                      ---          ---          ---

Operating company contribution(1):
  Total Tobacco......................................................          63%          65%          65%
  Total Food.........................................................          37           35           35
                                                                              ---          ---          ---
                                                                              100%         100%         100%
                                                                              ---          ---          ---
                                                                              ---          ---          ---

--------------------------

(1) Contributions by industry segments were computed without effects of Headquarters' expenses.

    UNLESS OTHERWISE NOTED, OPERATING COMPANY CONTRIBUTION COMPARISONS WITHIN THE FOLLOWING DISCUSSIONS ARE BASED ON ONGOING RESULTS.

TOBACCO

    The tobacco business is conducted by R.J. Reynolds Tobacco ("RJRT") and Reynolds International.

    1997 VS. 1996. RJRT's net sales increased 8% over 1996 to $4.9 billion. The increase is primarily due to pricing of $409 million, partially offset by a 2% volume decline of $81 million. The company believes that its shipments and those of the entire domestic tobacco industry were influenced by wholesale trading activity in anticipation of further price increases. The industry volume declined 1% but it is estimated that volume would have declined by approximately 2%, excluding the impact of the additional buying activity.

    RJRT's retail share of market declined slightly to 25.41% from 25.90%. RJRT's full-price share of market decreased slightly to 16.65% from 16.81%. The company's savings share of market also decreased slightly to 8.76% from 9.09%. Industrywide, the full-price category continues the upward momentum of recent years growing to 73% of total shipments from 72% in 1996 and 70% in 1995. RJRT's full-price shipments as a percentage of its total shipments has remained steady at 63% for 1997, 1996 and 1995.

    The company has made progress on several initiatives designed to strengthen its full-price business, as demonstrated by its stable full-price share of market in the latter half of 1997. Camel shipments grew 5% as it continues to be one of the fastest-growing full-price brands in the United States. During the year, Camel successfully introduced a new advertising campaign "What You're Looking For" to replace "Joe Camel." The newest additions to the Camel family, Camel Menthol, Red Kamel and Kamel Menthe, continued to show positive results. In addition, Winston, another of the company's flagship brands, grew 9% in volume in the second half of 1997 compared to the same period of the prior year and sustained share after the company introduced its national "No Bull" marketing campaign. "No Bull" repositions the brand as a "straight-up" attitude leveraging its image and unique product point-of-difference; a 100-percent-tobacco blend with no additives for true tobacco taste. In November, the company began the test marketing of a new positioning strategy for the Salem brand. It also continues to monitor and test Eclipse, a cigarette featuring reduced smoke that leaves practically no ashes, stains or lingering odor.

    In the savings category, Doral, the industry's leading savings brand, grew volume by 5% and its share of the savings segment was up 8%.

    Operating company contribution grew 4% over 1996 to $1.5 billion primarily due to favorable pricing and mix, partially offset by higher marketing and litigation expenses and the overall volume decline.

    On January 23, 1998, RJRT announced an average price increase of approximately 2% across all its cigarette brands, which may have an impact on future volume.

    Reynolds International's volume increased 1% over 1996 despite a decision to reduce quarter-end sales incentives in order to eliminate excess trade inventories. Excluding the estimated impact of eliminating excess trade inventories, volume would have increased by approximately 4%. Unfavorable volume mix (approximately $183 million) and currency translation (approximately $190 million) more than offset higher pricing (approximately $167 million), resulting in a decrease in net sales of 5% to $3.4 billion. Excluding the estimated impact of reducing excess trade inventories and the unfavorable currency translation, net sales would have increased 4% to $3.8 billion.

    By region, volume declines in Western Europe of 15% and export shipments of 11% were more than offset by volume increases in the CIS and Baltics of 13% and Central Europe of 43%. In Western Europe, short-term pricing pressures in France and Spain, a general shift from the full-flavor segments throughout Western Europe and the decision to reduce excess trade inventories caused the 15% volume decline. Reynolds International's new lights entries (Camel Lights and Camel Medium) are fueling growth in the low tar and nicotine category. Camel Lights grew 5% in Western Europe while Camel Medium grew 17%. Difficult operating conditions affected the volume performance in the European and Middle East export markets. Regional heritage brands such as Peter I in Russia are fueling the growth in the CIS and Baltics region. Peter I is the largest-selling filter cigarette in Russia, where capacity is currently being expanded to meet the growing demand. In addition, other heritage brands have been introduced throughout the region and are also performing well. The volume increase in Central Europe was driven by Winston and Monte Carlo. In Asia, volume declined approximately 3% primarily driven by the trade inventory reduction. Salem Pianissimo, a low smoke, low smell cigarette, continues to outperform competition in Japan.

    Reynolds International's operating company contribution declined 17%, primarily due to unfavorable volume mix, higher product costs and unfavorable foreign currency translation, partly offset by higher pricing. Excluding the estimated impact of the decision to reduce excess trade inventories and foreign currency translation, Reynolds International's operating company contribution would have increased by approximately 5%.

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

    RJRT's full-price share of market decreased 0.4 share points to 16.81% with 1996 shipments of 75 billion units. Camel performed exceedingly well, generating a 5% growth in shipments and a 0.3 share point gain for the full year versus 1995. However, Winston and Salem volume declined 8% and 3%, respectively. The Winston brand family declined 8% primarily due to the decision to reduce support of Winston Select.

    RJRT's savings brands shipments declined 4% to 44.1 billion units in 1996 due to planned sales reductions of lower priority brands. Offsetting the decline on these brands was continued growth of the industry's largest savings brand, Doral. Doral experienced a 4% volume increase over 1995, and a 2.2 share of segment gain despite an industry savings category decline of two percentage points from 30% to 28%. RJRT's overall volume performance reflects the decision to focus on growth among its key full-price and savings brands.

    To stabilize full-price market share, RJRT tested several initiatives. Building on the Camel momentum, RJRT introduced Camel Menthol during the third quarter of 1996 and began a national launch in the first quarter of 1997. Red Kamel and Kamel Menthe were also test marketed in several cities. RJRT conducted a Florida test market of Winston that emphasized the "No Bull" positioning of Winston and a no-additives blend. Eclipse, a cigarette featuring 80% reduced second-hand smoke that leaves practically no ashes, stain or lingering odor, was also tested in 1996. RJRT is also continuing to test Moonlight Tobacco Company brands that feature innovative packaging and product concepts. Test markets were New York City, Seattle/Portland, Chicago, Cleveland, and North Carolina.

    RJRT's operating company contribution was $1.45 billion, $30 million higher than 1995 primarily due to favorable pricing and lower manufacturing costs, partially offset by lower volume and higher marketing and merchandising spending.

    Reynolds International delivered 10% volume growth in 1996. The growth was essentially across all regions and can be attributed to Reynolds International's overall focus on the right brands in the right markets. Revenues increased 12% over 1995 to $3.6 billion, primarily due to the 10% volume increase ($255 million), pricing ($200 million) and acquisitions ($58 million), partially offset by the impact of unfavorable foreign currency translation ($150 million).

    The 10% volume gain was driven by Reynolds International's three flagship brands: Camel, Winston and Salem. The three combined to account for 8% of the 10% increase. Individually, Camel, fueled by the introduction of new Camel Lights, grew 2%. Winston, Reynolds International's largest brand, grew 12% and Salem, aided by the introduction of Salem Pianissimo, grew 10%. Regionally, the major contributions to volume growth were in the CIS and Baltics, Central Europe, Africa, Japan, and to a lesser extent, Western Europe.

    In Western Europe, volume was up 2% over 1995 driven by the rollout of Camel Lights, which helped abate the decline in the full-flavor segment. Camel Lights became available throughout Western Europe. In the CIS and Baltics, core brands--Camel, Winston, Salem, Magna, North Star and Peter I--grew volume by more than 60%, with each brand recording double-digit volume growth. Total market share grew two share points to almost 15%.

    In Central Europe, volume grew 55%, mainly in Turkey and Romania. Reynolds International became the number one international cigarette company in Romania, having almost doubled its market share to 15%. In Turkey, market share also almost doubled. In Asia, fueled by the successful introduction of Salem Pianissimo and Premier Pianissimo, Reynolds International became the fastest-growing cigarette company in Japan. Salem Pianissimo is a menthol brand featuring less smoke and less smell and Premier is the non-menthol version. In Africa, volume almost doubled, driven by the successful integration of the Tanzanian business acquired in 1995.

    Reynolds International's operating company contribution increased 16% or $111 million to $803 million reflecting the volume growth and pricing, partially offset by higher marketing spending, product costs and unfavorable foreign currency translation.

GOVERNMENTAL ACTIVITY

    If the legislation contemplated by the Memorandum discussed in note 10 of the consolidated financial statements ("Note 10") is enacted, RJRT and other cigarette manufacturers would be subject to certain actions taken (or to be taken) by certain governmental regulatory agencies that could be expected to have an adverse effect on cigarette sales. As described in Note 10, RJRT would be prepared to support the enactment of such legislation as part of a comprehensive resolution of a variety of tobacco issues. Nonetheless, in the absence of such legislation, regulatory conditions such as the following remain of significant importance to RJRT.

    The advertising, sale and use of cigarettes have been under attack by government and health officials in the United States and in other countries for many years, principally due to health concerns about cigarette smoking and environmental tobacco smoke. This attack has resulted in: a number of substantial restrictions on the marketing, advertising and use of cigarettes; diminishing social acceptability of smoking; and activities by anti-smoking groups designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products. Together with manufacturers' price increases in recent years and substantial increases in state and federal excise taxes on cigarettes, these developments have had and will likely continue to have an adverse effect on cigarette sales.

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes is currently 24 cents. On August 5, 1997, President Clinton signed H.R. 2015 into law, which will increase the per pack federal cigarette excise tax by 10 cents in fiscal year 2000, and an additional 5 cents in fiscal year 2002. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents in Virginia to a high of $1.00 per pack in Alaska. In 1997, the cigarette tax in ten states was increased by amounts ranging from 2.5 cents to 71 cents per pack.

    In August 1996, the U.S. Food and Drug Administration (the "FDA") asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products to be medical devices and adopting regulations, first proposed in 1995, on the advertising, promotion and sale of cigarettes. The regulations include a phased-in schedule of effectiveness over a two-year period. The first phase began on February 28, 1997, when regulations establishing 18 as the national minimum age for the sale of cigarettes and requiring age identification from purchasers who appear to be under age 26 became effective. Among other things, the remaining regulations would prohibit or impose stringent limits on a broad range of sales and marketing practices, including bans on sampling, sponsorship by brand name, and distribution of non-tobacco items carrying brand names. The FDA's rules also limit advertising in print and on billboards to black and white text and impose new labeling language.

    RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit in the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) challenging the regulations. Similar suits were filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit Court of Appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. Oral argument on the appeal has been heard, but no decision has been handed down to date. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to stop the use of Joe Camel advertising, to require RJRT to undertake certain public education activities and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. On June 17, 1997, RJRT filed suit against the FTC in the Federal District Court for the Middle District of North Carolina, challenging the FTC's action as procedurally improper. The FTC has moved to dismiss the action.

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

    In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the State. The legislation contemplates public disclosure of all ingredients in descending order, a trade-secret disclosure that RJRT believes could damage the competitive position of its brands. RJRT, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. Both the manufacturers and the State are now seeking summary judgment from the district court. Oral argument is scheduled for April 1998.

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets and its annual reporting requirements begin in 1998. RJRT believes that regulations proposed by Texas, however, are inadequate to prevent inadvertent disclosure of its trade secrets. Together with other cigarette manufacturers, RJRT has provided comments on the regulations. Final regulations are expected from Texas by mid-year. RJRT is unable to predict whether final regulations will provide adequate security for its trade secrets.

    The California state legislature adopted two bills removing obstacles to product liability actions against tobacco product manufacturers. One bill removed barriers to public entities bringing such suits based on defectiveness of the product, fraud or misconduct. The second removed tobacco products from the list of inherently unsafe widely-used consumer products for which manufacturers received immunity from product liability actions. These legislative actions could result in an increase in the cases brought against RJRT.

    In 1997, Minnesota enacted legislation that would require manufacturers of tobacco products to report certain constituents of tobacco smoke for each brand sold. Minnesota has not implemented the statute. RJRT is unable to predict whether or when this statute will be enforced.

    A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. In 1997, the Canadian Parliament passed legislation permitting their Health Department to adopt new regulations that may substantially limit cigarette advertising and sponsorships. The regulations are expected to be promulgated by the end of 1998. Also in 1997, the EU Council of Health Ministers approved a directive banning all tobacco advertising (except at retail point-of-sale) and sponsorships. The EU Parliament may approve the directive this year, and member countries will have three years to enact conforming legislation.

    In 1990, RJRT and other U.S. cigarette manufacturers, through The Tobacco Institute, announced a tobacco industry initiative to assist retailers in enforcing minimum age laws on the sale of cigarettes, to support the enactment of state laws requiring the adult supervision of cigarette vending machines in places frequented by minors, to seek the uniform establishment of 18 as the minimum age for the purchase of cigarettes in all states, to distribute informational materials to assist parents in combatting peer pressure on their children to smoke, and to limit voluntarily certain cigarette advertising and promotional practices. In 1995, wholesalers, retailers and the tobacco industry including RJRT formed the Coalition for Responsible Tobacco Retailing and launched a new program ("We Card") focused on stopping underage access to cigarettes. In 1992, the Alcohol, Drug Abuse and Mental Health Act was signed into law. This act requires states to adopt a minimum age of 18 for purchases of tobacco products and to establish a system to monitor, report and reduce the illegal sale of tobacco products to minors in order to continue receiving federal funding for mental health and drug abuse programs. In January 1996, regulations implementing this legislation were announced by the Department of Health and Human Services.

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

    For a description of certain litigation affecting RJRT and its affiliates (including RJRN Holdings and RJRN) and indemnitees, see note 10 to the consolidated financial statements.

FOOD

    The food business is conducted by Nabisco through its Domestic Food Group and International Food Group. The Domestic Food Group is comprised of Nabisco Biscuit and the U.S. Foods Group. The U.S.

Foods Group includes the Sales & Integrated Logistics Group, Specialty Products, LifeSavers, Planters, Tablespreads and Food Service organizations. The International Food Group is comprised of Nabisco Ltd and Nabisco International, Inc.

    1997 VS. 1996. The Domestic Food Group reported net sales of $6.1 billion, a decrease of 3% from the 1996 level of $6.3 billion, with Nabisco Biscuit lower by 4% and the U.S. Foods Group lower by 1% compared with last year. Nabisco Biscuit's net sales decline was primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in other core cookie and cracker brands. The U.S. Foods Group's net sales decrease was primarily due to lower sales volume for tablespreads, condiments and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997, partially offset by higher volume for nuts and certain confectionery products. The International Food Group reported net sales of $2.6 billion in 1997, slightly higher compared to 1996. The increase reflects improved results in Asia and Mexico, partially offset by volume declines in Brazil, resulting from aggressive competitive activity in the biscuit and milk categories, and in Argentina, due to competitive pricing pressures.

    Nabisco's operating company contribution grew 7% to $1.3 billion in 1997. Nabisco Biscuit, the largest division of Nabisco, grew operating company contribution 15% to $691 million, primarily due to restructuring-driven margin improvements and ongoing productivity initiatives. The U.S. Foods Group's operating company contribution grew only 2% primarily due to reduced sales of higher margin products which more than offset the benefits of restructuring efficiencies. The International Food Group's operating company contribution declined 7% for 1997 primarily as a result of lower volume in Brazil and lower earnings in Argentina due to competitive pressures, partially offset by the improved results in Mexico and Asia and productivity-driven earnings improvements in Canada.

    Notwithstanding the improved earnings, Nabisco's results reflected a decline in market share in a number of core brands, less market acceptance of certain new products and in-store performance difficulties experienced in Nabisco Biscuit's direct delivery system. Nabisco's results also reflected economic and competitive problems in certain international markets and underperformance at certain units. Nabisco Holdings is undertaking a number of initiatives designed to improve performance, including improvements in marketing, changes in training, compensation and recruiting of personnel at Nabisco Biscuit's delivery system, continued emphasis on increased productivity, reevaluation of how new products are identified and developed, accelerated international marketing of core United States brands, and consideration of disposing of underperforming units that do not fit into Nabisco Holdings' long-term plans. Implementation of the changes will take time and Nabisco Holdings is unable to predict the effect of the initiatives on performance in 1998.

    1996 VS. 1995. Nabisco Holdings reported net sales of $8.9 billion in 1996, an increase of 7% from the 1995 level of $8.3 billion, with the Domestic Food Group up 5% and the International Food Group up 13%. Within the Domestic Food Group, Nabisco Biscuit's net sales increased 3% versus the prior year, primarily attributable to volume increases in the Oreo, Ritz, Air Crisps and Chips Ahoy! brands, partially offset by lower volume for SnackWell's and Fig Newtons. The U.S. Foods Group's net sales increased 8%, primarily due to higher volumes for Planters nuts and the net impact of the October 1995 Parkay acquisition, offset by the impact of the 1995 product line disposals. Planters nuts volume increase resulted from gains in the warehouse club and mass merchandising channels and a more stable competitive environment in the nut market. The International Food Group's net sales increase for 1996 was primarily driven by 1995 business acquisitions, principally Primo in Canada and Royal Beech-Nut in South Africa, and 1996 business acquisitions in Latin America.

    Nabisco Holdings' operating company contribution of $1.2 billion in 1996 was 9% higher than last year's level, with the Domestic Food Group up 10% and the International Food Group up 4%. The 1995 period includes a net gain of $11 million from the sale of the Ortega Mexican food ($18 million gain in the U.S. Foods Group) and New York Style Bagel Chip ($7 million loss in the International Food Group) businesses. The increase in operating company contribution for the Domestic Food Group was primarily a result of the profit impact from higher net sales and lower advertising expenses, partially offset by higher trade promotion expenses and higher fixed manufacturing and distribution expenses. The increase in the International Food Group's operating company contribution was primarily due to the profit impact from business acquisitions.

RESTRUCTURING EXPENSE

    Restructuring charges of $301 million and $154 million were incurred during 1997 and 1995, respectively, to streamline operations and improve the profitability of the tobacco operations. Restructuring charges of $428 million were incurred in 1996 to streamline operations and improve the profitability of the food operations. The programs included workforce reductions and product line and facility rationalizations and are discussed further in note 2 to the consolidated financial statements.

    Approximately $180 million of the 1997 restructuring charge, $240 million of the 1996 restructuring charge and substantially all of the 1995 restructuring charge is cash-related. The 1997 restructuring is expected to generate annual savings of approximately $155 million in the year 2000 and thereafter. The 1996 restructuring is expected to generate approximately $175 million in annual savings beginning in 1998.

OTHER INCOME (EXPENSE), NET

    Consolidated other income (expense), net for 1995 includes a pre-tax charge of approximately $103 million ($67 million after-tax) for fees and expenses incurred in connection with an exchange of debt between RJRN and Nabisco.

INCOME TAXES

    The effective income tax rate on an ongoing basis for 1997, 1996 and 1995 was 42.4%, 43.7% and 43.4%, respectively. The lower effective income tax rate for 1997 primarily reflects lower taxes on foreign earnings.

NET INCOME PER SHARE (DILUTED)

                                                      1997       1996       1995
                                                    ---------  ---------  ---------
Reported..........................................  $    1.03  $    1.74  $    1.53

Ongoing...........................................  $    2.72  $    2.62  $    2.21

    Net income per share was calculated pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. All prior year amounts have been restated. The diluted net income per share amounts are essentially the same as the fully diluted net income per share amounts as computed under Accounting Principles Board Opinion No. 15, Earnings per Share. Excluding the estimated impact of reducing excess trade inventories, ongoing diluted net income per share would have been approximately $2.95, a 13% increase over 1996.

                       LIQUIDITY AND FINANCIAL CONDITION

DECEMBER 31, 1997

    Net cash flows from operating activities for 1997 increased by $74 million to $1.57 billion. The increase in net cash flows from operating activities primarily reflects reduced working capital requirements resulting from the decision to reduce excess trade inventories in 1997 and special leaf inventory programs in 1996, partially offset by tobacco litigation settlement payments and higher restructuring and related payments in 1997.

    Net cash flows used in investing activities for 1997 were $686 million, a decrease of $91 million from the 1996 level of $777 million. The decrease reflects a reduction in acquisitions of businesses from the prior year, partially offset by an increase in capital expenditures and a repurchase of Nabisco Holdings' Class A common stock during 1997.

    Net cash flows used in financing activities increased to $751 million in 1997 from $689 million in 1996. The increase was primarily due to an increase in dividends paid and higher debt repayments during 1997, partially offset by the repurchase of RJRN Holdings' common stock in 1996.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in inflows of $869 million and $748 million for 1997 and 1996, respectively. The increase in free cash flow from 1996 to 1997 primarily reflects the increase in net cash flows from operating activities and lower preferred stock dividend payments as a result of the Series C preferred stock conversion, partially offset by a lower level of proceeds from the disposition of certain assets compared to the prior year.

    In May 1997, 26,675,000 shares of Series C preferred stock mandatorily converted into 53,350,000 shares of common stock.

    In July 1997, RJRN repaid commercial paper borrowings with proceeds from the issuance of $150 million 8 1/4% notes due 2004 and $200 million 8 1/2% notes due 2007. In August 1997, Nabisco issued $200 million of notes due 2009. In December 1997, Nabisco refinanced $432 million of 8.3% notes due 1999 and $541 million of 8% notes due 2000 with short-term borrowings. These short-term borrowings were refinanced in January 1998 with 6.0%-6 3/8% long-term notes due 2011-2035. Fixed rate debt comprised approximately 77% of total consolidated debt at December 31, 1997.

    For a discussion of the potential impact on the financial condition of RJRN Holdings and RJRN of the proposed resolution of national regulatory and litigation issues and various litigation settlements, see note 10 to the consolidated financial statements.

    RJRN maintains a three-year $2.75 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1997, and a 364-day $568 million credit facility primarily to support commercial paper issuances, of which the entire facility was available at December 31, 1997. In June 1997, the maturity of the revolving credit facility was extended to June 2000 and the 364-day credit facility was renewed to June 1998. The commitments under the revolving credit facility decline to approximately $2.2 billion in the final year. The revolving credit facility also provides for the issuance of up to $800 million of letters of credit, of which $362 million was issued at December 31, 1997. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $568 million. During 1997, RJRN Holdings and RJRN also amended certain terms of these credit agreements to accommodate the adoption of a policy of increased cash returns to shareholders, a restructuring charge and related adjustments to streamline the operations of the domestic and international tobacco businesses, and the settlement of certain litigation.

    Nabisco maintains a five-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1997, and a 364-day $1.381 billion credit facility primarily to support commercial paper issuances, all of which was completely utilized at December 31, 1997. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. In October 1997, the maturity under the revolving credit facility was extended to October 2002 and the 364-day credit facility was renewed to October 1998. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1997. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.381 billion. At December 31, 1997, $890 million was available under the revolving credit facility.

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

    Management of RJRN Holdings and its subsidiaries is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. Management is also exploring ways to increase efficiency and productivity, and to reduce the cost structures of its respective businesses. No assurance may be given that any such transactions will be announced or completed. See note 9 to the consolidated financial statements for management's policy regarding distributions of capital stock of its subsidiaries.

    Capital expenditures were $763 million, $741 million and $744 million for 1997, 1996 and 1995, respectively. The increased level of capital expenditures in 1997 was primarily due to increased capital investments for Reynolds International (notably in Russia). The current level of expenditures planned for 1998 is expected to be in the range of approximately $650 million to $700 million (approximately 52% Food and 48% Tobacco), which will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN Holdings' subsidiaries have operations in many countries which utilize many different functional currencies. Significant foreign currency net investments are located in Canada, Spain, Argentina, Puerto Rico, Germany, Brazil, Mexico, Malaysia, Venezuela and Hong Kong. RJRN Holdings' subsidiaries also have significant exposure to foreign exchange transactions in currencies other than their functional currencies. Exposures primarily include the U.S. dollar, German mark, French franc, British pound, Italian lira, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Finnish markka, Canadian dollar, Spanish peseta, Dutch guilder, Brazilian real, Malaysian ringgitt, Indonesian rupiah, Russian rouble, Romanian leu, and Turkish lira. Whenever possible, RJRN Holdings' policy is to net exposures and utilize natural offsets to minimize the effects of foreign currency transactions on cash flows; otherwise, consideration is given to foreign currency arrangements to protect RJRN Holdings and its subsidiaries from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. In addition, consideration is given to foreign currency arrangements to hedge foreign currency exposures on existing assets and liabilities, including certain international debt.

    At December 31, 1997, there was $1.982 billion of accumulated and undistributed income of foreign subsidiaries. No applicable U.S. federal deferred income taxes have been provided because management intends to reinvest these earnings abroad indefinitely to fund international acquisitions, new products and other opportunities in foreign markets.

YEAR 2000

    The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000. RJRN Holdings recognizes the issues associated with the year 2000 problem and the need to ensure that its operations will not be adversely impacted by year 2000 software failures. Comprehensive reviews of all systems and applications, including key suppliers and vendors, are being conducted, implementation plans to resolve any issues are being formulated and certain corrective actions have commenced.

    RJRN Holdings expects its year 2000 compliance programs, which began in 1996, to be completed in all material respects by the end of 1999. The total cost of achieving year 2000 compliance is estimated to be approximately $90 million. All modification costs are expensed as incurred. Through December 31, 1997, approximately $19 million had been expensed. The remainder will be incurred in 1998 and 1999.

LITIGATION

    For a description of certain litigation affecting RJRT and its affiliates (including RJRN Holdings and RJRN) and indemnitees, see note 10 to the consolidated financial statements.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. RJRN has also been named in an insurance coverage suit brought by another company named as a PRP at this site. In this lawsuit, DEL MONTE FRESH PRODUCE V. FIREMEN'S FUND INSURANCE, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJRN is obligated to indemnify Del Monte under the terms of the agreement by which RJRN sold that company in 1989.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of RJRN Holdings due to adverse changes in financial and commodity market prices and rates. RJRN Holdings is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its food operations and its normal investing and funding activities. RJRN Holdings has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to underlying exposures. See note 11 to the consolidated financial statements for further information regarding the use of financial derivatives. RJRN Holdings estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing a financial model called Value at Risk ("VaR"). VaR is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market-risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices.

FOREIGN EXCHANGE AND INTEREST RATE EXPOSURES

    Upon reviewing its derivatives and other foreign currency and interest rate instruments, based on historical foreign currency rate movements and the fair value of market-rate sensitive instruments at year-end, RJRN Holdings does not believe that near term changes in foreign currency or interest rates will have a material impact on its future earnings, fair values or cash flows.

COMMODITY PRICE EXPOSURE

    Based on either Nabisco Holdings' derivative commodity instruments or its net commodity exposure (derivatives plus physical contracts less anticipated future consumption), a near-term change in commodity prices, based on historical commodity price movements, would not have a material impact on future earnings, fair values or cash flows of RJRN Holdings.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, particularly with respect to capital expenditures, the year 2000 problem, market risk in the areas of foreign currency exchange rates, interest rates and commodity prices, restructuring savings and the impact of proposed national legislation and various litigation settlements, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. For additional information concerning factors affecting future events and policies and RJRN Holdings' performance, see Part I, Items 1 through 3 and Part II, Item 5 of this report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 41 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1998. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)               1.  The financial statements listed in the accompanying Index to Financial
                      Statements and Financial Statement Schedules are filed as part of this report.
                  2.  The financial statement schedules listed in the accompanying Index to Financial
                      Statements and Financial Statement Schedules are filed as part of this report.
                  3.  The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
(B)                   REPORTS ON FORM 8-K FILED SINCE THE THIRD QUARTER 1997
                      Form 8-K dated January 16, 1998, reporting on the settlement of a healthcare cost recovery suit in the State of Texas and filing as exhibits the related settlement agreement and press release.
(C)                   EXHIBITS
                      See Exhibit Index.
(D)                   FINANCIAL STATEMENT SCHEDULES.
                      See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 27, 1998.

                                                  RJR NABISCO HOLDINGS CORP.

                                                  BY:                    /S/ STEVEN F. GOLDSTONE
                                                             -----------------------------------------------
                                                                          (Steven F. Goldstone)
                                                                               Chairman and
                                                                         Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

                    SIGNATURE                                             TITLE
--------------------------------------------------  --------------------------------------------------

                /s/ STEVEN F. GOLDSTONE             Chairman and Chief Executive Officer (principal
     ---------------------------------------          executive officer)
              (Steven F. Goldstone)

               /s/ DAVID B. RICKARD                 Senior Vice President and Chief Financial Officer
     ---------------------------------------          (principal financial officer)
                (David B. Rickard)

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

                        *                           Director
     ---------------------------------------
               (John L. Clendenin)

                        *                           Director
     ---------------------------------------
              (L. Dennis Kozlowski)

                        *                           Director
     ---------------------------------------
                 (Ray J. Groves)

                        *                           Director
     ---------------------------------------
               (H. Eugene Lockhart)

                        *                           Director
     ---------------------------------------
               (Theodore E. Martin)

                        *                           Director
     ---------------------------------------
              (John G. Medlin, Jr.)

                        *                           Director
     ---------------------------------------
               (Rozanne L. Ridgway)

                                                 *By:                    /s/ WILLIAM L. ROSOFF
                                                            ----------------------------------------------
                                                                           William L. Rosoff
                                                                           Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 27, 1998.

                                                  RJR NABISCO, INC.

                                                  BY:                    /S/ STEVEN F. GOLDSTONE
                                                             -----------------------------------------------
                                                                          (Steven F. Goldstone)
                                                                            Chairman and Chief
                                                                            Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1998.

                    SIGNATURE                                             TITLE
--------------------------------------------------  --------------------------------------------------

                /s/ STEVEN F. GOLDSTONE             Chairman and Chief Executive Officer (principal
     ---------------------------------------          executive officer)
              (Steven F. Goldstone)

               /s/ DAVID B. RICKARD                 Senior Vice President and Chief Financial Officer
     ---------------------------------------          (principal financial officer)
                (David B. Rickard)

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

                        *                           Director
     ---------------------------------------
               (John L. Clendenin)

                        *                           Director
     ---------------------------------------
                 (Ray J. Groves)

                        *                           Director
     ---------------------------------------
              (L. Dennis Kozlowski)

                        *                           Director
     ---------------------------------------
               (H. Eugene Lockhart)

                        *                           Director
     ---------------------------------------
               (Theodore E. Martin)

                        *                           Director
     ---------------------------------------
              (John G. Medlin, Jr.)

                        *                           Director
     ---------------------------------------
               (Rozanne L. Ridgway)

                                                 *By:                    /s/ WILLIAM L. ROSOFF
                                                            ----------------------------------------------
                                                                           William L. Rosoff
                                                                           Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                              PAGE
                                                                                                            ---------
FINANCIAL STATEMENTS
  Report of Deloitte & Touche LLP, Independent Auditors...................................................        F-1
  Report of Management's Responsibility for Financial Statements..........................................        F-1
  Consolidated Statements of Income--Years Ended December 31, 1997, 1996 and 1995.........................        F-2
  Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
    1996 and 1995.........................................................................................        F-3
  Consolidated Balance Sheets--December 31, 1997 and 1996.................................................        F-4
  Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1997, 1996 and 1995...........        F-6
  Notes to Consolidated Financial Statements..............................................................        F-7

FINANCIAL STATEMENT SCHEDULES

    For the years ended December 31, 1997, 1996 and 1995:

  Schedule I   --Condensed Financial Information of Registrants...................          S-1

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.
RJR Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules of RJRN Holdings and RJRN as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 as listed in the accompanying index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJRN Holdings and RJRN at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE LLP
New York, New York
January 26, 1998,
(March 3, 1998 as to note 10)

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

/S/ STEVEN F. GOLDSTONE
----------------------------

Chairman and
Chief Executive Officer

/S/ DAVID B. RICKARD
----------------------------

Senior Vice President
and Chief Financial Officer

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

YEARS ENDED DECEMBER 31                                     1997                        1996                        1995
-----------------------------------------------  --------------------------  --------------------------  --------------------------
                                                     RJRN                        RJRN                        RJRN
                                                   HOLDINGS        RJRN        HOLDINGS        RJRN        HOLDINGS        RJRN
                                                 ------------  ------------  ------------  ------------  ------------  ------------
NET SALES*.....................................   $   17,057    $   17,057    $   17,063    $   17,063    $   16,008    $   16,008
                                                 ------------  ------------  ------------  ------------  ------------  ------------
Costs and expenses:
  Cost of products sold*.......................        7,847         7,847         7,973         7,973         7,468         7,468
  Selling, advertising, administrative and
    general expenses...........................        5,881         5,888         5,774         5,779         5,412         5,412
  Tobacco settlement expense (note 10).........          359           359            --            --            --            --
  Amortization of trademarks and goodwill......          634           634           636           636           636           636
  Restructuring expense........................          301           301           428           428           154           154
                                                 ------------  ------------  ------------  ------------  ------------  ------------
      OPERATING INCOME.........................        2,035         2,028         2,252         2,247         2,338         2,338
Interest and debt expense......................         (912)         (817)         (927)         (832)         (899)         (872)
Other income (expense), net....................         (107)         (107)         (126)         (127)         (173)         (175)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
      INCOME BEFORE INCOME TAXES...............        1,016         1,104         1,199         1,288         1,266         1,291
Provision for income taxes.....................          530           566           585           619           580           594
                                                 ------------  ------------  ------------  ------------  ------------  ------------
      INCOME BEFORE MINORITY INTEREST IN INCOME
        OF NABISCO HOLDINGS....................          486           538           614           669           686           697
Less minority interest in income of Nabisco
  Holdings.....................................           84            84             3             3            59            59
                                                 ------------  ------------  ------------  ------------  ------------  ------------
      INCOME BEFORE EXTRAORDINARY
        ITEM...................................          402           454           611           666           627           638
Extraordinary item--loss on early extin-
  guishments of debt, net of income taxes and
  minority interest............................          (21)          (21)           --            --           (16)          (16)
                                                 ------------  ------------  ------------  ------------  ------------  ------------
      NET INCOME...............................   $      381    $      433    $      611    $      666    $      611    $      622
                                                 ------------  ------------  ------------  ------------  ------------  ------------
                                                 ------------  ------------  ------------  ------------  ------------  ------------
BASIC NET INCOME PER SHARE:
  Income before extraordinary item.............   $     1.11                  $     1.75                  $     1.59
  Net income...................................   $     1.05                  $     1.75                  $     1.54
DILUTED NET INCOME PER SHARE:
  Income before extraordinary item.............   $     1.09                  $     1.74                  $     1.58
  Net income...................................   $     1.03                  $     1.74                  $     1.53
DIVIDENDS PER SHARE:
  Common stock.................................   $     2.05                  $     1.85                  $     1.50
  Series C preferred stock.....................   $     2.25                  $     6.01                  $     6.01

------------------------

* Excludes excise taxes as follows: 1997--$3.599 billion, 1996--$3.852 billion and 1995--$3.832 billion.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                  1997                    1996              1995
--------------------------------------------------------------  ----------------------  ----------------------  -----------
                                                                   RJRN                    RJRN                    RJRN
                                                                 HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..................................................   $     381   $     433   $     611   $     666   $     611
                                                                -----------  ---------  -----------  ---------  -----------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization.............................       1,138       1,138       1,174       1,174       1,171
    Deferred income tax benefit...............................        (183)       (184)       (120)       (114)       (172)
    Extraordinary item........................................          43          43          --          --          29
    Tobacco settlement expense, net of cash payments..........         226         226          --          --          --
    Restructuring and restructuring-related expenses, net of
      cash payments...........................................         168         168         257         257         (53)
    Other changes that provided (used) cash:
        Accounts and notes receivable.........................         208         216         (77)        (66)       (351)
        Inventories...........................................         (40)        (40)       (135)       (135)        159
        Accounts payable and accrued liabilities, including
          income taxes........................................        (270)       (278)       (310)       (283)        145
        Other, net............................................        (102)       (100)         95          87         126
                                                                -----------  ---------  -----------  ---------  -----------
        Total adjustments.....................................       1,188       1,189         884         920       1,054
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows from operating activities..................       1,569       1,622       1,495       1,586       1,665
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures........................................        (763)       (763)       (741)       (741)       (744)
  Acquisitions of businesses..................................         (46)        (46)       (189)       (189)       (429)
  Divestitures of businesses and certain assets...............         145         145         153         153         237
  Net proceeds from issuance (repurchases) of Nabisco Hold-
    ings' common stock........................................         (22)        (22)         --          --       1,201
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows from (used in) investing activities........        (686)       (686)       (777)       (777)        265
                                                                -----------  ---------  -----------  ---------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt....................         787         787          34          34       2,324
  Repayments of long-term debt................................      (1,181)     (1,181)       (216)       (216)     (1,285)
  Increase (decrease) in short-term borrowings................         358         358         249         249      (2,500)
  Repurchase of common stock..................................          --          --        (100)         --          --
  Dividends paid on common and preferred stock................        (755)        (34)       (716)        (30)       (598)
  Financing and advisory fees paid............................          --          --          --          --        (114)
  Other, net, including intercompany transfers and payments...          40        (733)         60        (816)         50
                                                                -----------  ---------  -----------  ---------  -----------
    Net cash flows used in financing activities...............        (751)       (803)       (689)       (779)     (2,123)
                                                                -----------  ---------  -----------  ---------  -----------

Effect of exchange rate changes on cash and cash equivalents..         (36)        (36)        (11)        (11)          4
                                                                -----------  ---------  -----------  ---------  -----------
    Net change in cash and cash equivalents...................          96          97          18          19        (189)
Cash and cash equivalents at beginning of period..............         252         251         234         232         423
                                                                -----------  ---------  -----------  ---------  -----------
Cash and cash equivalents at end of period....................   $     348   $     348   $     252   $     251   $     234
                                                                -----------  ---------  -----------  ---------  -----------
                                                                -----------  ---------  -----------  ---------  -----------

Income taxes paid, net of refunds.............................   $     652   $     690   $     693   $     727   $     583
Interest paid.................................................   $     895   $     800   $     913   $     794   $     788

YEARS ENDED DECEMBER 31
--------------------------------------------------------------

                                                                  RJRN
                                                                ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..................................................  $     622
                                                                ---------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Depreciation and amortization.............................      1,171
    Deferred income tax benefit...............................       (173)
    Extraordinary item........................................         29
    Tobacco settlement expense, net of cash payments..........         --
    Restructuring and restructuring-related expenses, net of
      cash payments...........................................        (53)
    Other changes that provided (used) cash:
        Accounts and notes receivable.........................       (344)
        Inventories...........................................        159
        Accounts payable and accrued liabilities, including
          income taxes........................................        125
        Other, net............................................        163
                                                                ---------
        Total adjustments.....................................      1,077
                                                                ---------
    Net cash flows from operating activities..................      1,699
                                                                ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures........................................       (744)
  Acquisitions of businesses..................................       (429)
  Divestitures of businesses and certain assets...............        237
  Net proceeds from issuance (repurchases) of Nabisco Hold-
    ings' common stock........................................      1,201
                                                                ---------
    Net cash flows from (used in) investing activities........        265
                                                                ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt....................      2,324
  Repayments of long-term debt................................     (1,285)
  Increase (decrease) in short-term borrowings................     (2,500)
  Repurchase of common stock..................................         --
  Dividends paid on common and preferred stock................        (15)
  Financing and advisory fees paid............................       (114)
  Other, net, including intercompany transfers and payments...       (555)
                                                                ---------
    Net cash flows used in financing activities...............     (2,145)
                                                                ---------
Effect of exchange rate changes on cash and cash equivalents..          4
                                                                ---------
    Net change in cash and cash equivalents...................       (177)
Cash and cash equivalents at beginning of period..............        409
                                                                ---------
Cash and cash equivalents at end of period....................  $     232
                                                                ---------
                                                                ---------
Income taxes paid, net of refunds.............................  $     583
Interest paid.................................................  $     784

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                      1997                    1996
----------------------------------------------------------------------  ----------------------  ----------------------
                                                                           RJRN                    RJRN
                                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                        -----------  ---------  -----------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     348   $     348   $     252   $     251
  Accounts and notes receivable, net..................................       1,122       1,118       1,418       1,413
  Inventories:
    Finished products.................................................         816         816         830         830
    Leaf tobacco......................................................       1,184       1,184       1,161       1,161
    Raw materials.....................................................         226         226         234         234
    Other.............................................................         391         391         411         411
                                                                        -----------  ---------  -----------  ---------
    Total inventories.................................................       2,617       2,617       2,636       2,636
                                                                        -----------  ---------  -----------  ---------
  Prepaid expenses and excise taxes...................................         538         538         445         445
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       4,625       4,621       4,751       4,745
                                                                        -----------  ---------  -----------  ---------
Property, plant and equipment--at cost:
    Land and land improvements........................................         324         324         323         323
    Buildings and leasehold improvements..............................       2,002       2,002       1,974       1,974
    Machinery and equipment...........................................       6,299       6,299       5,936       5,936
    Construction-in-process...........................................         554         554         604         604
                                                                        -----------  ---------  -----------  ---------
    Total property, plant and equipment...............................       9,179       9,179       8,837       8,837
Less accumulated depreciation.........................................       3,240       3,240       3,002       3,002
                                                                        -----------  ---------  -----------  ---------
    Property, plant and equipment, net................................       5,939       5,939       5,835       5,835
                                                                        -----------  ---------  -----------  ---------
Trademarks, net of accumulated amortization (1997-$2,226,
  1996--$1,996).......................................................       7,759       7,759       8,030       8,030
Goodwill, net of accumulated amortization (1997-$3,277,
  1996--$2,901).......................................................      11,885      11,885      12,268      12,268
Other assets and deferred charges.....................................         470         453         405         382
                                                                        -----------  ---------  -----------  ---------
                                                                         $  30,678   $  30,657   $  31,289   $  31,260
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                      1997                    1996
----------------------------------------------------------------------  ----------------------  ----------------------
                                                                           RJRN                    RJRN
                                                                         HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                        -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................   $     361   $     361   $     609   $     609
  Accounts payable....................................................         733         733         691         690
  Accrued liabilities.................................................       2,750       2,572       2,684       2,527
  Current maturities of long-term debt................................          33          33          63          63
  Income taxes accrued................................................         268         243         259         235
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       4,145       3,942       4,306       4,124
                                                                        -----------  ---------  -----------  ---------

Long-term debt (less current maturities)..............................       9,456       9,456       9,256       9,256
Other noncurrent liabilities..........................................       2,969       2,720       3,020       2,669
Deferred income taxes.................................................       3,524       3,460       3,605       3,542
Commitments and contingencies (note 10)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
  debentures*.........................................................         953          --         954          --

Stockholders' equity:
  Series C convertible preferred stock (26,675,000 shares issued and
    outstanding in 1996)..............................................          --          --           3          --
  Other preferred stock...............................................         520          --         534          --
  Common stock (1997-327,158,090 shares issued, 1996-- 273,574,308
    shares issued)....................................................           3          --           3          --
  Paid-in capital.....................................................       9,668      11,470      10,038      11,890
  Retained earnings...................................................          --          --          --          --
  Cumulative translation adjustments..................................        (391)       (391)       (221)       (221)
  Treasury stock, at cost.............................................        (100)         --        (100)         --
  Other stockholders' equity..........................................         (69)         --        (109)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       9,631      11,079      10,148      11,669
                                                                        -----------  ---------  -----------  ---------
                                                                         $  30,678   $  30,657   $  31,289   $  31,260
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

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

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                             CUMULATIVE
                                                       CAPITAL     PAID-IN    RETAINED       TRANSLATION      TREASURY
                                                       STOCK*      CAPITAL    EARNINGS       ADJUSTMENTS        STOCK
                                                     -----------  ---------  -----------  -----------------  -----------
Balance at January 1, 1995.........................   $   1,501   $  10,157   $    (364)      $    (164)      $      --
  Net income.......................................                                 611
  Foreign currency translation, net of tax.........                                                 (12)
  Retirement of 324,453 shares of ESOP preferred
    stock..........................................          (5)
  Exchange of preferred securities of a subsidiary
    for 37,956 shares of Series B preferred
    stock..........................................        (949)         (5)
  Issuance of 543,787 shares of common stock.......                      13
  Repurchase and cancellation of 67,222 shares of
    common stock...................................                      (2)
  Gain on sale of Nabisco Holdings' common stock...                     401
  Dividends........................................                    (432)       (247)
  ESOP note payments received......................
  Other............................................                     (22)
                                                     -----------  ---------       -----           -----           -----
Balance at December 31, 1995.......................         547      10,110      --                (176)             --
  Net income.......................................                                 611
  Foreign currency translation, net of tax.........                                                 (45)
  Retirement of 431,757 shares of ESOP preferred
    stock..........................................          (7)
  Issuance of 775,366 shares of common stock.......                      18
  Repurchase of 3,377,300 shares of common stock...                                                                (100)
  Cancellation of 9,000 shares of common stock.....
  Dividends........................................                     (97)       (611)
  ESOP note payments received......................
  Other............................................                       7
                                                     -----------  ---------       -----           -----           -----
Balance at December 31, 1996.......................         540      10,038      --                (221)           (100)
  Net income.......................................                                 381
  Foreign currency translation, net of tax.........                                                (170)
  Retirement of 843,970 shares of ESOP preferred
    stock..........................................         (14)
  Conversion of 26,675,000 shares
    of Series C preferred stock
    into 53,350,000 shares
    of common stock................................          (3)          3
  Issuance of 405,532 shares of common stock.......                      10
  Cancellation of 171,750 shares of common stock...                      (5)
  Dividends........................................                    (361)       (381)
  ESOP note payments received......................
  Other............................................                     (17)
                                                     -----------  ---------       -----           -----           -----
Balance at December 31, 1997.......................   $     523   $   9,668   $  --           $    (391)      $    (100)
                                                     -----------  ---------       -----           -----           -----
                                                     -----------  ---------       -----           -----           -----


                                                        OTHER       TOTAL
                                                     -----------  ---------
Balance at January 1, 1995.........................   $    (222)  $  10,908
  Net income.......................................                     611
  Foreign currency translation, net of tax.........                     (12)
  Retirement of 324,453 shares of ESOP preferred
    stock..........................................                      (5)
  Exchange of preferred securities of a subsidiary
    for 37,956 shares of Series B preferred
    stock..........................................                    (954)
  Issuance of 543,787 shares of common stock.......                      13
  Repurchase and cancellation of 67,222 shares of
    common stock...................................                      (2)
  Gain on sale of Nabisco Holdings' common stock...                     401
  Dividends........................................                    (679)
  ESOP note payments received......................          27          27
  Other............................................          43          21
                                                          -----   ---------
Balance at December 31, 1995.......................        (152)     10,329
  Net income.......................................                     611
  Foreign currency translation, net of tax.........                     (45)
  Retirement of 431,757 shares of ESOP preferred
    stock..........................................                      (7)
  Issuance of 775,366 shares of common stock.......                      18
  Repurchase of 3,377,300 shares of common stock...                    (100)
  Cancellation of 9,000 shares of common stock.....                      --
  Dividends........................................                    (708)
  ESOP note payments received......................          34          34
  Other............................................           9          16
                                                          -----   ---------
Balance at December 31, 1996.......................        (109)     10,148
  Net income.......................................                     381
  Foreign currency translation, net of tax.........                    (170)
  Retirement of 843,970 shares of ESOP preferred
    stock..........................................                     (14)
  Conversion of 26,675,000 shares
    of Series C preferred stock
    into 53,350,000 shares
    of common stock................................                      --
  Issuance of 405,532 shares of common stock.......                      10
  Cancellation of 171,750 shares of common stock...                      (5)
  Dividends........................................                    (742)
  ESOP note payments received......................          36          36
  Other............................................           4         (13)
                                                          -----   ---------
Balance at December 31, 1997.......................   $     (69)  $   9,631
                                                          -----   ---------
                                                          -----   ---------

------------------------

* Includes $3 million of common stock for each reporting period presented. The number of shares of common stock, par value $.01, authorized at December 31, 1997 was 440,000,000. Common shares outstanding: 1997-323,780,790 and 1996 -
  270,197,008.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of RJR Nabisco Holdings Corp. ("RJRN Holdings"), its wholly-owned subsidiary RJR Nabisco, Inc. ("RJRN") and their majority-owned subsidiaries, including 80.7% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

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

    Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

    Unless otherwise noted, all dollar amounts presented are in millions except per share amounts.

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

    DEPRECIATION AND AMORTIZATION AND VALUATION OF INTANGIBLES

    Property, plant and equipment are depreciated by the straight-line method over the estimated useful lives of the assets.

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

    OTHER INCOME (EXPENSE), NET

    Interest income, certain gains and losses on foreign currency transactions, financing-related fees and other items of a financial nature are included in "Other income (expense), net".

    INCOME TAXES

    Income taxes are calculated for RJRN on a separate return basis.

    ADVERTISING AND RESEARCH AND DEVELOPMENT

    Advertising and research and development costs are expensed as incurred.

    INTEREST RATE ARRANGEMENTS

    For interest rate swaps, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. For purchased interest rate caps, the premium paid is amortized to interest expense over the term of the cap and any amounts receivable are accrued as a reduction of interest expense. If an arrangement is terminated prior to maturity, the gain or loss is recognized over the remaining original life of the arrangement if the item hedged remains outstanding, or immediately, if the item hedged does not remain outstanding. If the arrangement is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate arrangement is marked to market and any unrealized gain or loss is recognized immediately.

    FOREIGN CURRENCY ARRANGEMENTS

    Forward foreign exchange contracts are carried at fair value on the consolidated balance sheets. The corresponding gains or losses on those contracts entered into to hedge firm commitments are deferred on the consolidated balance sheets as well and included in the basis of the underlying hedged transaction when settled. To the extent that the underlying hedged foreign currency transaction does not occur, the gains and losses deferred would be recognized in earnings immediately. Gains or losses on those contracts entered into to hedge foreign currency exposure of existing assets and liabilities are generally recognized in income currently, along with the related translation gains or losses recognized from the remeasurement of the assets or liabilities hedged.

    Translation gains or losses resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments result in charges or credits to the cumulative translation adjustments account in stockholders' equity.

    COMMODITY CONTRACTS

    Changes in the market value of commodity contracts are recorded as an addition to, or reduction from, the raw material inventory cost. Market value changes are recorded in cost of products sold when the related finished products are sold. Due to wide fluctuations in the market prices for various agricultural commodities, futures contracts are frequently entered into to hedge the price risk associated with anticipated purchases.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which establishes standards for the way that public business enterprises report information about operating segments. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. RJRN Holdings is currently reviewing its operating segment disclosures and will adopt SFAS No. 131 in the fourth quarter of 1998.

NOTE 2--RESTRUCTURING

    RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) in the fourth quarter of 1997 to reorganize its worldwide tobacco operations. The 1997 restructuring program was undertaken to enhance its competitive position and improve its long-term earnings growth prospects.

    The components of the $301 million charge are as follows:

                                                                                    INTERNATIONAL     DOMESTIC       TOTAL
                                                                                   ---------------  -------------  ---------

Employee severance and related benefits..........................................     $     142       $      30    $     172
Rationalization of manufacturing operations......................................            42              30           72
Disposal of non-strategic investments............................................            33          --               33
Contract termination and other costs.............................................             4              20           24
                                                                                          -----             ---    ---------
                                                                                      $     221       $      80    $     301
                                                                                          -----             ---    ---------
                                                                                          -----             ---    ---------

    For international tobacco, the employee severance and related benefits pertains to workforce reductions of 2,600 employees at various manufacturing facilities, headquarters and regional support centers; the rationalization of manufacturing operations is primarily in Germany, Switzerland, Finland and Asia; and the disposal of non-strategic investments is primarily in Central Europe and Russia.

    For domestic tobacco, the employee severance and related benefits pertains to workforce reductions of 192 full-time positions and 217 seasonal positions at a manufacturing facility and staff related areas; the rationalization of manufacturing operations relates to the closing of a leaf processing facility; and the contract termination relates to a supply agreement.

    Of the $301 million charge, cash outlays will aggregate approximately $180 million. The program is expected to be completed in late 1999 and yield approximately $155 million in annual savings beginning in the year 2000.

    In addition to the above restructuring charge, approximately $89 million was recognized in operating expenses for international tobacco for implementation and integration expenses, principally training and relocation of employees and equipment.

    Nabisco Holdings recorded a pre-tax restructuring expense of $428 million ($241 million after-tax, net of minority interest) in the second quarter of 1996, $240 million of which was a cash expense. The 1996 restructuring program, which was undertaken to streamline operations and improve profitability, was substantially completed during 1997. In addition to the restructuring expense, approximately $97 million was recognized during 1996 for implementation and integration expenses, principally for training and relocation of employees and equipment. The major components of the $428 million restructuring expense were domestic sales force reorganizations and other domestic and international workforce reductions totaling 6,000 employees, product line rationalizations, non-strategic product line writedowns, contract terminations, plant closures and facility reorganizations. The restructuring expense consisted of approximately $353 million for the domestic food business and approximately $75 million for the international food business, primarily for Brazil, Canada and Iberia.

    RJRN Holdings recorded a pre-tax restructuring expense of $154 million ($104 million after-tax) in the fourth quarter of 1995 to reorganize its worldwide tobacco operations. The 1995 restructuring program, which was primarily undertaken in order to streamline operations and improve profitability, was substantially completed during 1996. A significant portion of the 1995 restructuring program was a cash expense. In addition to the $154 million restructuring expense, approximately $49 million was recorded in the fourth quarter of 1995 for the consolidation and relocation of the international tobacco operations' headquarters facilities and certain of its sales offices. The major components of the $154 million restructuring expense were workforce reductions totaling 1,260 employees, the rationalization and closing of facilities relating to the international tobacco operations and equipment and lease abandonments at the domestic tobacco operations.

NOTE 3--EARNINGS PER SHARE

    Earnings per share has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. The components of the calculation for income before extraordinary items are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
                                          ----------------------  ----------------------  ----------------------
                                            BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income applicable to common stock before
 extraordinary item:
  Income before extraordinary item......  $      402  $      402  $      611  $      611  $      627  $      627
  Preferred stock dividends.............         (44)        (44)        (43)        (43)       (110)       (110)
  Adjustment for the dilutive effect of
    Nabisco Holdings' stock options.....          --          (3)         --          --          --          --
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          $      358  $      355  $      568  $      568  $      517  $      517
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares outstanding.............     323,787     323,787     324,917     324,917     325,476     325,476
  Assumed exercise of RJRN Holdings'
    stock options.......................      --           1,531      --           1,030      --             759
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                             323,787     325,318     324,917     325,947     325,476     326,235
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

Shares of ESOP convertible preferred stock of 13,714,950, 14,558,920 and 14,990,677 were not included in computing diluted earnings per share for 1997, 1996 and 1995, respectively, because the effect would have been antidilutive.

NOTE 4--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign tobacco and food subsidiaries.

NOTE 5--INVENTORIES

    At December 31, 1997 and 1996, approximately $592 million and $694 million, respectively, of domestic tobacco inventories was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1997 and 1996 was greater than the amount at which these inventories were carried on the consolidated balance sheets by $151 million and $166 million, respectively.

    For the years ended December 31, 1997, 1996 and 1995, net income was increased by approximately $14 million, $35 million and $29 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce domestic leaf durations consistent with forecasts of future operating requirements.

NOTE 6--SHORT-TERM BORROWINGS AND BORROWING ARRANGEMENTS

                                                                 1997                        1996
                                                      --------------------------  --------------------------
                                                                      AVERAGE                     AVERAGE
                                                        AMOUNT       YEAR-END       AMOUNT       YEAR-END
                                                      OUTSTANDING  INTEREST RATE  OUTSTANDING  INTEREST RATE
                                                      -----------  -------------  -----------  -------------
Nabisco Holdings:
  Domestic commercial paper (see note 9)............   $   1,991           6.2%    $   1,175           5.8%
  International commercial paper....................          26           4.1%           45           3.2%
  Notes payable to banks............................         154           8.2%          206          14.8%
  Other (see note 9)................................          50           5.8%           --            --
                                                      -----------                 -----------
                                                           2,221                       1,426
  Amount reclassified as long-term debt (see note
    9)..............................................      (2,041)                     (1,175)
                                                      -----------                 -----------
    Total Nabisco Holdings..........................         180                         251
                                                      -----------                 -----------

RJRN:
  Domestic commercial paper (see note 9)............          --            --           297           6.2%
  Notes payable to banks............................         181           6.4%          358           6.4%
                                                      -----------                 -----------
                                                             181                         655
  Amount reclassified as long-term debt (see note
    9)..............................................          --                        (297)
                                                      -----------                 -----------
    Total RJRN......................................         181                         358
                                                      -----------                 -----------
    Total short-term
      borrowings....................................   $     361                   $     609
                                                      -----------                 -----------
                                                      -----------                 -----------

    RJRN maintains a three-year $2.75 billion revolving credit facility and a 364-day $568 million credit facility primarily to support commercial paper issuances. The commitments under the revolving credit facility decline to approximately $2.2 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings under the 364-day credit facility bear interest at rates which vary with LIBOR.

    Nabisco maintains a five-year $1.5 billion revolving credit facility and a 364-day $1.381 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings outstanding under the 364-day credit facility bear interest at rates which vary with LIBOR.

    Based on RJRN's and Nabisco's intention and ability to continue to refinance for more than one year the amount of their respective domestic commercial paper and revolving credit agreement borrowings and certain other borrowings through their separate long-term revolving credit facilities, such borrowings were reclassified as long-term debt.

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

NOTE 7--ACCRUED LIABILITIES

                                                                       1997           1996
                                                                   -------------  -------------
    Payroll and employee benefits................................    $     595      $     552
    Marketing and advertising....................................          424            461
    Excise taxes.................................................          205            255
    Restructuring................................................          368            210
    Dividends....................................................          186            164
    Tobacco settlement...........................................          177             --
    Accrued interest.............................................          163            202
    Other........................................................          632            840
                                                                        ------         ------
                                                                     $   2,750      $   2,684
                                                                        ------         ------
                                                                        ------         ------

NOTE 8--INCOME TAXES

    The provision for income taxes consisted of the following:

YEARS ENDED DECEMBER 31                                                      1997             1996             1995
----------------------------------------------------------------------  ---------------  ---------------  ---------------
Current:
  Federal.............................................................     $     482        $     471        $     525
  Foreign and other...................................................           231              234              227
                                                                               -----            -----            -----
                                                                                 713              705              752
                                                                               -----            -----            -----
Deferred:
  Federal.............................................................          (139)            (147)            (190)
  Foreign and other...................................................           (44)              27               18
                                                                               -----            -----            -----
                                                                                (183)            (120)            (172)
                                                                               -----            -----            -----
Provision for income taxes............................................     $     530        $     585        $     580
                                                                               -----            -----            -----
                                                                               -----            -----            -----

    The components of the deferred income tax liability disclosed on the consolidated balance sheets included the following:

                                                                                         1997       1996
                                                                                       ---------  ---------
Deferred tax assets:
  Pension and other postretirement liabilities.......................................  $    (418) $    (403)
  Restructuring and other accrued liabilities........................................       (247)      (242)
                                                                                       ---------  ---------
        Total deferred tax assets before valuation allowance.........................       (665)      (645)
  Valuation allowance................................................................         79         86
                                                                                       ---------  ---------
        Net deferred tax assets......................................................       (586)      (559)
                                                                                       ---------  ---------

Deferred tax liabilities:
  Property and equipment.............................................................        921        963
  Trademarks.........................................................................      2,624      2,755
  Other..............................................................................        565        446
                                                                                       ---------  ---------
        Total deferred tax liabilities...............................................      4,110      4,164
                                                                                       ---------  ---------
        Net deferred income taxes....................................................  $   3,524  $   3,605
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Pre-tax income for domestic and foreign operations consisted of the following:

                                                                            1997           1996           1995
                                                                        -------------  -------------  -------------
Domestic (includes U.S. exports)......................................    $     651      $     554      $     782
Foreign...............................................................          365            645            484
                                                                             ------         ------         ------
Pre-tax income........................................................    $   1,016      $   1,199      $   1,266
                                                                             ------         ------         ------
                                                                             ------         ------         ------

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                                     1997             1996             1995
                                                                ---------------  ---------------  ---------------
Income taxes computed at statutory U.S. federal income tax
  rates.......................................................     $     356        $     420        $     443
State and local income taxes, net of federal tax benefits.....            44               55               52
Goodwill amortization.........................................           126              132              125
Taxes on foreign operations at rates different than statutory
  U.S. federal rate...........................................            14               (9)              (4)
Exempt foreign sales corporation earnings.....................            (5)              (7)             (15)
Other items, net..............................................            (5)              (6)             (21)
                                                                       -----            -----            -----
Provision for income taxes....................................     $     530        $     585        $     580
                                                                       -----            -----            -----
                                                                       -----            -----            -----
Effective tax rate............................................          52.2%            48.8%            45.8%
                                                                       -----            -----            -----
                                                                       -----            -----            -----

    At December 31, 1997, there was $1.982 billion of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

NOTE 9--LONG-TERM DEBT

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Nabisco Holdings:
  Short-term borrowings, reclassified..........................................................  $   2,041  $   1,175
  6.7-8.3% notes, due 1998 through 2015........................................................      1,946      2,938
  Other indebtedness...........................................................................        368        124
  Current maturities of long-term debt.........................................................        (21)       (24)
                                                                                                 ---------  ---------
      Total Nabisco Holdings long-term debt....................................................      4,334      4,213
                                                                                                 ---------  ---------
RJRN:
  Short-term borrowings, reclassified..........................................................         --        297
  6.80-9.25% notes, due 1999 through 2013......................................................      4,443      4,122
  5.375-10% foreign currency debt, due 2000 to 2001............................................        469        501
  Other indebtedness...........................................................................        222        162
  Current maturities of long-term debt.........................................................        (12)       (39)
                                                                                                 ---------  ---------
      Total RJRN long-term debt................................................................      5,122      5,043
                                                                                                 ---------  ---------
      Total long-term debt.....................................................................  $   9,456  $   9,256
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

The payment of long-term debt through December 31, 2002 is as follows:
    1999--$237; 2000--$765; 2001-- $2,024 and 2002--$1,972.

    In July 1997, RJRN issued $150 million 8 1/4% notes due 2004 and $200 million 8 1/2% notes due 2007. Interest on the notes is payable semi-annually on January 1 and July 1 of each year, beginning January 1, 1998. The net proceeds from the issuance of the notes were used to repay commercial paper borrowings.

    In August 1997, Nabisco issued $200 million notes due 2009. These notes contain both a put and a call option exercisable at the end of two years. The interest rate for the first two years varies with LIBOR (5.85% at December 31, 1997). Thereafter, the notes, if extended, will bear interest at 6.2% plus Nabisco's future credit spread on ten-year treasury notes.

    In December 1997, Nabisco redeemed $432 million of its $538 million outstanding 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of approximately $43 million ($21 million after-tax, net of minority interest, or $.06 per basic and diluted common share of RJRN Holdings) was recorded related to this transaction. The redemption of these notes was financed with short-term borrowings, which in turn were refinanced in January 1998 with long-term notes as follows: $400 million 6.0% notes due 2011, puttable/callable in 2001; $300 million 6 1/8% notes due 2033, puttable/callable in 2003; and $300 million 6 3/8% notes due 2035, puttable/callable in 2005. The interest rates on the 6.0%, 6 1/8% and 6 3/8% notes, if not put or called, will be reset at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities.

    During 1995, RJRN and Nabisco completed a debt exchange which resulted in a pre-tax charge of approximately $103 million for fees and expenses incurred.

    An extraordinary loss of approximately $29 million ($16 million after-tax, net of minority interest or $.05 per basic and diluted common share of RJRN Holdings) was recorded in 1995 in connection with the refinancing of certain long-term debt.

    The junior subordinated debentures issued by the subsidiary trust of RJRN Holdings may be redeemed at RJRN Holdings' election at $25 per debenture on or after August 19, 1998 and are due in December 2044. Cash distributions on the preferred securities, which were issued by the subsidiary in exchange for an equal amount of RJRN Holdings Series B preferred stock, are cumulative at an annual rate of 10% of the liquidation amount of $25 per security and are payable quarterly in arrears.

    At December 31, 1997, approximately $5.0 billion of total debt (notes payable and long-term debt, including current maturities) was owed by RJRN and approximately $4.9 billion was owed by its subsidiaries.

    The estimated fair value of RJRN Holdings' consolidated long-term debt as of December 31, 1997 and 1996 was approximately $9.8 billion and $9.4 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate.

    RJRN Holdings manages overall interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt for both RJRN and Nabisco. As part of managing such interest rate exposures, RJRN and Nabisco may enter into various interest rate arrangements from time to time. See note 11 to the consolidated financial statements for further information regarding interest rate arrangements.

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

NOTE 10--COMMITMENTS AND CONTINGENCIES

    TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1997, 492 new actions were served against RJRT and/or its affiliates or indemnitees and 212 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1997, there were 516 active cases pending, as compared with 234 on December 31, 1996, 132 on December 31, 1995 and only 54 on December 31, 1994. As of March 3, 1998, 540 active cases were pending against RJRT and/or its affiliates or indemnitees, 534 in the United States, two in Puerto Rico, one in the Marshall Islands, two in Canada and one in Nigeria.

    The United States cases are in 46 states and are distributed as follows: 198 in Florida, 101 in New York, 21 in Louisiana, 17 in each of Texas and Pennsylvania, 14 in California, 12 in each of Alabama and Ohio, 11 in Tennessee, nine in each of the District of Columbia, Illinois and Mississippi, seven in each of Indiana, New Jersey and West Virginia, six in Georgia, five in each of Maryland and Massachusetts, four in each of Kansas, Michigan, Minnesota and South Dakota, three in each of Arizona, Arkansas, Colorado, Hawaii, Iowa, Missouri, Nevada, Oklahoma and Rhode Island, two in each of Connecticut, Montana, New Hampshire, New Mexico, Oregon, South Carolina, Utah, Washington and Wisconsin, and one each in

Alaska, Idaho, Kentucky, Maine, North Carolina and Vermont. Of the 534 active cases in the United States, 426 are in state court and 108 are in federal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Eight of the 534 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Forty-seven cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. One hundred two of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Four, brought by entities administering asbestos liability, seek contribution for settlement costs.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the attorney general cases (discussed below), additional statutory, equitable, constitutional and other defenses. RJRN and RJRN Holdings have asserted additional defenses, including jurisdictional defenses, in many of these cases in which they are named.

    Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendant in that case, CARTER V. BROWN & WILLIAMSON, is seeking to reverse the judgment on appeal. On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER case, a Florida state court jury found no RJRT liability. On October 31, 1997, in still another case (KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY) brought by the same attorney, another state court jury found no RJRT liability. In addition, during 1997 and early 1998, RJRT and other tobacco industry defendants have settled five lawsuits. See "Interim Agreements" below.

    CERTAIN CLASS ACTION SUITS. In May 1996, there was an important ruling in one of the purported class action cases, CASTANO V. THE AMERICAN TOBACCO COMPANY, originally filed in March 1994 in the United States District Court for the Eastern District of Louisiana against tobacco industry defendants, including RJRT and RJRN. Plaintiffs sought to obtain certification of a class action on behalf of all United States residents who allegedly are or claim to be addicted, or are the legal survivors of persons who allegedly were addicted, to tobacco products manufactured by defendants. The complaint alleged that cigarette manufacturers manipulated the levels of nicotine in their tobacco products to induce addiction in smokers. Plaintiffs' motion for certification of the class was granted in part on February 17, 1995 but, on May 23, 1996, the Fifth Circuit Court of Appeals overturned the certification and ordered the case remanded to the district court for decertification of the class on the grounds that a class consisting of all "addicted" smokers failed to meet the standards and requirements of Federal Rule 23 governing class actions. The class has been decertified and the parties have agreed to move for dismissal of the remaining individual case with a right to replead after November 15, 1998. Another purported class action, filed shortly after CASTANO, remains stayed in federal district court in Louisiana.

    Putative class action suits based on similar claims have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. Suits are also expected to be filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Each such suit asserts claims on behalf of residents of a particular jurisdiction who claim to be addicted, injured, or at greater risk of injury by the use of tobacco, or are the legal survivors of such persons.

    In the class action suit pending in Florida, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified. The case was scheduled for trial in February 1998 but was removed from the court calendar and has not yet been rescheduled. A class was certified in another purported class action suit, SCOTT V. AMERICAN TOBACCO COMPANY, on April 11, 1997. Defendants are seeking reconsideration of the certification. Class certification was granted in two cases pending in New York, HOSKINS V. R.J. REYNOLDS TOBACCO COMPANY and GEIGER V. AMERICAN TOBACCO COMPANY (in which certification was conditional). The parties have briefed and argued appeals brought by defendants in both cases. On January 28, 1998, class certification was granted by a Maryland state court in RICHARDSON V. PHILIP MORRIS. Class certification was denied, however, on August 18, 1997, by a District of Columbia court in the case of REED V. PHILIP MORRIS. In October 1997, class certification was also denied in ARCH V. AMERICAN TOBACCO COMPANY (renamed BARNES V. AMERICAN TOBACCO COMPANY), which was pending in the United States District Court for the Eastern District of Pennsylvania. That court had initially certified a medical monitoring class based on the plaintiffs' amended complaint (having refused to certify a class based on the initial complaint), but on October 17, 1997, the judge reversed the certification and also dismissed the claims of each of the class representatives. Plaintiffs are appealing this ruling and briefing is scheduled to continue through April 23, 1998. Another class action suit, BROIN V. PHILIP MORRIS, was settled by an agreement dated October 9, 1997 and approved by the Florida state court on February 3, 1998. See "Interim Agreements" below.

    THE ATTORNEYS GENERAL AND RELATED CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. AMERICAN TOBACCO COMPANY, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. This suit, which was brought in Chancery (non-jury) Court, Jackson County, Mississippi, also sought an injunction against "promoting" or "aiding and abetting" the sale of cigarettes to minors. Both actual and punitive damages were sought in unspecified amounts. The case was scheduled for trial on July 7, 1997, but on July 2, 1997, the parties arrived at an agreement in principle settling the claims relating to the subject matter of the litigation. A comprehensive settlement agreement, based on the agreement in principle, was signed on October 17, 1997. See "Interim Agreements" below.

    Following the filing of the MOORE case, other states, through their attorneys general and/or other state agencies, sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection and antitrust statutes. On March 3, 1998, there were 39 such cases pending in the following states, commonwealths, or territories:

Alaska, Arizona, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Marshall Islands, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. In addition to the Mississippi case mentioned above, tobacco company defendants have settled two additional attorney general cases; one in the State of Florida (except for certain equitable claims) and another in the State of Texas. See "Interim Agreements" below.

    One of the attorney general cases is currently on trial in Minnesota. The trial, which began in January 1998, is expected to take approximately four months. Plaintiffs in this case are seeking compensatory damages of $1.7 billion and, in addition, seek disgorgement of profits, restitution, treble damages under the State's antitrust statute, punitive damages, funding of smoking cessation and public education programs, civil penalties of $25,000 for each separate violation of various consumer protection statutes, civil penalties of $50,000 for each separate violation of Minnesota's antitrust statute, attorneys' fees and costs, various forms of non-monetary relief and such other relief as the court deems just and equitable.

    During pre-trial discovery and in the course of trial to date, the court in this case made a number of rulings adverse to the defendants. These rulings, among other things, limit the defenses available to the defendants and require production by the defendants of thousands of documents for which privilege had been asserted. The tobacco companies are defending this case vigorously, but the court's rulings could have an adverse effect on their ability to present their defense effectively.

    In addition to the 39 pending actions brought by the various attorneys general, 63 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and four native American tribes. One such union case, NORTHWEST LABORERS V. PHILIP MORRIS, pending in the State of Washington, was certified as a class action on December 24, 1997. A taxpayer case pending in Ohio was dismissed for lack of standing on February 12, 1998 (COYNE V. AMERICAN TOBACCO).

    Although RJRT and most other cigarette manufacturers have agreed to the Memorandum described below, the uncertainty of its enactment into law requires that they continue to defend these attorney general and related cases vigorously as they come to trial and, except as described below (see "Interim Agreements") they continue to do so (as do RJRN and RJRN Holdings in the cases where they are named defendants). In addition, the tobacco company defendants filed for declaratory judgment in several of the states in which attorney general cases were threatened.

    PROPOSED RESOLUTION. Following several months of negotiations with state attorneys general, representatives of the public health community and plaintiffs' lawyers, on June 20, 1997, a Memorandum of Understanding and Resolution (the "Memorandum") that sets forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco was entered into. The Memorandum requires the tobacco companies to make an initial $10 billion payment and subsequent annual multi-billion dollar payments expected to aggregate to approximately $368.5 billion over 25 years. Discussions with other manufacturers who were participants in the negotiations which led to the Memorandum are still in progress, but RJRT believes that its share of the initial payment will be in the range of $600 to $700 million and that subsequent payments will be allocated within the industry based on market share. The proposed legislation would also, among other things, reduce retail access for tobacco products, eliminate cigarette vending machines and tobacco product sampling, confer authority on the FDA to regulate the manufacture of tobacco products (with express limitations on authority relating to nicotine) and create publicly funded smoking cessation and education programs. The proposed legislation would grant limited litigation protection to the tobacco industry, including a bar on class action suits, suits based on addiction and demands for punitive damages for past actions. It would also cap industry payments in permitted individual lawsuits to an aggregate of $5 billion per year. The proposal also provides a "look-back" provision which would penalize manufacturers if youth smoking is not reduced by stated amounts in certain years after enactment, culminating in a 60% reduction after 10 years.

    There can be no assurance that legislation required to implement the Memorandum will be enacted or that it will be enacted without modification that is materially adverse to the tobacco industry, particularly in light of the complex legal and factual issues involved and the need to reconcile the views of many competing interests. A number of bills have been introduced into Congress incorporating terms that vary in significant ways from those agreed to in the Memorandum. It is not certain that proposed legislation, if any, that emerges from this process will be advantageous to RJRT. If enacted, the legislation could face challenges on the grounds, among others, that the federal government lacks the authority to regulate the tobacco industry or limit its liability in the manner contemplated by the Memorandum. Regardless of the legislative outcome, the negotiation and signing of the Memorandum could adversely affect other federal, state and local regulation of the tobacco industry, alter the climate for pending litigation against RJRN, RJRT and other tobacco industry defendants and their corporate parents and affect the number of new smoking and health claims filed against the industry.

    The financial effects of this legislation and the related contractual protocol are difficult to predict. They depend, among other things, on (i) the amount, timing and tax treatment of the payments actually required of RJRT by the legislation; (ii) the means used to finance these payments; (iii) the impact of increased cigarette prices and other aspects of the legislation and the contractual protocol on domestic cigarette consumption; (iv) the effect of the legislation and the contractual protocol on the consumption of tobacco products and on the regulatory and litigation environment outside the United States; (v) the effect, if any, on public attitudes toward smoking and the tobacco industry; and (vi) the impact on RJRT's competitive position in the tobacco industry.

    Despite these uncertainties, RJRN believes that implementation of the Memorandum would increase the costs and reduce the consumption of RJRT's tobacco products in the United States. In particular, the substantial price increases necessary to fund payments of the magnitude contemplated by the Memorandum could reduce domestic industry cigarette volumes by up to 45% over 10 years depending on the assumptions used, which assumptions, by their nature, are speculative. Such volume reduction would likely have a significant negative effect on the business of RJRT and the stated financial position of RJRN Holdings, RJRN and RJRT. Any significant negative effect on the financial position of any of these entities could ultimately impact the share repurchase and dividend policies of RJRN Holdings. On the other hand, the proposals contemplated by the Memorandum offer a measure of relief from certain litigation that could otherwise materially affect the results of operations or cash flows of RJRN in particular quarterly or annual periods or its financial condition. In evaluating any proposed legislation to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and predictability in annual aggregate contingency risk, against the resulting monetary, regulatory and other costs.

INTERIM AGREEMENTS

    Because the Memorandum, unless and until it is enacted into law, will not resolve any pending litigation scheduled for trial in advance of such enactment, the parties in each case must decide, on a case-by-case basis, whether to proceed to trial or seek some other resolution. Thus far, five cases have been settled, including three attorney general cases.

    THE ATTORNEY GENERAL AGREEMENTS. In furtherance of the proposed resolution under the Memorandum, tobacco companies have settled attorney general cases in Mississippi, Florida and Texas as they came to trial. Each settling state has agreed to a percentage share of the $10 billion initial and scheduled annual payments agreed to in the Memorandum; 1.7% for Mississippi, 5.5% for Florida and 7.25% for Texas and will also be entitled to attorneys' costs as well as private counsel fees as set by a panel of arbitrators subject to a $500 million aggregate annual cap for payment of such fees for all settlements of similiar litigation.

Each agreement also provides that if the U.S. Congress enacts federal legislation in keeping with the Memorandum, the terms of that legislation would generally supersede the terms of the state agreement. Defendants would receive credit for their payments under the state agreements against the obligations arising under the federal legislation. If, instead, the defendants enter into a number of separate settlement agreements with other individual states, these three settling states would be entitled to payment adjustments to assure at least as favorable a settlement as any other separately settling state.

    The first attorney general case scheduled for trial after adoption of the Memorandum was MOORE V. AMERICAN TOBACCO COMPANY. In that case, a settlement was agreed to on July 2, 1997, and a full settlement agreement was executed on October 17, 1997. The agreement calls for the defendants to make an aggregate up-front payment of $170 million to the State of Mississippi. It also provides for continuing payments commencing December 31, 1998, and annually thereafter, based, in 1998, on Mississippi's 1.7% share of $4 billion (the anticipated first annual industry payment under the Memorandum) and escalating in several annual steps to 1.7% of $8 billion in year eight and thereafter, adjusted upward by no less than 3% per year and further adjusted upward or downward to reflect increases or decreases in volume of domestic tobacco product sales. Mississippi also became entitled to $61.8 million for an anti-smoking pilot program by operation of the "most favored nation" provision of its agreement as a result of Florida's subsequent settlement containing pilot program provisions.

    The second attorney general case to come to trial, STATE OF FLORIDA V. AMERICAN TOBACCO COMPANY, was in the jury selection phase in Florida state court when, on August 25, 1997, the parties announced that they had entered into a settlement agreement. The agreement called for the tobacco company participants to make an aggregate up-front payment of $550 million. It also provides for annual payments beginning in September 1998 of 5.5% of $4 billion and increasing in several annual steps to 5.5% of $8 billion by 2003 and thereafter (subject to various adjustments) all consistent with the national annual payment schedule. The tobacco companies also agreed to fund a $200 million pilot program to discourage youth smoking. The agreement, like the other state settlements, also requires the tobacco companies to discontinue all billboard advertisements as well as all advertisements that appear on vehicles and in certain public areas, within several months.

    Related to the Florida settlement, on November 18, 1997, a law firm that had represented the State filed a suit against RJRT and others alleging tortious interference with the plaintiff's contingency fee contract with the State as well as conspiracy to induce the State to circumvent and negate plaintiff's rights to recover under that contract. The case is now in discovery.

    Finally, the Texas case, STATE OF TEXAS V. AMERICAN TOBACCO COMPANY, was settled by an agreement dated January 16, 1998 providing for a pilot program payment of $264 million and an aggregate up-front payment of $725 million. Texas will be entitled to a 1998 annual payment of $290 million (7.25% of $4 billion) paid in two installments ($89 million on November 1, 1998 and $201 million on December 31, 1998) and increasing in several annual steps to $580 million (7.25% of $8 billion) by 2003 and thereafter (subject to adjustments). RJRT's shares of the initial payment and pilot program will total approximately $114 million, paid or to be paid over the course of 1998 in payments of approximately $32 million by February 1, 1998; $12 million by July 1, 1998; $23 million by October 1, 1998; and $47 million by November 1, 1998.

    The companies have also agreed to pay a $50 million advance on fees of the State of Texas's private counsel prior to the arbitration decision awarding such fees provided that the State of Texas makes an equivalent advance. RJRT's share of the advance will be approximately $12 million. The payment of this amount, originally scheduled for late February, has been suspended by stipulation of the parties until March 24, 1998 as a result of a dispute raised by would-be interveners about the scope of the settlement. Neither the Mississippi nor Florida settlement agreement provides for payment of any advance on private counsel fees. Therefore, under the most favored nation provisions of their settlement agreements, provided that those states make equivalent advances, the tobacco companies may be required to make advances to private counsel in those states. Each tobacco company's share of advances of this type, for all settling states, would be based on market share.

    If federal legislation in keeping with the Memorandum is enacted, the parties expect that Mississippi, Florida and Texas, because of their contribution to securing resolution of these matters, may apply to a panel of arbitrators for additional compensation. The settling defendants have agreed not to oppose applications of $75 million for Mississippi, $250 million for Florida and $329.5 million for Texas (as well as, any increase over these amounts necessary to offset the difference, if any, between the amounts to be paid to these states during 1998 under the agreements and the amounts allocated to those states for that period under the federal legislation). Payment of these amounts would be made over a number of years and would be subject to an aggregate annual cap of $100 million for all settling states.

    Each individual state agreement provides that the related settlement is not an admission or concession or evidence of any liability or wrongdoing on the part of any party and was entered into by the settling defendants solely to avoid the further expense and uncertainty of litigation.

    RJRT has made certain payments under these attorney general agreements. Its portion of the upfront payments, based on market capitalization, was $12.4 million for Mississippi and $37.4 million for Florida. Texas payments, both for the initial amount and pilot program to discourage youth smoking are to be made at several points in 1998 as described above. RJRT's portion of the pilot program payments, based on market share, was $15.3 million for Mississippi and $49 million for Florida. Additional payments, based on market share, were made with respect to the costs and expenses of counsel in all three states which totalled approximately $21 million.

    THE BROIN SETTLEMENT. The plaintiffs' attorneys in a class action case, BROIN V. PHILIP MORRIS, entered into a settlement agreement with participating tobacco company defendants on October 9, 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by second-hand smoke in airplane cabins. This agreement requires the participating tobacco companies to pay $300 million in three annual installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also calls for those companies to pay a total of $49 million for plaintiffs' counsel's fees and expenses. The agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agree that in any individual case brought by a class member, they will bear the burden of proof regarding general causation that ordinarily would be born by the plaintiffs. Trial court approval of the BROIN settlement was granted on February 3, 1998, but this approval has been noticed for appeal. No payments with respect to either the research fund or attorney's fees will be due until final resolution of all appeals. RJRT's portion will be approximately $86 million. RJRT has already paid its market share of $3 million due to the BROIN attorneys in respect of costs and expenses. This amount is subject to recovery if the settlement is successfully challenged.

    THE MANGINI SETTLEMENT. On September 5, 1997, a settlement agreement was executed on behalf of the parties to MANGINI V. R.J. REYNOLDS TOBACCO COMPANY, a case that had been scheduled for trial in San Francisco Superior Court for December 1997. This case sought injunctive and other relief against RJRT and an advertising agency with respect to the use of Joe Camel advertising as an unfair business practice allegedly targeting minors. The agreement requires the defendants to acknowledge that the lawsuit along with public controversy surrounding Joe Camel, was a "substantial factor" in the phase-out of Joe Camel advertising. It also requires prompt removal of Joe Camel billboards and cessation of the use of Joe Camel in advertisements and promotional items in California. The defendants agreed to authorize release to the public of non-privileged and non-work product documents referring to persons under the age of 18 and/or the Joe Camel advertising campaign that were produced during discovery in the case. Pursuant to the agreement, RJRT has paid $10 million to the City and County of San Francisco to cover attorneys' fees ($1 million) and for distribution to the various state jurisdictions participating in the case for anti-youth smoking advertisements ($9 million).

    The MANGINI settlement provides that plaintiffs' counsel will be paid in accordance with the counsel fee arrangements ultimately arrived at for the national legislative settlement. If there is no such arrangement, or the arrangement does not allow plaintiffs' counsel to participate, fees will be determined by an arbitration panel. Finally, the agreement preserves certain claims brought by various California public entities, including claims that the Joe Camel campaign violated certain sections of the California Business and Professions Code.

    RJRT has participated and may continue to participate in discussions with plaintiffs in certain healthcare cost-recovery and class actions scheduled to be tried in the coming months in order to postpone or settle those actions in light of the pending legislative initiative. There can be no assurance that any such postponement or settlement can be achieved, or, if achieved, as to the terms ultimately agreed to. In the absence of postponement or settlement, these actions would be tried as scheduled and any final judgment reached prior to enactment of the contemplated legislation might not be affected by the passage of that legislation.

    RECENT AND SCHEDULED TRIALS. As of March 3, 1998, there were 14 cases scheduled for trial in 1998 against RJRT alleging injuries relating to tobacco. Two trials are currently in process, the attorney general case in Minnesota discussed above and an individual environmental tobacco smoke case in Indiana state court (DUNN V. RJR NABISCO HOLDINGS). The next attorney general case scheduled for trial is Washington's which has been scheduled for September 1998. The State of Florida's remaining equitable claims are also scheduled for trial in September 1998. The State of Arizona's case is scheduled for October and that of Oklahoma for November. Cases against other tobacco company defendants are also scheduled for trial in 1998 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, Atlanta Division, FARR
V. R.J. REYNOLDS TOBACCO COMPANY, alleging claims under Title VII and the Equal Pay Act on behalf of female RJRT employees and applicants for employment in the "southeast sales region," seeking equitable relief, back pay and lost benefits, as well as punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. No motion seeking class certification has yet been filed by plaintiffs. RJRT has filed an answer in the case and intends to defend it vigorously.

    On September 15, 1997, a suit, RAYMARK INDUSTRIES V. BROWN & WILLIAMSON, was filed against RJRT and RJRN and various other tobacco industry entities for contribution/damages related to asbestos litigation. The suit was filed in the United States District Court for the Northern District of Georgia. Raymark alleged that it expended $400 million on the defense and payment of asbestos personal injury claims in trial, verdict, appeal and settlement. Raymark alleged that cigarette smoke inhaled by the asbestos claimants caused the cancers complained of in the litigation in which it has been involved. Raymark seeks to recover contribution and/or indemnity from the defendants for the share of payments made by Raymark that were allegedly caused by tortious and otherwise actionable conduct of defendants. Raymark's claims included counts for: negligence, strict liability, fraud and misrepresentation, conspiracy and damages. Three other cases making similar allegations were filed in December 1997, one in California and two in New York. RJRT and the other tobacco industry defendants in this action dispute the claims advanced in these cases and intend to defend all such actions vigorously.

    A purported class was granted conditional class certification in a case, MOSELY V. PHILIP MORRIS COMPANIES, brought in Alabama state court against RJRT, RJRN and others, alleging violations of

Alabama antitrust law. The complaint in this case alleges that cigarette companies and others have conspired to raise prices. The class consists of all Alabama residents who purchased certain defendants' cigarettes for smoking purposes since March 1997. The plaintiffs seek statutory damages as well as actual damages of up to $500 per class member. The defendants have removed the case to federal court. On October 31, 1997, the federal court vacated the conditional class certification pending a hearing on class certification in federal court and on February 6, 1998, the federal court denied plaintiff's motion to remand the case to state court.

    RJRT understands that a grand jury investigation is being conducted in the Eastern District of New York examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research -- USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond, to document subpoenas issued by this grand jury. In addition, subpoenas dated May 24, 1996, November 8, 1996, December 5, 1996 and January 21, 1998 were served on RJRT by a grand jury sitting in the District of Columbia. RJRT has responded or is in the process of responding to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

    RJRT, R.J. Reynolds International ("Reynolds International") and Northern Brands International, another subsidiary of RJRN, each received document subpoenas dated July 24, 1997, from a federal grand jury sitting in the Northern District of New York. RJRT understands that the grand jury is investigating possible smuggling activities. RJRT, Reynolds International and Northern Brands International are responding to these subpoenas but are unable to predict the outcome of the grand jury's investigation.

    For a further discussion of litigation affecting the tobacco business see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity."

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Memorandum referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits are filed against RJRT, RJRN and RJRN Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJRT, RJRN and RJRN Holdings each believe that they have a number of valid defenses to any such actions and intend to defend such actions vigorously.

    RJRN Holdings and RJRN believe, that notwithstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. RJRN has also been named in an insurance coverage suit brought by another company named as a PRP at this site. In this lawsuit, DEL MONTE FRESH PRODUCE V. FIREMEN'S FUND INSURANCE, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJRN is obligated to indemnify Del Monte under the terms of the agreement by which RJRN sold that company in 1989.

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

COMMITMENTS

    At December 31, 1997, commitments totalled approximately $900 million, principally for minimum operating leases, the purchase of leaf tobacco inventories and other contractual arrangements.

NOTE 11--FINANCIAL INSTRUMENTS

INTEREST RATE ARRANGEMENTS

    At December 31, 1997, Nabisco had: (i) $1.074 billion of interest rate caps with expiration dates within six months, (ii) $500 million of forward starting interest rate caps commencing within six months and with expiration dates six months thereafter, and (iii) $300 million of fixed to floating interest rate swaps expiring the beginning of 1999. These financial interest rate arrangements were entered into to reduce the potential impact of increases in interest rates on floating rate debt and swap a portion of its fixed rate debt to floating rate debt. In addition, in connection with certain puttable/callable fixed rate debt issued by Nabisco during January 1998, $600 million of U.S. Treasury locks expiring February 1998 and $900 million of written call options were entered into during 1997. The written call options were subsequently settled upon the issuance of the puttable/callable fixed rate debt. The U.S. Treasury locks and written call options were entered into to lock into the call premium and initial interest rates prior to issuance of such debt.

    The carrying amounts and estimated fair values of interest rate arrangements entered into as of December 31, 1997 and 1996 were as follows:

                                                                          1997                              1996
                                                            --------------------------------  --------------------------------
                                                                  ASSETS/(LIABILITIES)              ASSETS/(LIABILITIES)
                                                            --------------------------------  --------------------------------
                                                             CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                                            -----------------  -------------  -----------------  -------------
Interest rate swaps:
  Variable rate pay swaps.................................      $      --        $      (1)       $      (1)       $      (2)
  Fixed rate pay swaps....................................      $      --        $      --        $      (6)       $     (10)
Interest rate caps........................................      $       1        $      --        $       2        $       1
U.S. Treasury locks.......................................      $      --        $      (3)       $      --        $      --
Written call options......................................      $      --        $     (13)       $      --        $      --

FOREIGN CURRENCY ARRANGEMENTS

    RJRN Holdings' subsidiaries have significant exposure to foreign exchange transactions in currencies other than their functional currencies. Exposures primarily include the U.S. dollar, German mark, French franc, British pound, Italian lira, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Finnish markka, Canadian dollar, Spanish peseta, Dutch guilder, Brazilian real, Malaysian ringgit, Indonesian rupiah, Russian rouble, Romanian leu, and Turkish lira. Whenever possible, RJRN Holdings' policy is to net exposures and utilize natural offsets to minimize the effects of foreign currency transactions on cash flows; otherwise, consideration is given to foreign currency arrangements to protect RJRN Holdings and its subsidiaries from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. In addition, consideration is given to foreign currency arrangements to hedge foreign currency exposures on existing assets and liabilities, including certain international debt.

    At December 31, 1997 and 1996, RJRN Holdings and its subsidiaries had approximately $472 million and $608 million, respectively, of outstanding foreign exchange contracts with banks in which foreign currencies (primarily the Swiss franc, Spanish peseta, British pound, Canadian dollar and the German mark) were purchased, and approximately $267 million and $245 million, respectively, of outstanding foreign exchange contracts in which foreign currencies (primarily the Japanese yen, Spanish peseta, Brazilian real and Indonesian rupiah) were sold. The weighted average maturity of the arrangements outstanding at December 31, 1997 approximated two months.

    At December 31, 1997 and 1996, the carrying values and estimated fair values of foreign currency arrangements entered into were as follows:

                                                                      1997
                                                            -------------------------                1996
                                                                                       --------------------------------
                                                              ASSETS/(LIABILITIES)
                                                            -------------------------        ASSETS/(LIABILITIES)
                                                                              FAIR     --------------------------------
                                                            CARRYING VALUE    VALUE     CARRYING VALUE     FAIR VALUE
                                                            --------------  ---------  -----------------  -------------
Forward foreign exchange contracts to purchase foreign
 currencies...............................................        $3           $1          $      (7)       $      (7)
Forward foreign exchange contracts to sell foreign
 currencies...............................................       $14           $15         $      12        $      13

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

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL

    The outstanding capital stock of RJRN Holdings at December 31, 1997 consisted of common stock, Series B preferred stock (stated value of $25,000 per share) and ESOP convertible preferred stock (stated value of $16 per share). All classes of preferred stock of RJRN Holdings (150,000,000 shares authorized at December 31, 1997) rank senior to common stock as to dividends and liquidation preferences. In addition, Series B depositary shares were issued in connection with the issuance of the Series B preferred stock.

Each Series B depositary share (12,043,940 outstanding at December 31, 1997 and
1996) represents a .001 ownership interest in a share of Series B preferred stock.

    Each share of Series B preferred stock (12,044 shares issued and outstanding at December 31, 1997 and 1996) bears cumulative cash dividends of $2,312.50 or $2.3125 per Series B depositary share per annum, payable quarterly in arrears. RJRN Holdings may redeem Series B preferred stock on or after August 19, 1998, resulting in the redemption of the Series B depositary shares at $25 per Series B depositary share plus accrued and unpaid dividends.

    In May 1997, 26,675,000 shares of Series C preferred stock mandatorily converted into 53,350,000 shares of common stock.

    RJRN Holdings and its subsidiaries sponsor a defined contribution plan in which matching contributions to eligible employees are made in the form of ESOP preferred stock. Every five shares of ESOP preferred stock (13,714,950 and 14,558,920 shares issued and outstanding at December 31, 1997 and 1996, respectively) is generally convertible into one share of common stock of RJRN Holdings, and bears cumulative dividends at 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears. The ESOP preferred stock is redeemable at the option of RJRN Holdings on or after April 10, 1999 at an initial redemption price of $16.25 per share. The redemption price declines thereafter to $16 per share on April 10, 2001, plus accrued and unpaid dividends. RJRN Holdings matches $.50 for every pre-tax dollar contributed by each eligible employee, up to a maximum of 6% of the employee's pay. The shares of ESOP preferred stock are allocated to employees at either a floor value of $16 per share or the fair market value of one-fifth of a share of common stock, whichever is higher. Unallocated shares totalled 4,182,985 and 6,423,948 at December 31, 1997 and 1996, respectively. During 1997, 1996 and 1995, approximately $32 million, $28 million and $23 million, respectively, was contributed to the ESOP by RJRN Holdings and approximately $18 million, $18 million and $19 million, respectively, of ESOP dividends were used to service the ESOP's debt to RJRN Holdings that was incurred in connection with the initial formation of the ESOP.

NOTE 13--STOCK PLANS

    RJRN Holdings' 1989 stock plan provides for grants of options to purchase common stock of RJRN Holdings to non-employee directors, directors and key employees. A maximum of 6,000,000 shares may be issued under this plan. The options granted under the plan generally vest over three years, are separately exercisable for primarily ten years from the date of grant and are exercisable at a price that is generally the fair market value of the stock at the grant date.

    RJRN Holdings' 1990 long-term incentive plan ("LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants to key employees. A maximum of 33,000,000 shares of common stock of RJRN Holdings may be issued under the LTIP. The options granted under the plan generally vest over three years, are exercisable for 10-15 years from date of grant, and are exercisable at a price that is generally the fair market value of the stock at the grant date. As of December 31, 1997, purchase stock, stock options other than incentive stock options, restricted stock and other stock-based grants have been granted under the LTIP.

    In 1995, employees of RJRN Holdings and its non-Nabisco subsidiaries surrendered 8,378,449 options in exchange for a new grant of options under the LTIP. These options are fully vested but are not exercisable for three years thereafter.

    Nabisco Holdings' 1994 long-term incentive plan is similar to the LTIP except that stock-based awards are denominated in shares of Class A common stock of Nabisco Holdings. In 1995, employees of Nabisco Holdings with outstanding stock options granted under RJRN Holdings' stock plans exchanged 4,968,214 of these options for options in the Nabisco Holdings' stock plan. Also in 1995, employees of RJRN

Holdings with outstanding stock options under RJRN Holdings' stock plans exchanged 264,989 of these options for options under the Nabisco Holdings' stock plan. The Nabisco Holdings' stock options granted (5,971,858) in exchange for the cancellation of RJRN Holdings' stock options are fully vested; however, such Nabisco Holdings' stock options may not be exercised for three years thereafter.

    The changes in stock options under RJRN Holdings' stock plans are as follows:

                                           1997                        1996                          1995
                                --------------------------  ---------------------------  -----------------------------
                                                WEIGHTED-                    WEIGHTED-
                                                 AVERAGE                      AVERAGE
                                                EXERCISE                     EXERCISE                      EXERCISE
                                   OPTIONS        PRICE        OPTIONS         PRICE        OPTIONS         PRICE
                                -------------  -----------  --------------  -----------  -------------  --------------
Balance at beginning of
 year.........................     17,783,323   $   29.54       14,855,935   $   28.40      16,166,323  $  22.60-57.80
Options granted...............        589,600       32.37        3,792,447       34.57      12,837,460     26.88-32.25
Options exercised.............       (396,363)      25.81         (595,112)      25.68        (168,097)    22.82-29.69
Options cancelled.............       (598,519)      34.68         (269,947)      31.41     (13,979,751)    22.82-54.69
                                -------------               --------------               -------------
Balance at end of year........     17,378,041       29.54       17,783,323       29.54      14,855,935     22.60-57.80
                                -------------               --------------               -------------
                                -------------               --------------               -------------
Exercisable at end of year....      5,683,937       31.09        4,618,935       30.46       3,437,549
                                -------------               --------------               -------------
                                -------------               --------------               -------------

    The changes in stock options under Nabisco Holdings' stock plan are as follows:

                                          1997                       1996
                                -------------------------  -------------------------
                                               WEIGHTED-                  WEIGHTED-                1995
                                                AVERAGE                    AVERAGE    ------------------------------
                                               EXERCISE                   EXERCISE                      EXERCISE
                                  OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS          PRICE
                                ------------  -----------  ------------  -----------  ------------  ----------------
Balance at beginning
  of year.....................    11,727,881   $   28.57      8,909,663   $   26.77        --              --
Options granted...............     2,758,500       37.22      3,114,200       33.83      9,043,263  $  24.50 - 29.38
Options cancelled.............      (326,854)      33.13       (295,982)      29.73       (133,600)    27.38 - 29.00
                                ------------               ------------               ------------
Balance at end of year........    14,159,527       30.15     11,727,881       28.57      8,909,663     24.50 - 29.38
                                ------------               ------------               ------------
                                ------------               ------------               ------------

    Additional information at December 31, 1997 with respect to options under RJRN Holdings' and Nabisco Holdings' stock plans are as follows:

                                                                                     RJRN            NABISCO
                                                                                   HOLDINGS          HOLDINGS
                                                                                ---------------  ----------------
 Option price range at end of year............................................     $22.82-52.50      $24.50-46.31
  Shares of common stock available for future grant...........................       15,851,816        14,370,820
  Weighted average remaining contractual life of outstanding options at end of
    year......................................................................       10.7 years        10.8 years

    RJRN Holdings and its subsidiaries recognize and measure compensation costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1997, 1996 and 1995, RJRN Holdings' net income and earnings per share would have been as follows:

                                                   1997                        1996                        1995
                                         -------------------------  --------------------------  --------------------------
                                          AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                         -------------  ----------  -------------  -----------  -------------  -----------
Net income.............................         $ 381       $ 354          $ 611        $ 591          $ 611        $ 542
Basic earnings per share...............         $1.05       $0.96          $1.75        $1.69          $1.54        $1.33
Diluted earnings per share.............         $1.03       $0.94          $1.74        $1.68          $1.53        $1.32
Weighted average grant date fair value
 of RJRN Holdings' options granted
 during the year.......................       --            $6.79        --             $7.06        --             $5.11
Weighted average grant date fair value
 of Nabisco Holdings' options granted
 during the year.......................       --           $12.55        --        $    11.00        --        $    11.41

    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1997                      1996                      1995
                                                    ------------------------  ------------------------  ------------------------
                                                       RJRN        NABISCO       RJRN        NABISCO       RJRN        NABISCO
                                                     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS
                                                    -----------  -----------  -----------  -----------  -----------  -----------
Dividend yield....................................         5.8%         1.7%         5.3%         1.9%         5.5%         1.9%
Expected volatility...............................          31%          23%          29%          24%          29%          27%
Risk-free interest rate...........................         6.4%         6.6%         6.2%         6.4%         5.3%         6.8%
Expected option lives (years).....................           5            7            5            7            5           11

NOTE 14--RETIREMENT BENEFITS

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

    A summary of the components of pension expense is as follows:

YEARS ENDED DECEMBER 31                                                          1997           1996           1995
---------------------------------------------------------------------------  -------------  -------------  -------------
Defined benefit pension plans:
  Service cost--benefits earned during the period..........................    $      86      $      96      $      69
  Interest cost on projected benefit obligation............................          291            281            265
  Less actual return on plan assets........................................         (493)          (445)          (555)
  Net amortization and deferral............................................          186            159            308
                                                                                   -----          -----          -----
      Total................................................................           70             91             87
Multi-employer and other defined contribution plans........................           39             42             39
                                                                                   -----          -----          -----
      Total pension expense................................................    $     109      $     133      $     126
                                                                                   -----          -----          -----
                                                                                   -----          -----          -----

    The principal plans used the following actuarial assumptions for accounting purposes:

                                                                   U.S. PLANS                FOREIGN PLANS
                                                              --------------------  --------------------------------
DECEMBER 31                                                     1997       1996          1997             1996
------------------------------------------------------------  ---------  ---------  ---------------  ---------------
Weighted average discount rate..............................         7%       7.5%      3.5%-8%           4%-9%
Rate of increase in compensation levels.....................         5%         5%       3%-5%            3%-5%
Expected long-term rate of return on assets.................       9.5%       9.5%    4.5%-8.25%       4.75%-8.5%

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 for U.S. defined benefit pension plans:

                                                                                  U.S. PLANS
                                                    ----------------------------------------------------------------------
                                                                   1997                                1996
                                                    ----------------------------------  ----------------------------------

                                                      PLANS WHOSE       PLANS WHOSE       PLANS WHOSE       PLANS WHOSE
                                                    ASSETS EXCEEDED     ACCUMULATED     ASSETS EXCEEDED     ACCUMULATED
                                                      ACCUMULATED    BENEFITS EXCEEDED    ACCUMULATED    BENEFITS EXCEEDED
                                                       BENEFITS           ASSETS           BENEFITS           ASSETS
                                                    ---------------  -----------------  ---------------  -----------------
Actuarial present value of:
  Vested benefits.................................     $     300         $   3,107         $   3,032         $     120
  Non-vested benefits.............................            25               119                32                 3
                                                          ------            ------            ------            ------
  Accumulated benefit obligation..................           325             3,226             3,064               123
  Effect of future salary increases...............            34               322               301                14
                                                          ------            ------            ------            ------
  Projected benefit obligation....................           359             3,548             3,365               137
Plan assets at fair market value..................           368             3,066             3,172                17
                                                          ------            ------            ------            ------
Plan assets in excess of (less than) projected
  benefit obligation..............................             9              (482)             (193)             (120)
Unrecognized net (gain) loss......................           (13)              177               (65)               41
Unrecognized prior service cost...................             4                (8)               (5)               (6)
Adjustment required to recognize minimum pension
  liability.......................................            --               (40)               --               (21)
                                                          ------            ------            ------            ------
Net pension assets (liabilities) recognized in the
  consolidated balance sheets.....................     $      --         $    (353)        $    (263)        $    (106)
                                                          ------            ------            ------            ------
                                                          ------            ------            ------            ------

    The following table sets forth the funded status and amounts recognized in the consolidated balance sheets at December 31, 1997 and 1996 for foreign defined benefit pension plans:

                                                                                 FOREIGN PLANS
                                                    ------------------------------------------------------------------------
                                                                   1997                                 1996
                                                    ----------------------------------  ------------------------------------

                                                      PLANS WHOSE       PLANS WHOSE        PLANS WHOSE        PLANS WHOSE
                                                    ASSETS EXCEEDED     ACCUMULATED      ASSETS EXCEEDED      ACCUMULATED
                                                      ACCUMULATED    BENEFITS EXCEEDED     ACCUMULATED     BENEFITS EXCEEDED
                                                       BENEFITS           ASSETS            BENEFITS            ASSETS
                                                    ---------------  -----------------  -----------------  -----------------
Actuarial present value of:
  Vested benefits.................................     $     242         $     175          $     283          $     105
  Non-vested benefits.............................             3                28                  2                 29
                                                          ------            ------              -----             ------
  Accumulated benefit obligation..................           245               203                285                134
  Effect of future salary increases...............            24                27                 27                 38
                                                          ------            ------              -----             ------
  Projected benefit obligation....................           269               230                312                172
Plan assets at fair market value..................           293                60                331                  3
                                                          ------            ------              -----             ------
Plan assets in excess of (less than) projected
  benefit obligation..............................            24              (170)                19               (169)
Unrecognized net (gain) loss......................            (8)               12                (21)                11
Unrecognized prior service cost...................            12                --                 10                 --
Transition amount.................................            (5)                9                 (6)                11
Adjustment required to recognize minimum pension
  liability.......................................            --                (6)                --                 (2)
                                                          ------            ------              -----             ------
Net pension assets (liabilities) recognized in the
  consolidated balance sheets.....................     $      23         $    (155)         $       2          $    (149)
                                                          ------            ------              -----             ------
                                                          ------            ------              -----             ------

    At December 31, 1997, approximately 92% of the plans' assets were invested in listed stocks and bonds and other highly liquid investments. The balance consisted of various income-producing investments.

    In addition to providing pension benefits, RJRN provides certain healthcare and life insurance benefits for retired employees and their dependents. Substantially all of its regular full-time employees, including certain employees in foreign countries, may become eligible for those benefits if they reach retirement age while working for RJRN and its subsidiaries.

    Net postretirement health and life insurance benefit costs consisted of the following:

YEARS ENDED DECEMBER 31                                                       1997               1996               1995
----------------------------------------------------------------------  -----------------  -----------------  -----------------
Service cost--benefits earned during the period.......................      $      14          $      16          $      18
Interest cost on accumulated postretirement benefit obligation........             68                 64                 62
                                                                                  ---                ---                ---
  Net postretirement healthcare and life insurance costs..............      $      82          $      80          $      80
                                                                                  ---                ---                ---
                                                                                  ---                ---                ---

    Postretirement health and life insurance benefit plans currently are not funded. The status of the plans at December 31, 1997 and 1996 was as follows:

                                                                                                   1997       1996
                                                                                                 ---------  ---------
Actuarial present value of accumulated postretirement benefit obligation:
  Retirees.....................................................................................  $     768  $     697
  Fully eligible active plan participants......................................................        130        131
  Other active plan participants...............................................................        289        265

Unrecognized actuarial amounts.................................................................       (174)       (95)
                                                                                                 ---------  ---------
Accrued postretirement healthcare and life insurance costs.....................................  $   1,013  $     998
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    The assumed healthcare cost trend rate used in measuring the accumulated postretirement benefit obligation was 6.5% in 1997 and 6.0% in 1998 gradually declining to 5% by the year 2000 and remaining at that level thereafter. A one percentage point increase in the assumed healthcare cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and the aggregate of the service and interest cost components of the net postretirement benefit cost for the year then ended by approximately $82 million and $6 million, respectively.

    The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7.0% and 7.5% as of December 31, 1997 and 1996, respectively.

NOTE 15--SEGMENT INFORMATION

    INDUSTRY SEGMENT DATA

    RJRN Holdings is a holding company whose subsidiaries are engaged principally in the manufacture, distribution and sale of tobacco products, cookies, crackers, and other food products. Cigarettes are manufactured in the United States by RJRT and in approximately 40 foreign countries and territories by Reynolds International and subsidiaries or licensees of RJRT and are sold throughout the United States and in approximately 170 markets around the world including Europe, the Middle East, Africa, Asia, the CIS and Baltics, and Canada. RJRN's 80.7%-owned subsidiary, Nabisco Holdings, manufactures and markets cookies, crackers, non-chocolate candy and gum products, nuts and snacks, various margarines and spreads, and other specialty products under several brand names in the United States, Canada, Europe, Asia, and Latin America.

YEARS ENDED DECEMBER 31                                                              1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales:
  Tobacco........................................................................  $   8,323  $   8,174  $   7,714
  Food...........................................................................      8,734      8,889      8,294
                                                                                   ---------  ---------  ---------
    Consolidated net sales.......................................................  $  17,057  $  17,063  $  16,008
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating income:
  Tobacco........................................................................  $   1,023  $   1,845  $   1,500
  Food...........................................................................      1,082        474        902
  Headquarters...................................................................        (70)       (67)       (64)
                                                                                   ---------  ---------  ---------
    Consolidated operating income................................................  $   2,035  $   2,252  $   2,338
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Capital expenditures:
  Tobacco........................................................................  $     371  $     304  $     231
  Food...........................................................................        392        437        513
                                                                                   ---------  ---------  ---------
    Consolidated capital expenditures............................................  $     763  $     741  $     744
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Depreciation expense:
  Tobacco........................................................................  $     184  $     217  $     236
  Food...........................................................................        277        270        244
  Headquarters...................................................................          2          2          2
                                                                                   ---------  ---------  ---------
    Consolidated depreciation expense............................................  $     463  $     489  $     482
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

DECEMBER 31                                                                               1997       1996
--------------------------------------------------------------------------------------  ---------  ---------
Assets:
  Tobacco.............................................................................  $  18,297  $  18,952
  Food................................................................................     12,100     12,235
  Headquarters(1).....................................................................        281        102
                                                                                        ---------  ---------
    Consolidated assets...............................................................  $  30,678  $  31,289
                                                                                        ---------  ---------
                                                                                        ---------  ---------

------------------------

(1) Cash and cash equivalents for the domestic tobacco operations are included in Headquarters' assets.

    GEOGRAPHIC DATA

YEARS ENDED DECEMBER 31                                                              1997       1996       1995
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales:
  United States (including U.S. export sales)....................................  $  11,492  $  11,513  $  11,295
  Europe.........................................................................      3,022      2,897      2,184
  Other geographic areas.........................................................      3,675      3,631      3,261
  Less transfers between geographic areas(1).....................................     (1,132)      (978)      (732)
                                                                                   ---------  ---------  ---------
    Consolidated net sales.......................................................  $  17,057  $  17,063  $  16,008
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Operating income:
  United States..................................................................  $   1,696  $   1,606  $   1,749
  Europe.........................................................................         76        300        299
  Other geographic areas.........................................................        333        413        354
  Headquarters...................................................................        (70)       (67)       (64)
                                                                                   ---------  ---------  ---------
    Consolidated operating income................................................  $   2,035  $   2,252  $   2,338
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

DECEMBER 31                                                                                  1997       1996
-----------------------------------------------------------------------------------------  ---------  ---------
Assets:
  United States..........................................................................  $  24,399  $  24,860
  Europe.................................................................................      2,416      2,843
  Other geographic areas.................................................................      3,582      3,484
  Headquarters(2)........................................................................        281        102
                                                                                           ---------  ---------
    Consolidated assets..................................................................  $  30,678  $  31,289
                                                                                           ---------  ---------
                                                                                           ---------  ---------

------------------------

(1) Transfers between geographic areas are generally made at fair market value.

(2) Cash and cash equivalents for the domestic tobacco operations are included in Headquarters' assets.

NOTE 16--ADDITIONAL INFORMATION

  YEARS ENDED DECEMBER 31                                                                     1997       1996       1995
------------------------------------------------------------------------------------------  ---------  ---------  ---------
  Advertising expense.....................................................................  $     603  $     544  $     496
  Research and development expense........................................................        178        191        229
  Rent expense............................................................................        182        167        163

NOTE 17--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                               FIRST     SECOND      THIRD     FOURTH
                                                                             ---------  ---------  ---------  ---------
1997(1)(2)
  Net sales................................................................  $   3,779  $   4,286  $   4,409  $   4,583
  Operating income.........................................................        653        716        484        182
  Income (loss) before extraordinary item..................................        213        243        122       (176)
  Net income (loss)........................................................        213        243        122       (197)
  Per share data:(3)
    Basic income (loss) per share before extraordinary item................  $     .62  $     .72  $     .34  $    (.58)
    Diluted income (loss) per share before extraordinary item..............        .62        .71        .34       (.58)
    Common stock dividends declared........................................      .5125      .5125      .5125      .5125
    Market price of common stock
      --high...............................................................  $  38 7/8  $  36 1/2  $  36 1/8  $37 15/16
      --low................................................................     30 5/8         27    29 9/16   29 14/16
      --close..............................................................     32 1/4         33     34 3/8     37 1/2

                                                                                FIRST     SECOND      THIRD     FOURTH
                                                                              ---------  ---------  ---------  ---------
1996(4)
  Net sales.................................................................  $   3,886  $   4,203  $   4,349  $   4,625
  Operating income..........................................................        640        237        683        692
  Income (loss) before extraordinary item...................................        198        (27)       225        215
  Net income (loss).........................................................        198        (27)       225        215
  Per share data:(3)
    Basic income (loss) per share before extraordinary item.................  $     .58  $    (.11) $     .66  $     .63
    Diluted income (loss) per share before extraordinary item...............        .57       (.11)       .66        .63
    Common stock dividends declared.........................................      .4625      .4625      .4625      .4625
    Market price of common stock
      --high................................................................  $  35 1/4  $  34 1/2  $  32 3/8  $  34 5/8
      --low.................................................................         29         29     25 1/8     25 3/4
      --close...............................................................     30 1/4     31 3/4     26 1/8         34

------------------------

(1) The third quarter of 1997 includes $219 million ($133 million after-tax) related to the settlement agreements reached by RJRT with the Florida and Mississippi state attorneys general and in certain class action cases.

(2) The fourth quarter of 1997 includes $301 million ($235 million after-tax) of restructuring expense and approximately $89 million ($78 million after-tax) of restructuring-related expenses at the tobacco operations and $140 million ($85 million after-tax) related to the settlement agreement reached by RJRT with the Texas state attorney general.

(3) Earnings per share is computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(4) The second quarter of 1996 includes $428 million ($241 million after-tax, net of minority interest) of restructuring expense at the food operations. The second, third and fourth quarters of 1996 include $10 million, $17 million and $70 million, respectively, of restructuring-related expenses at the food operations.

                          ----------------------------

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                   1997           1996           1995
--------------------------------------------------------------------  -------------  -------------  -------------
Interest and debt expense...........................................    $     (98)     $     (98)     $     (29)
Other income (expense), net.........................................            7              6              2
                                                                      -------------  -------------  -------------
      Loss before income taxes......................................          (91)           (92)           (27)
Benefit for income taxes............................................          (36)           (34)           (15)
                                                                      -------------  -------------  -------------
      Loss before equity in income from subsidiaries................          (55)           (58)           (12)
Equity in income from subsidiaries, net of income taxes.............          457            669            639
                                                                      -------------  -------------  -------------
      Income before extraordinary item..............................          402            611            627
Extraordinary item--loss on early extinguishments of debt of
  subsidiary, net of income taxes...................................          (21)            --            (16)
                                                                      -------------  -------------  -------------
      Net income....................................................    $     381      $     611      $     611
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                   1997           1996           1995
--------------------------------------------------------------------  -------------  -------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................    $     381      $     611      $     611
                                                                      -------------  -------------  -------------
  Adjustments to reconcile net income to net cash flows from operating activities:
    Deferred income tax provision (benefit).........................            1             (6)             1
    Extraordinary item..............................................           43             --             29
    Equity in income from subsidiaries,
      net of income taxes...........................................         (457)          (669)          (639)
    Dividends received from subsidiary..............................          834          1,108            267
    Other, net......................................................           16             (2)           (36)
                                                                      -------------  -------------  -------------
        Total adjustments...........................................          437            431           (378)
                                                                      -------------  -------------  -------------
    Net cash flows from operating activities........................          818          1,042            233
                                                                      -------------  -------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repurchase of common stock........................................           --           (100)            --
  Dividends paid on common and preferred stock......................         (721)          (686)          (583)
  Other, net--including intercompany transfers and payments.........          (98)          (257)           338
                                                                      -------------  -------------  -------------
    Net cash flows used in financing activities.....................         (819)        (1,043)          (245)
                                                                      -------------  -------------  -------------
    Net change in cash and cash equivalents.........................           (1)            (1)           (12)
Cash and cash equivalents at beginning of period....................            1              2             14
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of period..........................    $      --      $       1      $       2
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                              1997           1996
-----------------------------------------------------------------------------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................    $      --      $       1
  Accounts and notes receivable, net...............................................            4              5
                                                                                     -------------  -------------
        TOTAL CURRENT ASSETS.......................................................            4              6
                                                                                     -------------  -------------
Investment in subsidiaries.........................................................       11,115         11,702
Other assets.......................................................................           17             23
                                                                                     -------------  -------------
                                                                                       $  11,136      $  11,731
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................    $     178      $     158
  Income taxes accrued.............................................................           33             24
                                                                                     -------------  -------------
        TOTAL CURRENT LIABILITIES..................................................          211            182
                                                                                     -------------  -------------
Intercompany payable, net..........................................................          229            355
Other noncurrent liabilities.......................................................           18             --
Deferred income taxes..............................................................           64             63
Junior subordinated debentures.....................................................          983            983
Commitments and contingencies (note D)

Stockholders' equity:
  Series C convertible preferred stock.............................................           --              3
  Other preferred stock............................................................          520            534
  Common stock--(1997--327,158,090 shares issued, 1996--273,574,308 shares
    issued)........................................................................            3              3
  Paid-in capital..................................................................        9,668         10,038
  Retained earnings................................................................           --             --
  Cumulative translation adjustments...............................................         (391)          (221)
  Treasury stock, at cost..........................................................         (100)          (100)
  Other stockholders' equity.......................................................          (69)          (109)
                                                                                     -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY.................................................        9,631         10,148
                                                                                     -------------  -------------
                                                                                       $  11,136      $  11,731
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--BASIS OF PRESENTATION

    Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

NOTE B--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 9 to the consolidated financial statements.

NOTE C--JUNIOR SUBORDINATED DEBENTURES

    See note 9 to the consolidated financial statements for information regarding the issuance of the junior subordinated debentures.

    RJRN Holdings' obligations under the junior subordinated debentures are unsecured and subordinate to all senior indebtedness of RJRN Holdings, but junior to all future stock issuances and stock guarantees. As of December 31, 1997, RJRN Holdings had no senior indebtedness other than its guarantee of RJRN's obligations under RJRN's credit agreements. RJRN Holdings guarantees all distributions made by its subsidiary trust, subordinate to any distributions to any senior debenture holders and junior subordinated debenture holders.

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

NOTE D--COMMITMENTS AND CONTINGENCIES

    RJRN Holdings has guaranteed the indebtedness of RJRN under RJRN's credit facilities.

    For disclosure of additional contingent liabilities, see note 10 to the consolidated financial statements.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)

YEAR ENDED DECEMBER 31                                                                1997       1996       1995
----------------------------------------------------------------------------------  ---------  ---------  ---------
Administrative expenses...........................................................  $      (5) $      (5) $      --
Interest and debt expense.........................................................       (433)      (454)      (614)
Other income (expense), net.......................................................        942        956        923
                                                                                    ---------  ---------  ---------
      Income before income taxes..................................................        504        497        309
Provision for income taxes........................................................        173        169         80
                                                                                    ---------  ---------  ---------
Income before equity in income from subsidiaries..................................        331        328        229
Equity in income from subsidiaries, net of income taxes...........................        123        338        409
                                                                                    ---------  ---------  ---------
      Income before extraordinary item............................................        454        666        638
Extraordinary item-loss on early extinguishments of debt of a subsidiary, net of
  income taxes and minority interest..............................................        (21)        --        (16)
                                                                                    ---------  ---------  ---------
Net income........................................................................  $     433  $     666  $     622
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEAR ENDED DECEMBER 31                                                                  1997       1996       1995
------------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income........................................................................  $     433  $     666  $     622
                                                                                      ---------  ---------  ---------
  Adjustments to reconcile net income to net cash flows from (used in) operating activities:
    Deferred income tax provision (benefit).........................................          7         (8)      (146)
    Extraordinary item..............................................................         43         --         29
    Equity in income from subsidiaries,
      net of income taxes...........................................................       (123)      (338)      (409)
    Dividends received from subsidiary..............................................        141        125         58
    Other, net......................................................................          1         20       (288)
                                                                                      ---------  ---------  ---------
        Total adjustments...........................................................         69       (201)      (756)
                                                                                      ---------  ---------  ---------
    Net cash flows from (used in) operating activities..............................        502        465       (134)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................................         --         (1)        --
                                                                                      ---------  ---------  ---------
    Net cash flows from (used in) investing activities..............................         --         (1)        --
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................        345         --        666
  Repayments of long-term debt......................................................        (28)      (118)      (800)
  Increase (decrease) in short-term borrowings......................................       (295)        53     (2,390)
  Financing and advisory fees paid..................................................         --         --        (29)
  Dividends paid to parent..........................................................       (834)    (1,108)      (267)
  Other, net--including intercompany transfers and payments.........................        437        717      2,919
                                                                                      ---------  ---------  ---------
    Net cash flows from (used in) financing activities..............................       (375)      (456)        99
                                                                                      ---------  ---------  ---------
    Net change in cash and cash equivalents.........................................        127          8        (35)
Cash and cash equivalents at beginning of period....................................         13          5         40
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of period..........................................  $     140  $      13  $       5
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                                     1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $     140  $      13
  Accounts and notes receivable.............................................................         40         63
  Prepaid expenses..........................................................................          6          1
                                                                                              ---------  ---------
        TOTAL CURRENT ASSETS................................................................        186         77
                                                                                              ---------  ---------
Intercompany receivable, net................................................................     10,802     11,248
Investment in subsidiaries..................................................................      5,815      6,067
Property, plant and equipment, net..........................................................          5          6
Other assets................................................................................         56         72
                                                                                              ---------  ---------
                                                                                              $  16,864  $  17,470
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................................................  $     171  $     184
  Current maturities of long-term debt......................................................         --         24
  Income taxes accrued......................................................................         42         43
                                                                                              ---------  ---------
        TOTAL CURRENT LIABILITIES...........................................................        213        251
                                                                                              ---------  ---------
Long-term debt (less current maturities)....................................................      4,944      4,928
Other noncurrent liabilities................................................................         54         71
Deferred income taxes.......................................................................        574        551
Commitments and contingencies (note C)
Stockholder's equity:
  Paid-in capital...........................................................................     11,470     11,890
  Retained earnings.........................................................................         --         --
  Cumulative translation adjustments........................................................       (391)      (221)
                                                                                              ---------  ---------
        TOTAL STOCKHOLDER'S EQUITY..........................................................     11,079     11,669
                                                                                              ---------  ---------
                                                                                              $  16,864  $  17,470
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--BASIS OF PRESENTATION

    Certain prior years' amounts have been reclassified to conform to the 1997 presentation.

NOTE B--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 9 to the consolidated financial statements.

NOTE C--COMMITMENTS AND CONTINGENCIES

    RJR Nabisco, Inc. has guaranteed most of the indebtedness of its international tobacco subsidiary. For disclosure of contingent liabilities, see note 10 to the consolidated financial statements.

                            ------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------

      3.1 (a) Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco Holdings Corp. as
             amended to and including April 12, 1995 (incorporated by reference to Exhibit 3.1(a) of the Quarterly
             Report on Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the fiscal quarter ended
             March 31, 1995, filed May 19, 1995 (the "First Quarter 1995 Form 10-Q")).

      3.1 (b) Certificate of Retirement of certain shares of Series B Cumulative Preferred Stock, filed October 11,
             1995 (incorporated by reference to Exhibit 3.1(m) of the Registrants' Annual Report on Form 10-K for
             the fiscal year ended December 31, 1995, File No.'s I-10215 and I-6388, filed on February 22, 1996
             (the "1995 Form 10-K")).

     *3.2    By-Laws of RJR Nabisco Holdings Corp. as Amended Effective December 15, 1997.

      3.3    A composite of the Certificate of Incorporation of RJR Nabisco, Inc., as amended to May 13, 1994
             (incorporated by reference to Exhibit 3.3(d) of the Registrants' Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994, File No.'s I- 10215 and I-6388 filed on February 23, 1995 (the
             "1994 Form 10-K")).

     *3.4    By-Laws of RJR Nabisco, Inc. as Amended Effective December 15, 1997.

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

EXHIBIT NO.
-----------
     10.1    Credit Agreement (the "Three Year Credit Agreement"), dated as of April 28, 1995, among RJR Nabisco,
             Inc., as Borrower, RJR Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing
             Agents, and various lending institutions (incorporated by reference to Exhibit 10.1 to the Second
             Quarter 1995 Form 10-Q).

     10.2    Credit Agreement (the "364 Day Credit Agreement"), dated as of April 28, 1995, among RJR Nabisco,
             Inc., as Borrower, RJR Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, N.A., Chemical Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing
             Agents, and various lending institutions (incorporated by reference to Exhibit 10.2 to the Second
             Quarter 1995 Form 10-Q).

     10.3    Agreement and Waiver to the Three Year Credit Agreement and the 364 Day Credit Agreement
             (collectively, the "RJRN Credit Agreements"), dated as of July 27, 1995 (incorporated by reference to
             Exhibit 10.5 to the Second Quarter 1995 Form 10-Q).

     10.4    First Amendment, dated as of September 12, 1995, to the RJRN Credit Agreements (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 filed October 31, 1995 (the "Third Quarter 1995 Form 10-Q")).

     10.5    Second Amendment, dated as of June 3, 1996, to the 364 Day Credit Agreement (incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 filed July 31, 1996 (the "Second Quarter 1996 Form 10-Q")).

     10.6    Second Amendment to the Three Year Credit Agreement and Third Amendment to the 364 Day Credit
             Agreement, dated as of January 31, 1997 (incorporated by reference to Exhibit 10.6 to the
             Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 14,
             1997 (the "1996 Form 10-K")).

     10.7    Fourth Amendment to the 364 Day Credit Agreement, dated as of April 4, 1997 (incorporated by reference to Exhibit 10.6 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, filed August 8, 1997 (the "Second Quarter 1997 Form 10-Q")).

     10.8    Third Amendment to the Three Year Credit Agreement and Fifth Amendment to the 364 Day Credit
             Agreement, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the
             Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, filed
             November 5, 1997 (the "Third Quarter 1997 Form 10-Q")).

    *10.9    Fourth Amendment to the Three Year Credit Agreement and Sixth Amendment to the 364 Day Credit
             Agreement, dated as of December 5, 1997.

    *10.10   Fifth Amendment to the Three Year Credit Agreement and Seventh Amendment to the 364 Day Credit
             Agreement, dated as of February 13, 1998.

     10.11   Credit Agreement (the "Five Year Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco, Inc., as Borrower, Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing Agents, and various lending institutions (incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K).

     10.12   Credit Agreement (the "364 Day Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco, Inc., as Borrower, Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing Agents, and various lending institutions (incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K).

    *10.13   First Amendment to the 364 Day Nabisco Credit Agreement, dated as of September 18, 1997.

     10.14   RJR Nabisco, Inc. Annual Incentive Award Plan, as amended and restated effective January 1, 1997
             (incorporated by reference to Exhibit 10.2 of the Third Quarter 1997 Form 10-Q).

EXHIBIT NO.
-----------
     10.15   RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan as amended and restated effective April 16,
             1997 (incorporated by reference to Exhibit 10.1 of the Second Quarter 1997 Form 10-Q).

     10.16   Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997 (incorporated by reference to Exhibit 10.2 of the Second Quarter
             1997 Form 10-Q).

     10.17   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997 (incorporated by reference to Exhibit 10.3 of the Second
             Quarter 1997 Form 10-Q).

     10.18   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1997 grant -- 1 year period) dated as of February 28, 1997 (incorporated by reference to Exhibit
             10.4 of the Second Quarter 1997 Form 10-Q).

     10.19   Form of Restricted Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of June 16, 1997 (incorporated by reference to Exhibit 10.5 of the Second Quarter
             1997 Form 10-Q).

     10.20   Non-Qualified Stock Option Agreement dated January 10, 1997 between RJR Nabisco Holdings Corp. and
             Steven F. Goldstone (incorporated by reference to Exhibit 10.1 of the Registrants' Quarterly Report
             on Form 10-Q for the fiscal quarter ended March 31, 1997, filed May 13, 1997 (the "First Quarter 1997
             Form 10-Q"))

     10.21   Form of Performance Appreciation Right Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 Form 10-Q).

     10.22   Restricted Stock Unit Agreement dated March 24, 1997 between RJR Nabisco Holdings Corp. and David B.
             Rickard (incorporated by reference to Exhibit 10.3 of the First Quarter 1997 Form 10-Q).

     10.23   Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1996; three-year period) (incorporated by reference to Exhibit 10.2 of the Registrants' Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 1, 1996 (the "First
             Quarter 1996 Form 10-Q")).

     10.24   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-regular) incorporated by reference to Exhibit 10.3 of the First Quarter 1996 Form
             10-Q.

     10.25   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein(1996 grant-insider) (incorporated by reference to Exhibit 10.4 of the First Quarter 1996 Form
             10-Q).

     10.26   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-executive)(incorporated by reference to Exhibit 10.5 of the First Quarter 1996
             Form 10-Q).

     10.27   Amendment to Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-insider) (incorporated by reference to Exhibit 10.5 to the Second
             Quarter 1996 Form 10-Q).

     10.28   Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A.(incorporated by reference to Exhibit 10.6 to the Registration Statement on
             Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April
             5, 1989, as amended (the "Form S-4, Registration No. 33-27894")).

EXHIBIT NO.
-----------
     10.29   Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A., Trustee, dated
             January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the Registrants' Annual Report on
             Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989 (the "1988 Form 10-K")).

     10.30   Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and
             Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Form S-4,
             Registration No. 33-27894).

     10.31(a) Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(g)(ii) to the 1988 Form 10-K).

     10.31(b) Amendment No. 2 to Master Trust Agreement, dated January 27,1989 (incorporated by reference to
             Exhibit 10(g)(iii) to the 1988 Form 10-K).

     10.32   Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
             Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

     10.33   Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988 Form 10- K).

     10.34   RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

     10.35(a) Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 Form 10-K).

     10.35(b) Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 Form 10-K).

     10.35(c) Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File
             No.'s I- 10215 and I-6388 filed on February 24, 1994 (the "1993 Form 10-K")).

     10.36   Amended and Restated Employment Agreement (dated June 1, 1996) by and between R.J. Reynolds
             International B.V. and Pierre deLabouchere (incorporated by reference to Exhibit 10.1 to the
             Registrants' Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1996, filed
             November 1, 1996 (the "Third Quarter 1996 Form 10-Q")).

     10.37   Engagement Agreement (dated March 3, 1995) between RJR Nabisco Holdings Corp. and Steven F. Goldstone
             (incorporated by reference to Exhibit 10.38 of the 1995 Form 10-K).

     10.38   Amended and Restated Employment Agreement (dated December 5,1995) by and among RJR Nabisco Holdings
             Corp., and RJR Nabisco, Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.40 of the 1995 Form 10-K).

     10.39   Contingent Performance Share Agreement (dated December 5, 1995) between RJR Nabisco Holdings Corp.
             and Steven F. Goldstone (incorporated by reference to Exhibit 10.42 of the 1995 Form 10-K).

     10.40   Secured Promissory Note (dated December 5, 1995) of Steven F. Goldstone in favor of RJR Nabisco
             Holdings Corp. (incorporated by reference to Exhibit 10.43 of the 1995 Form 10-K).

     10.41   Secured Promissory Note (dated May 15, 1996) of Steven F. Goldstone in favor of Nabisco Holdings
             Corp. (incorporated by reference to Exhibit 10.6 to the Third Quarter 1996 Form 10-Q).

     10.42   Amendment dated December 5, 1995 to Employment Agreement between RJR Nabisco Holdings Corp. and
             Andrew J. Schindler (incorporated by reference to Exhibit 10.44 of the Registrants' 1995 Form 10-K).

EXHIBIT NO.
-----------
     10.43   Participation Agreement RJR Nabisco, Inc. Supplemental Executive Retirement Plan for Andrew J.
             Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 of the Registrants'
             1995 Form 10-K).

     10.44   Amended and Restated Deferred Compensation Plan for RJR Directors (dated as of September 1, 1996)
             (incorporated by reference to Exhibit 10.2 of the Third Quarter 1996 Form 10-Q).

     10.45   Amended and Restated Equity Incentive Award Plan for Directors and Key Employees of RJR Nabisco
             Holdings Corp. and Subsidiaries (dated as of September 1, 1996) (incorporated by reference to Exhibit
             10.3 to the Third Quarter 1996 Form 10-Q).

     10.46   Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the First Quarter 1994 Form 10-Q).

     10.47   Amendment to Non-Qualified Stock Option Agreements dated prior to October 11, 1995 (incorporated by reference to Exhibit 10.75 of the 1995 Form 10-K).

     10.48   Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Reissued options) (incorporated by reference to Exhibit 10.77 of the
             1995 Form 10-K).

     10.49   Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Premium options) (incorporated by reference to Exhibit 10.78 of the
             1995 Form 10-K).

     10.50   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.79 of the 1995 Form 10-K).

     10.51   Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of May 31, 1996 (incorporated by reference to Exhibit 10.5 to the Third Quarter 1996
             Form 10-Q).

     10.52   Amendment dated July 10, 1995 to Executive Equity Program Agreement under the 1990 Long Term
             Incentive Plan between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.82 of the 1995 Form 10-K).

     10.53   Form of Employment Agreement dated October 11, 1995 (incorporated by reference to Exhibit 10.83 of the 1995 Form 10-K).

     10.54   Form of Employment Agreement dated November 1, 1995 (incorporated by reference to Exhibit 10.84 of the 1995 Form 10-K).

     10.55   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Election version) (incorporated by reference to Exhibit 10.86 of the 1995 Form 10-K).

     10.56   Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Annual version) (incorporated by reference to Exhibit 10.87 of the 1995 Form 10-K).

     10.57   Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in
             THE STATE OF FLORIDA V. AMERICAN TOBACCO COMPANY (incorporated by reference to Exhibit 2 to the
             Registrants' Current Report on Form 8-K dated August 25, 1997).

     10.58   Settlement Agreement dated January 16, 1998, between the State of Texas and settling defendants in
             THE STATE OF TEXAS V. AMERICAN TOBACCO COMPANY (incorporated by reference to Exhibit 2 to the
             Registrants' Current Report on Form 8-K dated January 16, 1998).

    *12.1    RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for each of the periods within the five year period ended December 31, 1997.

EXHIBIT NO.
-----------
    *21.     Subsidiaries of the Registrants.

    *23.     Consent of Independent Auditors.

    *24.     Powers of Attorney.

    *27.1    Financial Data Schedule of RJR Nabisco Holdings Corp.

    *27.2    Financial Data Schedule of RJR Nabisco, Inc.

    *99.     Expanded Litigation Disclosure.

------------------------

*   Filed herewith.