Form 10-Q
period 1998-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1998-05-15
CIK 847903, 83612

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                             ---------------------

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

                         ------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES _X_, NO ___.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 1998:

 RJR NABISCO HOLDINGS CORP.: 324,823,528 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                            ------------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Condensed Statements of Income--Three Months Ended March 31, 1998 and 1997........          1
           Consolidated Condensed Statements of Cash Flows--Three Months Ended March 31, 1998 and 1997....          2
           Consolidated Condensed Balance Sheets--March 31, 1998 and December 31, 1997....................          3
           Notes to Consolidated Condensed Financial Statements...........................................       4-12
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................      13-18

PART II--OTHER INFORMATION
Item 1.    Legal Proceedings..............................................................................      19-20
Item 6.    Exhibits and Reports on Form 8-K...............................................................         21
Signatures................................................................................................         22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                          MARCH 31, 1998          MARCH 31, 1997
                                                                      ----------------------  ----------------------
                                                                        RJRN                    RJRN
                                                                      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                      ---------  -----------  ---------  -----------
NET SALES*..........................................................  $   3,947   $   3,947   $   3,779   $   3,779
                                                                      ---------  -----------  ---------  -----------
Costs and expenses *
  Cost of products sold.............................................      1,787       1,787       1,720       1,720
  Selling, advertising, administrative and general expenses.........      1,391       1,392       1,248       1,249
  Tobacco settlement expense (note 4)...............................        349         349          --          --
  Amortization of trademarks and goodwill...........................        158         158         158         158
                                                                      ---------  -----------  ---------  -----------
    OPERATING INCOME................................................        262         261         653         652
Interest and debt expense...........................................       (221)       (197)       (232)       (209)
Other income (expense), net.........................................        (28)        (28)        (29)        (29)
                                                                      ---------  -----------  ---------  -----------
    INCOME BEFORE INCOME TAXES......................................         13          36         392         414
Provision for income taxes..........................................         22          33         166         176
                                                                      ---------  -----------  ---------  -----------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME OF NABISCO
      HOLDINGS......................................................         (9)          3         226         238
Less minority interest in income of Nabisco Holdings................         11          11          13          13
                                                                      ---------  -----------  ---------  -----------
    NET INCOME (LOSS)...............................................  $     (20)  $      (8)  $     213   $     225
                                                                      ---------  -----------  ---------  -----------
                                                                      ---------  -----------  ---------  -----------
BASIC NET INCOME (LOSS) PER SHARE...................................  $   (0.10)              $    0.62
DILUTED NET INCOME (LOSS) PER SHARE.................................  $   (0.10)              $    0.62
DIVIDENDS PER SHARE:
  Dividends per share of Series C preferred stock...................         --               $   1.503
  Dividends per share of common stock...............................  $  0.5125               $  0.5125

------------------------

* Excludes excise taxes of $828 million and $852 million for the three months ended March 31, 1998 and 1997, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                               THREE MONTHS           THREE MONTHS
                                                                                  ENDED                  ENDED
                                                                              MARCH 31, 1998         MARCH 31, 1997
                                                                           --------------------  ----------------------
                                                                             RJRN                   RJRN
                                                                           HOLDINGS     RJRN      HOLDINGS      RJRN
                                                                           ---------  ---------  -----------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)......................................................  $     (20) $      (8)  $     213   $     225
                                                                           ---------  ---------       -----   ---------
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
      Depreciation and amortization......................................        284        284         293         293
      Deferred income tax provision (benefit)............................        (17)       (17)         11          11
      Changes in working capital items, net..............................       (768)      (737)       (597)       (551)
      Tobacco settlement expense, net of cash payments...................        302        302          --          --
      Restructuring and restructuring related payments...................        (91)       (91)        (81)        (81)
      Other, net.........................................................         26         26         (10)        (12)
                                                                           ---------  ---------       -----   ---------
        Total adjustments................................................       (264)      (233)       (384)       (340)
                                                                           ---------  ---------       -----   ---------
    Net cash flows used in operating activities..........................       (284)      (241)       (171)       (115)
                                                                           ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................       (136)      (136)       (131)       (131)
  Disposition of businesses and certain assets...........................          6          6          36          36
  Repurchases of Nabisco Holdings' Class A common stock..................        (26)       (26)         --          --
  Proceeds from exercise of Nabisco Holdings' Class A common stock
    options..............................................................         15         15          --          --
                                                                           ---------  ---------       -----   ---------
    Net cash flows used in investing activities..........................       (141)      (141)        (95)        (95)
                                                                           ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings of long-term debt.......................................      1,004      1,004          65          65
  (Decrease) increase in short-term borrowings...........................       (575)      (575)        341         341
  Dividends paid on common and preferred stock...........................       (191)        (9)       (189)         (8)
  Other, net-including intercompany transfers and payments...............         55       (146)         23        (213)
                                                                           ---------  ---------       -----   ---------
    Net cash flows from financing activities.............................        293        274         240         185
                                                                           ---------  ---------       -----   ---------
Effect of exchange rate changes on cash and cash equivalents.............         --         --          (8)         (8)
                                                                           ---------  ---------       -----   ---------
    Net change in cash and cash equivalents..............................       (132)      (108)        (34)        (33)
Cash and cash equivalents at beginning of period.........................        348        348         252         251
                                                                           ---------  ---------       -----   ---------
Cash and cash equivalents at end of period...............................  $     216  $     240   $     218   $     218
                                                                           ---------  ---------       -----   ---------
                                                                           ---------  ---------       -----   ---------
Income taxes paid, net of refunds........................................  $     166  $     166   $     145   $     145
Interest paid............................................................  $     213  $     189   $     229   $     205
Tobacco settlement payments..............................................  $      47  $      47   $      --   $      --

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           MARCH 31, 1998      DECEMBER 31, 1997
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $     216  $     240  $     348  $     348
  Accounts and notes receivable, net..................................      1,188      1,187      1,122      1,118
  Inventories.........................................................      2,705      2,705      2,617      2,617
  Prepaid expenses and excise taxes...................................        510        510        538        538
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT ASSETS............................................      4,619      4,642      4,625      4,621
                                                                        ---------  ---------  ---------  ---------
Property, plant and equipment, net....................................      5,931      5,931      5,939      5,939
Trademarks, net.......................................................      7,712      7,712      7,759      7,759
Goodwill, net.........................................................     11,811     11,811     11,885     11,885
Other assets and deferred charges.....................................        420        406        470        453
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,493  $  30,502  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................  $     496  $     496  $     361  $     361
  Accounts payable and accrued liabilities............................      3,190      3,017      3,483      3,305
  Current maturities of long-term debt................................         57         57         33         33
  Income taxes accrued................................................        107        110        268        243
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT LIABILITIES.......................................      3,850      3,680      4,145      3,942
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      9,703      9,703      9,456      9,456
Minority interest in Nabisco Holdings.................................        813        813        812        812
Other noncurrent liabilities..........................................      2,305      1,876      2,157      1,908
Deferred income taxes.................................................      3,427      3,363      3,524      3,460
Contingencies (note 4)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
  debentures*.........................................................        953         --        953         --
Stockholders' equity:
  Other preferred stock...............................................        516         --        520         --
  Common stock (328,200,828 shares issued at March 31)................          3         --          3         --
  Paid-in capital.....................................................      9,502     11,458      9,668     11,470
  Retained earnings...................................................         --         --         --         --
  Accumulated other comprehensive income..............................       (391)      (391)      (391)      (391)
  Treasury stock, at cost.............................................       (100)        --       (100)        --
  Other stockholders' equity..........................................        (88)        --        (69)        --
                                                                        ---------  ---------  ---------  ---------
        TOTAL STOCKHOLDERS' EQUITY....................................      9,442     11,067      9,631     11,079
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,493  $  30,502  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

NOTE 1 -- INTERIM REPORTING

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred.

    Certain prior year amounts have been reclassified to conform to the 1998 presentation.

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Total comprehensive income, which primarily includes net income (loss) and foreign currency translation adjustments, was $(20) million and $171 million for RJRN Holdings and $(8) million and $183 million for RJRN for the three months ended March 31, 1998 and 1997, respectively.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and together with RJRN Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of RJRN Holdings and RJRN for the year ended December 31, 1997.

NOTE 2 -- INVENTORIES

    The major classes of inventory are shown in the table below:

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  -------------
Finished products...................................................   $     829     $     816
Leaf tobacco........................................................       1,215         1,184
Raw materials.......................................................         247           226
Other...............................................................         414           391
                                                                      -----------       ------
                                                                       $   2,705     $   2,617
                                                                      -----------       ------
                                                                      -----------       ------

NOTE 3 -- EARNINGS PER SHARE

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                           --------------------------------------------------
                                                     1998                      1997
                                           ------------------------  ------------------------
                                              BASIC       DILUTED       BASIC       DILUTED
                                           -----------  -----------  -----------  -----------
Net income (loss) applicable to common
  stock :
  Net income (loss)......................  $       (20) $       (20) $       213  $       213
  Preferred stock dividends..............          (11)         (11)         (11)         (11)
                                           -----------  -----------  -----------  -----------
                                           $       (31) $       (31) $       202  $       202
                                           -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares outstanding..............      323,798      323,798      323,780      323,780
  Assumed exercise of RJRN Holdings'
    stock options........................      --           --           --             1,696
                                           -----------  -----------  -----------  -----------
                                               323,798      323,798      323,780      325,476
                                           -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------

    Shares of ESOP convertible preferred stock of 13,432,872 and 14,396,049 were not included in computing diluted earnings per share for 1998 and 1997, respectively, because the effect would have been antidilutive. Common shares outstanding also exclude 966,000 shares of restricted stock as the vesting provisions have not been met.

NOTE 4--CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1998, 72 new actions were served against RJRT and/or its affiliates or indemnitees (as against 102 in the first quarter of 1997) and 16 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On March 31, 1998, there were 550 active cases pending, as compared with 278 on March 31, 1997 and 168 on March 31, 1996. As of April 30, 1998, 572 active cases were pending against RJRT and/or its affiliates or indemnitees, 566 in the United States, two in Puerto Rico, one in the Marshall Islands, two in Canada and one in Nigeria.

    The United States cases are in 45 states and the District of Columbia, and are distributed as follows: 198 in Florida, 103 in New York, 25 in California, 21 in Louisiana, 20 in Pennsylvania, 18 in Texas, 13 in Ohio, 12 in each of Alabama and Tennessee, 10 in each of Illinois and West Virginia, nine in the District of Columbia, eight in each of Mississippi and New Jersey, seven in Indiana, six in Georgia, five in each of Maryland, Massachusetts, Michigan, and Minnesota, four in each of Iowa, Kansas, Missouri, Nevada and South Dakota, three in each of Arizona, Arkansas, Colorado, Hawaii, New Mexico, Oklahoma, Rhode Island, Utah and Wisconsin, two in each of Connecticut, Kentucky, Montana, New Hampshire, Oregon, South Carolina, and Washington, and one each in Alaska, Idaho, Maine, North Carolina and Vermont. Of the 566 active cases in the United States, 451 are in state court and 115 are in federal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Nine of the 566 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-two cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. One hundred twenty of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Five, brought by entities administering asbestos liability, seek contribution for settlement costs.

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

    Juries have found for plaintiffs in three smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. The defendant in that case, CARTER V. BROWN & WILLIAMSON, is seeking to reverse the judgment on appeal. In two cases in 1997 brought by the same attorney who represented plaintiffs in the CARTER case, Florida state court juries found no RJRT liability. On March 19, 1998, an Indiana state court found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. In addition, during 1997 and early 1998, RJRT and other tobacco industry defendants have settled six lawsuits. See "Certain Settlements" below.

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

    Putative class action suits based on claims similar to those asserted in Castano have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. Suits are also expected to be filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Each such suit asserts claims on behalf of residents of a particular jurisdiction who claim to be addicted, injured, or at greater risk of injury by the use of tobacco, or are the legal survivors of such persons.

    In the class action suit pending in Florida, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their "addiction" to cigarettes has been certified. The case is scheduled for trial on July 6, 1998. A class was certified in another purported class action suit pending in Louisiana state court, SCOTT V. AMERICAN TOBACCO COMPANY, on April 11, 1997. The class certification decision is currently on appeal. Class certification was granted in two cases pending in New York state courts, HOSKINS V. R.J. REYNOLDS TOBACCO COMPANY and GEIGER V. AMERICAN TOBACCO COMPANY (in which certification was conditional). The parties have briefed and argued appeals brought by defendants in both cases. On January 28, 1998, class certification was granted by a Maryland state court in RICHARDSON V. PHILIP MORRIS. On April 8, 1998 the defendants filed a petition with the Maryland Court of Appeals to reverse the class certification decision. Class certification was denied on August 18, 1997, by a District of Columbia court in the case of REED V. PHILIP MORRIS. In October 1997, class certification was also denied in ARCH V. AMERICAN TOBACCO COMPANY (renamed BARNES V. AMERICAN TOBACCO COMPANY), which was pending in the United States District Court for the Eastern District of Pennsylvania. That court had initially certified a medical monitoring class based on the plaintiffs' amended complaint (having refused to certify a class based on the initial complaint), but on October 17, 1997, the judge reversed the certification and also dismissed the claims of each of the class representatives. Plaintiffs are appealing this ruling, and briefing concluded as of April 24, 1998. Oral argument is scheduled for June 4, 1998. In addition, in another purported class action brought in federal court in Puerto Rico, RUIZ V. AMERICAN TOBACCO COMPANY, the court on March 17, 1998, denied plaintiffs' motion for class certification. Another class action suit, BROIN V. PHILIP MORRIS, was settled by an agreement dated October 9, 1997 and approved by the Florida state court on February 3, 1998. The settlement has been appealed by various objectors, and briefing is underway. See "Certain Settlements" below.

    THE ATTORNEY GENERAL AND RELATED CASES. Forty-three states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection and antitrust statutes. On May 11, 1998, there were 39 such cases pending in the following states, commonwealths, or territories: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Marshall Islands, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. Tobacco company defendants have settled attorney general cases in the states of Mississippi, Florida, Texas and Minnesota. See "Certain Settlements" below.

    In addition to the 39 pending actions brought by the various attorneys general, 19 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and four native American tribes. A taxpayer case pending in Ohio was dismissed for lack of standing on February 12, 1998 (COYNE V. AMERICAN TOBACCO).

    UNION HEALTH AND WELFARE TRUST FUND CASES. On May 20, 1997, three Ohio based union health and welfare trust funds filed a putative class action in the United States District Court for the Northern District of Ohio (IRON WORKERS LOCAL V. PHILIP MORRIS). Three additional Ohio based union health and welfare trust funds were later added as plaintiffs. Plaintiffs seek to certify a class defined as "all labor-management multi-employer health and welfare funds operating in the State of Ohio whose funds were established pursuant to sections of the Labor Management Relations Act which provide their participants and beneficiaries medical, surgical and/or hospital care benefits and are defined as "employee welfare benefit plans" under ERISA. Like the attorney general cases, this and similar cases described below, seek to recover health-care costs expended for injuries allegedly caused by tobacco as well as, in some instances trebled anti-trust damages and other penalties.

    Following the filing of the IRON WORKERS case, a number of additional union health and welfare trust cases asserting comparable claims and seeking class-action treatment have been filed against RJRT and other cigarette manufacturers as well as, in some instances, their parent companies. On April 30, 1998, there were a total of fifty-six such cases, including the IRON WORKERS case, pending in the following states: Arizona, California, Connecticut, Florida, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Washington, and West Virginia.

    On December 24, 1997, one such case, NORTHWEST LABORERS-EMPLOYERS HEALTH & SECURITY TRUST FUND V. PHILIP MORRIS, filed in federal court in the State of Washington, was certified as a class action. The certified class consists of "all existing jointly administered and collectively bargained-for health and welfare trusts in Washington, and/or the trustees of such entities, that have provided or paid for health care and/or addiction treatment costs or services for employees or other beneficiaries."

    On March 26, 1998, a federal court in New York granted in part defendants' motions to dismiss two union health and welfare trust fund cases pending in federal court in New York City (LABORERS LOCAL 17 ET AL. V. PHILIP MORRIS AND UNITED FEDERATION OF TEACHERS V. PHILIP MORRIS). The court granted the motions as to plaintiffs' antitrust and unjust enrichment claims. Plaintiffs' claims asserted under RICO and those based on fraud and breach of a special duty remain in the case. In a California case (STATIONARY ENGINEERS LOCAL 39 HEALTH AND WELFARE TRUST AND CARPENTERS HEALTH AND WELFARE TRUST V. PHILIP MORRIS), on April 30, 1998, a federal district court judge dismissed plaintiffs' RICO, federal and state anti-trust, intentional breach of special duty, unfair business practices, and restitution and unjust enrichment claims with prejudice, gave plaintiffs 30 days to replead their claim of fraud and misrepresentation and left standing plaintiffs' claim for negligent breach of special duty.

    Two federal courts completely dismissed suits brought by labor unions. In SOUTHEAST FLORIDA LABORERS DISTRICT HEALTH AND WELFARE TRUST FUND V. PHILIP MORRIS, the court held that "Florida common law does not permit a plaintiff to recover in its own name from defendants for injuries which defendants allegedly caused to individual third party health care recipients." In addition to the common law claims advanced by plaintiffs, the court also dismissed their RICO and antitrust claims. In STEAMFITTERS LOCAL UNION NO. 420 WELFARE FUND, ET AL.
V. PHILIP MORRIS, ET AL., filed in federal court in Pennsylvania, the court also dismissed plaintiff's complaint in its entirety.

PROPOSED RESOLUTION.

    Following several months of negotiations with state attorneys general, representatives of the public health community and plaintiffs' lawyers, on June 20, 1997, a Memorandum of Understanding and Resolution (the "June 20(th) Agreement") that set forth concepts for federal legislation and a contractual protocol to resolve a variety of litigation and regulatory issues concerning tobacco was executed. The June 20(th) Agreement required the tobacco companies to make an initial $10 billion payment and subsequent annual multi-billion dollar payments expected to aggregate to approximately $368.5 billion over 25 years. The proposed legislation would also, among other things, have reduced retail access for tobacco products, eliminated cigarette vending machines and tobacco product sampling, conferred authority on the FDA to regulate the manufacture of tobacco products (with express limitations on authority relating to nicotine) and created publicly funded smoking cessation and education programs. The proposed legislation would have granted limited litigation protection to the tobacco industry, including a bar on class action suits, suits based on addiction and demands for punitive damages for past actions. It would also have capped industry payments in permitted individual lawsuits to an aggregate of $5 billion per year. The proposal also provided a "look-back" provision which would penalize manufacturers if youth smoking is not reduced by stated amounts in certain years after enactment, culminating in a 60% reduction after 10 years.

    None of the bills relating to the tobacco industry that Congress has considered since that time have offered terms consistent with those contained in the June 20(th) Agreement. The McCain bill reported out favorably by the Senate Commerce Committee and most other bills currently under consideration by Congress, among other things, significantly increase the payments required of the tobacco companies (and the price of tobacco products) and provide no limits on class action and other aggregated claim lawsuits while imposing limitations on tobacco advertising that RJRT believes violate the industry's constitutional rights. For further discussion of pending legislation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tobacco -- Governmental Activity."

    Based on the directions being taken by Congress discussed above, on April 8, 1998, Steven Goldstone, Chairman of RJRN, stated in a speech to the National Press Club in Washington, D.C., that "I no longer see any purpose in working toward the June 20(th) national settlement. I stand behind the comprehensive resolution embodied in the agreement, but I see no possibility in this environment to achieve it." Other companies with major cigarette industry interests have taken similar positions.

    There can be no assurance that Congress will not enact legislation that could have material adverse effects on the cigarette industry. The financial effects of any such legislation would depend, among other things, on (i) the amount, timing and tax treatment of the payments actually required of RJRT by the legislation; (ii) the means used to finance these payments; (iii) whether or not litigation protection affording financial predictability is provided; (iv) the impact of increased cigarette prices, advertising restrictions and other aspects of the legislation on domestic cigarette consumption; (v) the effect of the legislation on the consumption of tobacco products and on the regulatory and litigation environment outside the United States; (vi) the effect, if any, on public attitudes toward smoking and the tobacco industry; and (vii) the impact on RJRT's competitive position in the tobacco industry.

    RJRN had expected that implementation of the June 20(th) Agreement would increase the costs and reduce the consumption of RJRT's tobacco products in the United States. In particular, the substantial price increases necessary to fund payments of the magnitude contemplated by the June 20(th) Agreement were projected to have the effect of reducing domestic industry cigarette volumes by up to 45% over 10 years depending on the assumptions used. Such volume reduction would likely have a significant negative effect on the business of RJRT and the stated financial position of RJRN Holdings, RJRN and RJRT. Legislation that imposes greater financial burdens and less litigation relief than the June 20(th)Agreement, if passed by Congress, would have more severe effects on these entities. In evaluating any proposed legislation to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and predictability in annual aggregate contingency risk, against the resulting monetary, regulatory and other costs. For a further discussion of the effects of federal legislation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tobacco -- Governmental Activity."

CERTAIN SETTLEMENTS.

    Six cases have been settled, including four attorney general cases, since June 1997. The most significant of these settlements are described below.

    THE ATTORNEY GENERAL AGREEMENTS. Tobacco companies settled attorney general cases in Mississippi, Florida and Texas as they came to trial. (A subsequent settlement with Minnesota is described separately below). Each of the first three settling states agreed to a percentage share of the $10 billion initial and scheduled annual payments agreed to in the June 20(th) Agreement; 1.7% for Mississippi, 5.5% for Florida and 7.25% for Texas and also became entitled to attorneys' costs as well as private counsel fees as set by a panel of arbitrators subject to a $500 million aggregate annual cap for payment of such fees for all settlements of similar litigation. Each of the first three agreements also provides that if the U.S. Congress enacts federal legislation substantially equivalent to the June 20(th) Agreement, the terms of that legislation would generally supersede the terms of the state agreement. Defendants would receive credit for their payments under the state agreements against the obligations arising under the federal legislation. If, instead, the defendants enter into separate settlement agreements with other individual states, under certain circumstances these three settling states are entitled to terms at least as favorable as any other separately settling state. Under the most favored nation provisions of their settlement agreements, provided that Florida and Mississippi make equivalent advances, the tobacco companies could be required to make advances to private counsel in those states because they agreed to do so in their agreement with the State of Texas. Based on certain orders of the court having jurisdiction over the Florida settlement, RJRT may be required to pay its share of $50 million (approximately $12 million) as an advance on the fees of counsel to the State of Florida in mid May, 1998. Each tobacco company's share of advances of this type, for all settling states, would be based on market share.

    The settlements also provide that were federal legislation substantially equivalent to the June 20(th) Agreement to be enacted, Mississippi, Florida and Texas, because of their contribution to securing resolution of these matters, may apply to a panel of arbitrators for additional compensation. The settling defendants have agreed not to oppose applications of $75 million for Mississippi, $250 million for Florida and $329.5 million for Texas (as well as any increase over these amounts necessary to offset the difference, if any, between the amounts to be paid to these states during 1998 under the agreements and the amounts allocated to those states for that period under the federal legislation). Payment of these amounts would be made over a number of years and would be subject to an aggregate annual cap of $100 million for all settling states.

    On May 8, 1998, following a trial of approximately four months, the parties to STATE OF MINNESOTA AND BLUE CROSS AND BLUE SHIELD OF MINNESOTA V. PHILIP MORRIS entered into a series of agreements settling in full the claims brought by those entities against the tobacco industry. The financial terms of these agreements call for the industry to: (a) make six settlement payments aggregating $1.3 billion to the State starting with $240 million in September 1998 and, beginning January 1, 1999, continuing annually in varying amounts until January 2003 (adjusted commencing with the 2000 payment by the greater of 3% or the consumer price index and by the change in volume of cigarettes sold);
(b) make annual payments to the State commencing December 31, 1998 and each December 31st thereafter equal to 2.55% of the amounts that would be required annually under the June 20(th) Agreement ranging from a payment to Minnesota of $102 million in 1998 to $204 million in 2003 and thereafter (similarly adjusted commencing with the 1999 payment); (c) pay $469 million in compensation to Blue Cross/Blue Shield ("BCBS") in six installments beginning with $160 million in September, 1998 and continuing in varying amounts through January 2003 (similarly adjusted commencing with the 2000 payment); (d) pay attorneys' fees and costs aggregating approximately $569 million in installments (two installments in 1998 with respect to BCBS and five installments from September 1998 through July 2000 with respect to the State), and (e) pay $10 million per year commencing June 1, 1998 and continuing through June 1, 2007, for a national research fund relating to tobacco use by children.

    Each settling defendant's share of these obligations is generally to be based on its market share. However, the first of the six settlement payments to the State of Minnesota (item (a) above) and the first of the six installments payable to BCBS (item (c) above), are not based on market share and are expressly stipulated in the relevant agreement. RJRN Holdings has accrued $312 million in the first quarter of 1998 for its share of all fixed and determinable portions of the obligations described in the preceding paragraph and other settlement related costs. Total estimated payments for this and the other three attorney general agreements are estimated to be approximately $450 million in 1998. Because of the varying terms of the Mississippi, Florida and Texas settlement agreements, RJRN cannot currently predict whether and to what extent the Minnesota agreements might trigger any further obligations under the "most favored nation" provisions of those earlier agreements.

    The Minnesota agreements also include injunctive provisions relating to marketing and advertising of tobacco products. Defendants agreed not to make any payments to encourage display of cigarettes in any U.S. movie. Defendants also agreed not to target Minnesota children in the advertisement, promotion or marketing of cigarettes, and, after December 31, 1998, to refrain from marketing, licensing, distributing, selling or offering in the State of Minnesota, any service or non-tobacco product bearing the brand name, logo, symbol, motto, selling message, recognizable color or pattern of colors, or any other product identification linked to those used for any domestic brand of tobacco products.

    With respect to research and information, the settling defendants agree to disband the Council for Tobacco Research and turn over its research to the FDA within 90 days. Defendants further agree not to enter into any agreements that would limit competition in the production or distribution of information about the health or other consequences of tobacco use, or that would limit smoking and health research or research into marketing or development of new products. Finally, defendants are required to provide public access to industry documents and court files by maintaining existing document depositories at industry expense. These depositories, located in the United Kingdom and in Minnesota, are to be maintained for at least ten years.

    Each individual state agreement provides that the related settlement is not an admission or concession or evidence of any liability or wrongdoing on the part of any party and was entered into by the settling defendants solely to avoid the further expense and uncertainty of litigation.

    THE BROIN SETTLEMENT. The plaintiffs' attorneys in a class action case, BROIN V. PHILIP MORRIS, entered into a settlement agreement with participating tobacco company defendants on October 9, 1997. This case had been brought in Florida state court on behalf of all flight attendants of U.S. airlines alleged to be suffering from diseases or ailments caused by second-hand smoke in airplane cabins. This agreement requires the participating tobacco companies to pay $300 million in three annual installments, allocated among the companies by market share, to fund research on the early detection and cure of diseases associated with tobacco smoke. It also calls for those companies to pay a total of $49 million for plaintiffs' counsel's fees and expenses. The agreement bars class members from bringing aggregate claims or obtaining punitive or exemplary damages and also bars individual claims to the extent that they are based on fraud, misrepresentation, conspiracy to commit fraud or misrepresentation, RICO, suppression, concealment or any other alleged intentional or willful conduct. The defendants agree that in any individual case brought by a class member, they will bear the burden of proof regarding general causation that ordinarily would be born by the plaintiffs. Trial court approval of the BROIN settlement was granted on February 3, 1998, but this approval has been noticed for appeal and briefing is in progress. No payments with respect to either the research fund or attorney's fees will be due until final resolution of all appeals. RJRT's portion will be approximately $86 million. RJRT has already paid its market share of $3 million due to the BROIN attorneys in respect of costs and expenses. This amount is subject to recovery if the settlement is successfully challenged.

    RECENT AND SCHEDULED TRIALS. As of April 30, 1998, there were 11 cases scheduled for trial in 1998 against RJRT alleging injuries relating to tobacco. The next attorney general cases scheduled for trial are the State of Washington's, which has been scheduled for September 1998 and the State of Oklahoma's for November 1998. ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class-action case in Florida state court, is scheduled for trial on July 6, 1998. Cases against other tobacco company defendants are also scheduled for trial in 1998 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    OTHER DEVELOPMENTS. In 1997, four suits were filed in Georgia, California and New York (two) against RJRT and RJRN and various other tobacco industry entities for contribution/damages related to asbestos litigation. The suits alleged that cigarette smoke inhaled by the asbestos claimants caused the cancers complained of in the litigation in which certain asbestos companies had been involved. Two similar cases have been filed in Florida in 1998. RJRT and the other tobacco industry defendants in these actions dispute the claims advanced in these cases and intend to defend all such actions vigorously.

    A class action brought in Alabama state court against RJRT, RJRN and others, alleging violations of Alabama antitrust law, (MOSELY V. PHILIP MORRIS COMPANIES), was dismissed with prejudice on April 7, 1998. The dismissal was based on a joint stipulation and motion of the parties.

    RJRT understands that a grand jury investigation is being conducted in the Eastern District of New York examining possible violations of criminal law in connection with activities relating to the Council for Tobacco Research USA, Inc., of which RJRT is a sponsor. RJRT has responded, and will continue to respond, to document subpoenas issued by this grand jury. In addition, five subpoenas, the most recent dated February 12, 1998, were served on RJRT by a grand jury sitting in the District of Columbia. RJRT has responded or is in the process of responding to those subpoenas. RJRN and RJRT are unable to predict the outcome of these investigations.

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

    For a further discussion of litigation affecting the tobacco business see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Tobacco -- Governmental Activity."

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the McCain bill, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

NOTE 5--SUBSEQUENT EVENTS

    The financial condition and results of operations of RJRN Holdings and RJRN include a $312 million charge related to the settlement agreements reached on May 8, 1998 by RJRT with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, as well as other settlement related costs. See note 4 for further discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of RJRN Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    RESULTS OF OPERATIONS

    Summarized financial data for RJRN Holdings is as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------------
                                                                 1998       1997       % CHANGE
                                                               ---------  ---------  -------------
                                                                   (DOLLARS IN
                                                                    MILLIONS)
NET SALES:
RJRT.........................................................  $   1,176  $   1,076            9%
Reynolds International.......................................        809        798            1
                                                               ---------  ---------
  Total Tobacco..............................................      1,985      1,874            6
                                                               ---------  ---------
Nabisco Biscuit..............................................        850        801            6
U.S. Foods Group.............................................        530        527            1
                                                               ---------  ---------
Domestic Food Group..........................................      1,380      1,328            4
International Food Group.....................................        582        577            1
                                                               ---------  ---------
  Total Food.................................................      1,962      1,905            3
                                                               ---------  ---------
                                                               $   3,947  $   3,779            4
                                                               ---------  ---------
                                                               ---------  ---------

OPERATING COMPANY CONTRIBUTION(1):
RJRT(2)......................................................  $      28  $     380          (93)%
Reynolds International.......................................        173        195          (11)
                                                               ---------  ---------
  Total Tobacco..............................................        201        575          (65)
                                                               ---------  ---------
Nabisco Biscuit..............................................        143        134            7
U.S. Foods Group.............................................         63         65           (3)
                                                               ---------  ---------
Domestic Food Group..........................................        206        199            4
International Food Group.....................................         32         54          (41)
                                                               ---------  ---------
  Total Food.................................................        238        253           (6)
                                                               ---------  ---------
Headquarters.................................................        (19)       (17)         (12)
                                                               ---------  ---------
                                                               $     420  $     811          (48)
                                                               ---------  ---------
                                                               ---------  ---------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill.

(2) Includes a $312 million charge for upfront settlement costs related to the agreements reached by RJRT with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, as well as other settlement related costs.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    RJRT's net sales for the first quarter were $1.2 billion, $100 million or 9% higher than the comparable period in 1997. The increase is primarily attributable to higher pricing, partially offset by lower volume. Volume for the quarter decreased 2%, which was in line with total industry results.

    RJRT's overall retail share of market was essentially unchanged at 25.45%. RJRT's full-price share of market declined to 16.48% from 16.52%, while its savings share of market increased to 8.97% from 8.95%. Industry wide the full-price category for the first three months of 1998 increased to 73% of total shipments compared to 72% for the comparable period in 1997. RJRT's full-price shipments for the first three months of 1998 as a percentage of its total shipments decreased to 62% from 63% in 1997.

    Versus the comparable period in 1997, RJRT experienced growth in Winston, its largest full-price brand. Winston's volume rose 3% compared to the first quarter of 1997, resulting from the new national "No Bull" marketing campaign featuring a 100-percent-tobacco blend with no additives. While Camel's volume declined 2 percent versus the first quarter of 1997, its share increased from 5.02% to 5.25%. Salem's volume declined 10% compared to 1997. RJRT is currently testing a new advertising and promotional campaign in select markets to reverse Salem's declining trend. Doral, the industry's leading saving brand, experienced a 9% volume increase and a 12% increase in its share of the savings segment compared to the first quarter 1997.

    RJRT's operating company contribution decreased 93% to $28 million. The 1998 period includes a charge of $312 million ($199 million after-tax) related to settlement agreements reached by RJRT with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, as well as other settlement related costs. (See note 4 to the Consolidated Condensed Financial Statements for further discussion). Excluding the aforementioned charge, RJRT's operating company contribution decreased 11% to $340 million. The decrease is due primarily to the lower volume, ongoing settlement costs and increased marketing and litigation costs, which more than offset higher selling prices.

    RJRT announced a $2.50 per thousand cigarette price increase effective April 7, 1998 and subsequently announced another $2.50 per thousand cigarette price increase effective May 13, 1998. Similar price increases were announced by other cigarette manufacturers.

    Reynolds International's net sales amounted to $809 million for the first quarter of 1998, an increase of 1% from the comparable 1997 period. The period was negatively impacted by unfavorable foreign currency translation, partially offset by higher pricing and higher volume. Excluding the impact of unfavorable foreign currency translation, net sales would have increased approximately 9% over 1997. Overall volume of 49.0 billion units increased 18% from 1997 due primarily to gains in Central Europe and the Commonwealth of Independent States
(CIS) and Baltic regions, partially offset by softness in Western Europe.

    For the first quarter of 1998, volume in the CIS and Baltics grew 54% driven by Russia's volume growth of 84%, reflecting a strong performance from local or "heritage" brands promoting national themes. The company's Peter I brand is the largest-selling filter cigarette in Russia where Reynolds market share exceeds 20% and is growing. Volume in Central Europe increased 59% over 1997, with Turkey up 41%, fueled by Winston growth and Romania up more than 100%, fueled by Winchester and Monte Carlo. For the first quarter of 1998, volume comparisons remain down in the higher-margin, established markets of Western Europe. However, competitive pricing pressures that depressed performance in Western Europe for much of the past year have lessened and volumes in this region are beginning to stabilize. First-quarter trends in the region showed good improvement in 1998 versus the second half and fourth quarter of 1997.

    By brand, Camel volume was up slightly for the quarter, with gains on Camel Lights and Medium in markets such as Spain, Belgium, Greece, and Switzerland offsetting full-flavor losses. Winston volume was up 9 percent overall, driven by increased sales into the CIS, the Baltics and Spain. In addition, the new Winston Lights showed significant gains in Spain, as well as in Greece, Switzerland and Turkey. Salem volumes were soft due to declines in Asian markets, reflecting volatile economic conditions as well as comparisons against high quarterly volume last year in anticipation of price increases.

    Operating company contribution of $173 million for the first quarter of 1998 decreased 11% from 1997 mainly due to the negative impact of foreign currency translation. Absent the impact of foreign currency translation, operating company contribution for the quarter would have risen 2% over same period in 1997, primarily due to higher pricing and increased volume, partially offset by unfavorable mix.

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

    RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit in the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) challenging the regulations. Similar suits were filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit Court of Appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. Oral argument on the appeal has been heard, but because of the death of one of the members of the court presiding at this argument, a new hearing has been ordered and is scheduled to occur on June 9, 1998. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to prohibit the use of Joe Camel advertising, to require RJRT to undertake certain potentially costly public education activities and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. An administrative hearing is scheduled for November 2, 1998. On June 17, 1997, RJRT filed suit against the FTC in the Federal District Court for the Middle District of North Carolina, challenging the FTC's action as procedurally improper. The FTC has moved to dismiss the action.

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

    In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the State. The legislation contemplates public disclosure of all ingredients in descending order, a trade-secret disclosure that RJRT believes could damage the competitive position of its brands. RJRT, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. Both the manufacturers and the State are now seeking summary judgment from the district court. Oral argument is scheduled for May 1998.

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

    The governments of two states whose attorneys general have filed medical care cost recovery actions against tobacco companies, have passed new state laws specifically granting to the states independent (as opposed to subrogated) claims to recover Medicaid costs. These statutes also contain other procedures intended to facilitate recovery by the states and make it difficult for the tobacco company defendants to assert their traditional defenses.

    A number of foreign countries have also taken steps to discourage cigarette smoking, to restrict or prohibit cigarette advertising and promotion and to increase taxes on cigarettes. Such restrictions are, in some cases, more onerous than restrictions imposed in the United States. In 1997, the Canadian Parliament passed legislation permitting their Health Department to adopt new regulations that may substantially limit cigarette advertising and sponsorships. The regulations are expected to be promulgated by the end of 1998. Also in 1997, the EU Council of Health Ministers approved a directive banning all tobacco advertising (except at retail point-of-sale) and sponsorships. The EU Parliament approved the directive this year, and member countries will have three years to enact conforming legislation.

    As of April 30, 1998, the United States Congress was considering a number of bills that would impose new and severe regulations on the manufacturing, marketing and advertising of tobacco products and/or impose materially increased financial obligations on the tobacco industry. Although, by its execution of the June 20(th) Agreement, RJRT supported the enactment of legislation that would have imposed severe regulatory and financial burdens on the industry, it did so in anticipation that the legislation would also provide certain relief from litigation risk. The currently pending bills generally seek to impose greater burdens on the industry than those provided in the June 20(th) Agreement coupled with little or no litigation risk reduction. RJRT cannot predict what legislation, if any, will be enacted as a result of the current congressional activity, but it is possible that such legislation will not be advantageous to RJRT and could impact the dividend and share repurchase policies of RJRN Holdings and have a material adverse effect on RJRT's business and financial condition and that of its parent companies.

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

    For a description of certain litigation affecting RJRT and its affiliates, including the effects on results of operations of certain attorney general agreements, see note 4 to the consolidated condensed financial statements.

FOOD

    The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are comprised of the Nabisco Biscuit and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group includes the Sales & Integrated Logistics Group, the Specialty Products, LifeSavers, Planters, Tablespreads and Food Service organizations. Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

    The Domestic Food Group's net sales were 4% higher for the quarter, with Nabisco Biscuit up 6% and the U.S. Foods Group up 1%. Nabisco Biscuit's increase was principally due to the impact of four extra selling days in 1998. On a days-adjusted basis, 1998 net sales decreased by 1%. Nonetheless, results reflected volume improvements in core cookies and crackers, partially offset by volume declines in SnackWell's and breakfast snacks. The U.S. Foods Group's net sales increase was attributable to higher sales of nuts and condiments and the inclusion of Cornnuts snacks acquired in December 1997, partially offset by lower confectionery sales. Sales of confections were off versus last year, due primarily to the national introduction of SnackWell's candy in the first quarter of 1997. The International Food Group's net sales were up 1% for the quarter. The increase in net sales reflects improved results in Canada, Mexico and South Africa, partially offset by declines in Brazil, due principally to volume declines resulting from aggressive competitive activity in the biscuit and milk categories and in Asia, due to the impact of the regional economic downturn.

    The Domestic Food Group's operating company contribution was up 4%, with Nabisco Biscuit up 7% and the U.S. Foods Group down 3%. The improved operating results at Nabisco Biscuit resulted largely from higher sales and improved margins, partially offset by higher consumer marketing expense. The U.S. Foods Group's decrease in operating company contribution was primarily attributable to higher marketing and promotion expense, partially offset by slightly higher net sales and improved margins. The International Food Group's operating company contribution was down 41% for the quarter. The decrease was principally due to lower earnings in Brazil due to lower net sales and higher advertising expense, in Asia due to lower net sales, in Argentina due to competitive pricing pressures and in Canada, due to higher marketing expense, all of which more than offset small profitability improvements in Mexico and South Africa.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities were $284 million in the first quarter of 1998 compared to $171 million in the first quarter of 1997. The increase in the net cash flow used primarily reflects lower net income, the prepayment of foreign excise taxes in anticipation of price increases, higher income tax and restructuring payments and the tobacco settlement payments in 1998.

    Net cash flows used in investing activities for 1998 were $141 million, an increase of $46 million from the 1997 level of $95 million. The increase reflects lower proceeds from the sale and closure of certain international tobacco facilities in 1997 and the repurchases of Nabisco Holdings' Class A common stock net of stock option exercises.

    Net cash flows from financing activities increased to $293 million in the first quarter of 1998 from $240 million in 1997. The increase was primarily due to an overall increase in borrowings to fund operations.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in outflows of $323 million and $305 million for the first quarter of 1998 and 1997, respectively. The decrease in free cash flow primarily reflects lower operating company contribution, higher income tax and restructuring payments and the tobacco settlement payments in 1998.

    Total estimated payments in 1998 for all attorney general agreements, including agreements with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, will be approximately $450 million, which will be funded primarily by cash flows from operating and financing activities. Because of the varying terms of the Mississippi, Florida and Texas settlement agreements, RJRN cannot currently predict whether and to what extent the Minnesota agreements might trigger any further obligations under the "most favored nation" provisions of the settlement agreements entered into with those states in 1997 and early 1998. For further discussion of the potential impact of the proposed resolution of national, regulatory and litigation issues and various litigation settlements, including the effects of certain attorney general agreements, see note 4 to the consolidated condensed financial statements.

    Management of RJRN Holdings and its subsidiaries is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. Management is also exploring ways to increase efficiency and productivity and to reduce the cost structures of its respective businesses, actions that, if implemented, could affect future results.

    Capital expenditures were $136 million for the first three months of 1998. Management expects the current level of capital expenditures planned for 1998 to be in the range of approximately $650 million to $700 million (approximately 52% Food and 48% Tobacco), which will be funded primarily by cash flows from operating and financing activities. Management expects its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements particularly with respect to capital expenditures and the impact of proposed national legislation and various litigation settlements, including certain attorney general agreements, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                            ------------------------

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1998, 72 new actions were served against RJRT and/or its affiliates or indemnitees (as against 102 in the first quarter of 1997) and 16 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On March 31, 1998, there were 550 active cases pending, as compared with 278 on March 31, 1997 and 168 on March 31, 1996. As of April 30, 1998, 572 active cases were pending against RJRT and/or its affiliates or indemnitees, 566 in the United States, two in Puerto Rico, one in the Marshall Islands, two in Canada and one in Nigeria.

    The United States cases are in 45 states and the District of Columbia, and are distributed as follows: 198 in Florida, 103 in New York, 25 in California, 21 in Louisiana, 20 in Pennsylvania, 18 in Texas, 13 in Ohio, 12 in each of Alabama and Tennessee, 10 in each of Illinois and West Virginia, nine in the District of Columbia, eight in each of Mississippi and New Jersey, seven in Indiana, six in Georgia, five in each of Maryland, Massachusetts, Michigan, and Minnesota, four in each of Iowa, Kansas, Missouri, Nevada and South Dakota, three in each of Arizona, Arkansas, Colorado, Hawaii, New Mexico, Oklahoma, Rhode Island, Utah and Wisconsin, two in each of Connecticut, Kentucky, Montana, New Hampshire, Oregon, South Carolina, and Washington, and one each in Alaska, Idaho, Maine, North Carolina and Vermont. Of the 566 active cases in the United States, 451 are in state court and 115 are in federal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of states or large classes of claimants.

    For information about other litigation and legal proceedings, see note 4 to the consolidated condensed financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Governmental Activity."

                            ------------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the McCain bill, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

                            ------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
     10.1  Restricted Stock Agreement between RJR Nabisco Holdings Corp. and Steven F.
           Goldstone, dated as of January 15, 1998
     10.2  Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and Steven F.
           Goldstone, dated as of January 15, 1998.
     10.3  Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1998 grant -- 1 year period) dated as of February 6, 1998.
     10.4  Letter Agreement by and among Nabisco Holdings Corp., Nabisco, Inc., RJR Nabisco
           Holdings Corp., RJR Nabisco, Inc. and H. John Greeniaus, dated as of January 21,
           1998.
     10.5  Employment Agreement (dated January 15, 1998) among RJR Nabisco Holdings Corp., RJR
           Nabisco, Inc. and William L. Rosoff.
     10.6  Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and James M.
           Kilts, dated as of January 2, 1998.
     10.7  Amended and Restated Employment Agreement (dated January 1, 1997) among RJR Nabisco
           Holdings Corp., RJR Nabisco, Inc. and Steven F. Goldstone.
     10.8  Form of Performance Appreciation Right Agreement between RJR Nabisco Holdings Corp.
           and the grantee named therein (1998 Grant).
     10.9  Restricted Stock Agreement between RJR Nabisco Holdings Corp. and David B. Rickard, dated as of January 15, 1998.
    10.10  Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and David B.
           Rickard, dated as of January 15, 1998.
    10.11  Restricted Stock Agreement between RJR Nabisco Holdings Corp. and William L. Rosoff, dated as of January 15, 1998.
    10.12  Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and William
           L. Rosoff, dated as of January 15, 1998.

     12.1  RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1998.
     27.1  RJR Nabisco Holdings Corp. Financial Data Schedule for the three months ended March
           31, 1998.
     27.2  RJR Nabisco, Inc. Financial Data Schedule for the three months ended March 31, 1998.
     27.3  RJR Nabisco Holdings Corp. Financial Data Schedules for the nine months ended
           September 30, 1997 and six months ended June 30, 1997.
     27.4  RJR Nabisco Holdings Corp. Financial Data Schedules for the fiscal years ended
           December 31 1996 and 1995, the nine months ended September 30, 1996, the six months ended June 30, 1996 and the three months ended March 31, 1996.
     99.1  Settlement Agreement and Release in re: THE STATE OF MINNESOTA, ET AL., V. PHILIP
           MORRIS, ET AL., by and among the State of Minnesota, Blue Cross and Blue Shield of
           Minnesota and the various tobacco-company defendants named therein, dated as of May
           8, 1998.
     99.2  Settlement Agreement and Stipulation for Entry of Consent Judgement in re: THE STATE
           OF MINNESOTA, ET AL., V. PHILIP MORRIS, ET AL., by and among the State of Minnesota,
           Blue Cross and Blue Shield of Minnesota and the various tobacco-company defendants named therein, dated as of May 8, 1998.
     99.3  Form of Consent Judgement by Judge Kenneth J. Fitzpatrick, Judge of District Court
           in re: THE STATE OF MINNESOTA, ET AL., V. PHILIP MORRIS, ET AL.
     99.4  Agreement to Pay State of Minnesota Attorneys' Fees and Costs by and among the State of Minnesota and various tobacco companies, dated as of May 8, 1998.
     99.5  Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorneys' Fees and Costs
           by and among Blue Cross and Blue Shield of Minnesota and various tobacco companies, dated as of May 8, 1998.

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

                                              RJR NABISCO HOLDINGS CORP.
                                              RJR NABISCO, INC.

                                                               (Registrants)

Date: May 15, 1998                            /s/ DAVID B. RICKARD
                                              ------------------------------------------------
                                              David B. Rickard
                                              Senior Vice President and Chief Financial
                                              Officer

                                              /s/ RICHARD G. RUSSELL
                                              ------------------------------------------------
                                              Richard G. Russell
                                              Senior Vice President and Controller