Form 10-Q
period 1998-06-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1998-08-14
CIK 847903, 83612

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JULY 31, 1998:

 RJR NABISCO HOLDINGS CORP.: 324,812,528 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                            ------------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Condensed Statements of Income--Three Months Ended June 30, 1998 and 1997.........          1
           Consolidated Condensed Statements of Income--Six Months Ended June 30, 1998 and 1997...........          2
           Consolidated Condensed Statements of Cash Flows--Six Months Ended June 30, 1998 and 1997.......          3
           Consolidated Condensed Balance Sheets--June 30, 1998 and December 31, 1997.....................          4
           Notes to Consolidated Condensed Financial Statements...........................................       5-11
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................      12-19

PART II--OTHER INFORMATION
Item 1.    Legal Proceedings..............................................................................      20-21
Item 4.    Submission of Matters to a Vote of Security Holders............................................         22
Item 6.    Exhibits and Reports on Form 8-K...............................................................      23-24
Signatures................................................................................................         25

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                          JUNE 30, 1998           JUNE 30, 1997
                                                                      ----------------------  ----------------------
                                                                        RJRN                    RJRN
                                                                      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                      ---------  -----------  ---------  -----------
NET SALES*..........................................................  $   4,292   $   4,292   $   4,286   $   4,286
                                                                      ---------  -----------  ---------  -----------
Costs and expenses:
  Cost of products sold*............................................      1,886       1,886       1,954       1,954
  Selling, advertising, administrative and general expenses.........      1,624       1,624       1,456       1,455
  Tobacco settlement expense (note 4)...............................        145         145          --          --
  Amortization of trademarks and goodwill...........................        158         158         160         160
  Restructuring expense (note 1)....................................        406         406          --          --
                                                                      ---------  -----------  ---------  -----------
    OPERATING INCOME................................................         73          73         716         717
Interest and debt expense...........................................       (228)       (204)       (231)       (206)
Other income (expense), net.........................................        (35)        (35)        (47)        (47)
                                                                      ---------  -----------  ---------  -----------
    INCOME (LOSS) BEFORE INCOME TAXES...............................       (190)       (166)        438         464
Provision (benefit) for income taxes................................        (21)        (13)        175         184
                                                                      ---------  -----------  ---------  -----------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS) OF
      NABISCO HOLDINGS..............................................       (169)       (153)        263         280
Less minority interest in income (loss) of Nabisco Holdings.........        (39)        (39)         20          20
                                                                      ---------  -----------  ---------  -----------
    NET INCOME (LOSS)...............................................  $    (130)  $    (114)  $     243   $     260
                                                                      ---------  -----------  ---------  -----------
                                                                      ---------  -----------  ---------  -----------
BASIC NET INCOME (LOSS) PER SHARE...................................  $   (0.44)              $    0.72
DILUTED NET INCOME (LOSS) PER SHARE.................................  $   (0.44)              $    0.71
DIVIDENDS PER SHARE:
  Dividends per share of Series C preferred stock...................         --               $  0.7510
  Dividends per share of common stock...............................  $  0.5125               $  0.5125

------------------------

* Excludes excise taxes of $843 million and $879 million for the three months ended June 30, 1998 and 1997, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                                SIX MONTHS             SIX MONTHS
                                                                                  ENDED                  ENDED
                                                                              JUNE 30, 1998          JUNE 30, 1997
                                                                           --------------------  ----------------------
                                                                             RJRN                   RJRN
                                                                           HOLDINGS     RJRN      HOLDINGS      RJRN
                                                                           ---------  ---------  -----------  ---------
NET SALES*...............................................................  $   8,239  $   8,239   $   8,065   $   8,065
                                                                           ---------  ---------  -----------  ---------

Costs and expenses:
  Cost of products sold*.................................................      3,710      3,710       3,674       3,674
  Selling, advertising, administrative and general expenses..............      3,015      3,016       2,704       2,704
  Tobacco settlement expense (note 4)....................................        457        457          --          --
  Amortization of trademarks and goodwill................................        316        316         318         318
  Restructuring expense (note 1).........................................        406        406          --          --
                                                                           ---------  ---------  -----------  ---------
      OPERATING INCOME...................................................        335        334       1,369       1,369
Interest and debt expense................................................       (449)      (401)       (463)       (415)
Other income (expense), net..............................................        (63)       (63)        (76)        (76)
                                                                           ---------  ---------  -----------  ---------
      INCOME (LOSS) BEFORE INCOME TAXES..................................       (177)      (130)        830         878
Provision for income taxes...............................................          1         20         341         360
                                                                           ---------  ---------  -----------  ---------
      INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS) OF NABISCO
        HOLDINGS.........................................................       (178)      (150)        489         518
Less minority interest in income (loss) of Nabisco Holdings..............        (28)       (28)         33          33
                                                                           ---------  ---------  -----------  ---------
      NET INCOME (LOSS)..................................................  $    (150) $    (122)  $     456   $     485
                                                                           ---------  ---------  -----------  ---------
                                                                           ---------  ---------  -----------  ---------

BASIC NET INCOME (LOSS) PER SHARE........................................  $   (0.53)             $    1.34
DILUTED NET INCOME (LOSS) PER SHARE......................................  $   (0.53)             $    1.33
DIVIDENDS PER SHARE:
Dividends per share of Series C preferred stock..........................     --                  $   2.254
Dividends per share of common stock......................................  $   1.025              $   1.025

------------------------

* Excludes excise taxes of $1.671 billion and $1.731 billion for the six months ended June 30, 1998 and 1997, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                SIX MONTHS             SIX MONTHS
                                                                                  ENDED                  ENDED
                                                                              JUNE 30, 1998          JUNE 30, 1997
                                                                           --------------------  ----------------------
                                                                             RJRN                   RJRN
                                                                           HOLDINGS     RJRN      HOLDINGS      RJRN
                                                                           ---------  ---------  -----------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)......................................................  $    (150) $    (122)  $     456   $     485
                                                                           ---------  ---------       -----   ---------
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation and amortization......................................        570        570         579         579
      Deferred income tax benefit........................................       (205)      (205)         (1)         (1)
      Changes in working capital items, net..............................       (610)      (507)       (608)       (452)
      Tobacco settlement expense, net of cash payments...................        377        377          --          --
      Restructuring and restructuring related expense, net of cash
        payments.........................................................        292        292        (146)       (146)
      Other, net.........................................................        (20)       (21)         (7)        (14)
                                                                           ---------  ---------       -----   ---------
        Total adjustments................................................        404        506        (183)        (34)
                                                                           ---------  ---------       -----   ---------
    Net cash flows from operating activities.............................        254        384         273         451
                                                                           ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...................................................       (296)      (296)       (308)       (308)
  Acquisition of businesses..............................................         (9)        (9)     --          --
  Disposition of businesses and certain assets...........................         10         10         100         100
  Repurchases of Nabisco Holdings' Class A common stock..................        (38)       (38)         --          --
  Proceeds from exercise of Nabisco Holdings' Class A common stock
    options..............................................................         22         22          --          --
                                                                           ---------  ---------       -----   ---------
    Net cash flows used in investing activities..........................       (311)      (311)       (208)       (208)
                                                                           ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings of long-term debt.......................................      1,012      1,012          68          68
  (Decrease) increase in short-term borrowings...........................       (794)      (794)        239         239
  Dividends paid on common and preferred stock...........................       (373)       (18)       (383)        (16)
  Other, net-including intercompany transfers and payments...............         55       (430)         20        (524)
                                                                           ---------  ---------       -----   ---------
    Net cash flows used in financing activities..........................       (100)      (230)        (56)       (233)
                                                                           ---------  ---------       -----   ---------
Effect of exchange rate changes on cash and cash equivalents.............         (5)        (5)        (10)        (10)
                                                                           ---------  ---------       -----   ---------
    Net change in cash and cash equivalents..............................       (162)      (162)         (1)         --
Cash and cash equivalents at beginning of period.........................        348        348         252         251
                                                                           ---------  ---------       -----   ---------
Cash and cash equivalents at end of period...............................  $     186  $     186   $     251   $     251
                                                                           ---------  ---------       -----   ---------
                                                                           ---------  ---------       -----   ---------
Income taxes paid, net of refunds........................................  $     295  $     295   $     330   $     330
Interest paid............................................................  $     394  $     346   $     441   $     393
Tobacco settlement payments..............................................  $      80  $      80   $      --   $      --

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           JUNE 30, 1998       DECEMBER 31, 1997
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $     186  $     186  $     348  $     348
  Accounts and notes receivable, net..................................      1,158      1,155      1,122      1,118
  Inventories.........................................................      2,630      2,630      2,617      2,617
  Prepaid expenses and excise taxes...................................        712        712        538        538
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT ASSETS............................................      4,686      4,683      4,625      4,621
                                                                        ---------  ---------  ---------  ---------
Property, plant and equipment, net....................................      5,718      5,718      5,939      5,939
Trademarks, net.......................................................      7,651      7,651      7,759      7,759
Goodwill, net.........................................................     11,710     11,710     11,885     11,885
Other assets and deferred charges.....................................        480        466        470        453
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,245  $  30,228  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................  $     499  $     499  $     361  $     361
  Accounts payable and accrued liabilities............................      3,528      3,350      3,483      3,305
  Current maturities of long-term debt................................        222        222         33         33
  Income taxes accrued................................................        212        289        268        243
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT LIABILITIES.......................................      4,461      4,360      4,145      3,942
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      9,322      9,322      9,456      9,456
Minority interest in Nabisco Holdings.................................        761        761        812        812
Other noncurrent liabilities..........................................      2,272      1,560      2,157      1,908
Deferred income taxes.................................................      3,364      3,300      3,524      3,460
Contingencies (note 4)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
  debentures*.........................................................        953         --        953         --
Stockholders' equity:
  Other preferred stock...............................................        512         --        520         --
  Common stock (328,199,828 shares issued at June 30).................          3         --          3         --
  Paid-in capital.....................................................      9,199     11,347      9,668     11,470
  Retained earnings...................................................         --         --         --         --
  Accumulated other comprehensive income..............................       (422)      (422)      (391)      (391)
  Treasury stock, at cost.............................................       (100)        --       (100)        --
  Other stockholders' equity..........................................        (80)        --        (69)        --
                                                                        ---------  ---------  ---------  ---------
        TOTAL STOCKHOLDERS' EQUITY....................................      9,112     10,925      9,631     11,079
                                                                        ---------  ---------  ---------  ---------
                                                                        $  30,245  $  30,228  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

    Certain prior period amounts have been reclassified to conform to the current period presentation.

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

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources and primarily includes net income
(loss) and foreign currency translation adjustments. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $(161) million and $220 million, respectively, for RJRN Holdings and $(145) million and $237 million, respectively, for RJRN. Total comprehensive income for the six months ended June 30, 1998 and 1997 was $(181) million and $391 million, respectively, for RJRN Holdings and $(153) million and $420 million, respectively, for RJRN.

RESTRUCTURING CHARGES

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($216 million after-tax, net of minority interest) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The $406 million restructuring expense will require cash expenditures of approximately $164 million. In addition to the restructuring charge, the program will require additional cash expenditures of approximately $118 million, of which $6 million ($3 million after-tax, net of minority interest) was incurred in the second quarter of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and for training. After completion of the restructuring program, pre-tax savings in the year 2000 and thereafter are expected to be approximately $100 million annually.

    The major components of the $406 million restructuring charge are $162 million for domestic and international severance and related benefits associated with workforce reductions totaling approximately 4,300 employees, $186 million for estimated losses from disposals of property related to domestic and international plant closures, $43 million for estimated losses from disposals of equipment and packaging materials related to non-strategic product line rationalizations, and $15 million for estimated costs to terminate distribution related contracts.

    As of June 30, 1998, $7 million of the food restructuring accruals were utilized as follows: $5 million for severance and related benefits and $2 million for product line rationalizations.

    In the fourth quarter of 1997, RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) to reorganize its worldwide tobacco operations. As of June 30, 1998, $118 million of the tobacco restructuring accruals were utilized as follows: $56 million for employee severance and related benefits, $35 million for rationalization of manufacturing operations, $6 million for disposal of non-strategic investments, and $21 million for contract terminations and other costs.

NOTE 2 -- INVENTORIES

    The major classes of inventory are as follows:

                                                                       JUNE 30,    DECEMBER 31,
                                                                         1998          1997
                                                                      -----------  -------------
Finished products...................................................   $     796     $     816
Leaf tobacco........................................................       1,180         1,184
Raw materials.......................................................         238           226
Other...............................................................         416           391
                                                                      -----------       ------
                                                                       $   2,630     $   2,617
                                                                      -----------       ------
                                                                      -----------       ------

NOTE 3 -- EARNINGS PER SHARE

                                                 THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------------  ------------------------------------------
                                                  1998                  1997                  1998                  1997
                                          --------------------  --------------------  --------------------  --------------------
                                            BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock :
  Net income (loss).....................  $    (130) $    (130) $     243  $     243  $    (150) $    (150) $     456  $     456
  Preferred stock dividends.............        (11)       (11)       (11)       (11)       (22)       (22)       (22)       (22)
  Adjustment for the dilutive effect of
    Nabisco Holdings' stock options.....     --         --         --             (1)    --         --         --             (1)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          $    (141) $    (141) $     232  $     231  $    (172) $    (172) $     434  $     433
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares.........................    323,858    323,858    323,861    323,861    323,828    323,828    323,821    323,821
  Assumed exercise of RJRN Holdings'
    stock options.......................     --         --         --          1,135     --         --         --          1,416
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            323,858    323,858    323,861    324,996    323,828    323,828    323,821    325,237
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    Shares of ESOP convertible preferred stock of 13,214,133 and 14,199,704 were not included in computing diluted earnings per share for 1998 and 1997, respectively, because the effect would have been antidilutive. Common shares also exclude approximately 965,000 shares of restricted stock as the vesting provisions have not been met.

NOTE 4--CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1998, 67 new actions were served against RJRT and/or its affiliates or indemnitees (as against 111 in the second quarter of 1997) and 41 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On June 30, 1998, there were 575 active cases pending, as compared with 345 on June 30, 1997, and 193 on June 30, 1996. As of August 7, 1998, 586 active cases were pending against RJRT and/or its affiliates or indemnitees, 580 in the United States, two each in Canada and in Puerto Rico, and one in each of the Marshall Islands and Nigeria.

    The United States cases are in 47 states and the District of Columbia, and are distributed as follows: 160 in Florida, 109 in New York, 38 in California, 25 in Louisiana, 22 in Pennsylvania, 17 in Texas, 15 in Tennessee, 14 in each of Ohio and Alabama, 11 in each of Illinois and West Virginia, ten in each of the

District of Columbia and Nevada, nine in each of Mississippi and New Jersey, seven in each of Georgia and Massachusetts, six in each of Arkansas, Indiana and Minnesota, five in each of Iowa, Maryland, and Michigan, four in each of Arizona, Missouri and Utah, three in each of Colorado, Hawaii, Kansas, Kentucky, New Mexico, Oklahoma, Rhode Island, South Carolina, South Dakota, Washington and Wisconsin, two in each of Connecticut, New Hampshire, North Dakota and Oregon, and one each in Alaska, Idaho, Maine, Montana, North Carolina and Vermont. Of the 580 active cases in the United States, 457 are in state court and 123 are in federal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of states, union pension funds, or other large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Twelve of the 580 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-seven cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. One hundred twenty-four of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eight, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

    Juries have found for plaintiffs in four smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK VS. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. The defendant will appeal that verdict. In two cases in 1997, brought by the same attorney who represented plaintiffs in the CARTER AND WIDDICK cases, Florida state court juries found no RJRT liability. On March 19, 1998, an Indiana state court jury found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN
V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. In addition, during 1997 and early 1998, RJRT and other tobacco industry defendants settled six lawsuits. See "Certain Settlements" below.

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

    Putative class action suits based on claims similar to those asserted in CASTANO have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. Other types of class action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of such persons.

    Jury selection has begun in a class action suit pending in Florida, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. Jury selection is expected to take several weeks and the entire trial is likely to require several months to complete.

    Class certifications, initially granted in two cases pending in New York state courts, HOSKINS V. R.J. REYNOLDS TOBACCO COMPANY and GEIGER V. AMERICAN TOBACCO COMPANY, have been reversed on appeal. In the HOSKINS decision, rendered on July 16, 1998, the appeals court also dismissed the complaint entirely. In GEIGER, where class certification had originally been conditional, a July 6, 1998 decision returned the case to the trial court for limited class discovery and some form of hearing on class certification.

    THE ATTORNEY GENERAL AND RELATED CASES. Forty-three states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection and antitrust statutes. On August 7, 1998, there were 39 such cases pending in the following states or territories: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Marshall Islands, Maryland, Massachusetts, Michigan, Missouri, Montana, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. Tobacco company defendants have settled attorney general cases in the states of Mississippi, Florida, Texas and Minnesota. See "Certain Settlements" below.

    On July 24, 1998, an Indiana state court judge dismissed all claims by that state's attorney general for Medicaid recovery. The judge ruled that the state's exclusive remedy for recovering such costs is by subrogation on a case-by-case basis as to each Medicaid recipient. The state may appeal this decision.

    In addition to the 39 pending actions brought by the various attorneys general, 84 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, a university and five native American tribes. Sixty-three of these cases have been brought by health and welfare trusts funds and similar entities, and are pending in the following states: Arizona, California, Connecticut, Florida, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Texas, Washington, and West Virginia.

    On July 13, 1998, a federal district court in Maryland dismissed one such union case, SEAFARERS WELFARE PLAN V. PHILIP MORRIS, stating that "Plaintiffs' entire complaint suffers from the fundamental flaw that the funds themselves, as opposed to their participants or the pertinent employers, have not suffered any cognizable damages." The court also indicated that, even if the funds have suffered injury, each of the plaintiffs' claims are subject to dismissal because, among other reasons, the plaintiffs' alleged injuries are too remotely caused by the defendants to satisfy the requirements of proximate cause, plaintiffs' lack "antitrust standing," and plaintiffs failed to state a claim for unjust enrichment. A similar holding by an Oregon federal court on August 5, 1998, dismissed another union case, OREGON LABORERS-EMPLOYERS HEALTH AND WELFARE TRUST V. PHILIP MORRIS.

PROPOSED RESOLUTION.

    Since early 1997, RJRT and other tobacco companies have been seeking a collective resolution of the litigation and regulatory issues concerning tobacco. An initial agreement with attorneys general and certain plaintiffs' lawyers (the "June 20th Agreement"), signed in 1997, required the enactment of federal legislation, which has not occurred. RJRN had expected that implementation of the June 20th Agreement would increase the costs and reduce the consumption of RJRT's tobacco products in the United States. In particular, the substantial price increases necessary to fund payments of the magnitude contemplated by the June 20th Agreement were projected to have the effect of reducing domestic industry cigarette volumes by up to 45% over 10 years depending on the assumptions used. Such volume reduction would likely have had a significant negative effect on the business of RJRT and the stated financial position of RJRN Holdings, RJRN and RJRT.

    Congress is currently considering various alternatives. Legislation or other resolutions that impose greater financial burdens and/or afford less litigation relief than the June 20th Agreement could have more severe effects on RJRN Holdings, RJRN and RJRT than those discussed above.

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

    Tobacco companies are continuing to explore other alternatives to the June 20th Agreement, including discussions on settling one or more pending attorney general suits. No assurances can be given that such discussions will result in any alternative agreement or agreements or that such an agreement or agreements will resolve the full range of litigation and regulatory issues facing the tobacco companies.

    In evaluating any proposal to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and predictability in annual aggregate contingency risk, against the resulting monetary, regulatory and other costs. For a further discussion of the effects of federal legislation, see "Management's Discussion and Analysis of Financial Condition and Results of Operations --Tobacco -- Governmental Activity."

CERTAIN SETTLEMENTS.

    Six cases have been settled, including four attorney general cases, since June 1997: the attorney general cases in Mississippi, Florida, Texas and Minnesota, a class action in Florida and an unfair trade practices case in California. These settlements have been described in prior SEC filings on Forms 10-Q and

8-K. (See RJRN's Report on Form 10-Q for the Quarterly Period ended March 31, 1998, filed May 15, 1998 (the "1998 First Quarter 10-Q"); RJRN's Report on Form 8-K dated January 16, 1998; RJRN's Report on Form 8-K dated August 25, 1997; and RJRN's Report on Form 10-Q for the Quarterly Period ended June 30, 1997, filed August 8, 1997.)

    As described in the prior filings, the Mississippi, Florida and Texas settlement agreements provided that, if the defendants entered into subsequent settlement agreements with any other state or states, these three states would, under certain circumstances, be entitled to terms at least as favorable to them as those contained in any such future settlement. In July 1998, in light of their May settlement with the State of Minnesota, tobacco company defendants, including RJRT, entered into supplementary agreements with the states of Mississippi and Texas to make "most favored nation" adjustments to the original settlement agreements with those states.

    The supplemental agreements with Mississippi and Texas provide for additional "initial payments" by the industry to be paid according to an annual schedule over five years, commencing in January 1999. The first payment to Mississippi, due in January 1999, is set at $41,738,000; payments for the years 2000 through 2002 are set at $145,173,000 per year; and the final payment in 2003 is set at $72,743,000. A similar formula was adopted in the Texas agreement. The first supplemental payment due to Texas in January 1999 is set at $156,530,000; payments for the years 2000 through 2002 are set at $605,090,000 per year and the final payment in 2003 is set at $303,200,000.

    All of these industry obligations are to be apportioned among the settling defendants on the basis of their market share. Except for the 1999 initial payments, they are to be adjusted upward by the greater of 3% or the cost of living index and up or down by volume of cigarettes sold in each year. In addition, these agreements modify the "most favored nation" terms applicable to these states so that they apply only to certain non-economic terms of any future settlement agreements with separately settling states or other non-federal governmental entities.

    In separate fee payment agreements, also part of the most favored nation adjustments, RJRT and the other settling defendants agreed to pay advances towards the fees of private counsel for Mississippi and Texas. As previously agreed, these fees are to be awarded by arbitration panels that will be appointed and begin deliberations in the fall of 1998. Pursuant to the fee payment agreements, advances on these awards, to be credited against future payments beginning in 1999, were paid for Mississippi's private counsel in the amount of $100,000,000. The same amount was advanced for Texas' private counsel, $50,000,000 pursuant to the initial settlement agreement and $50,000,000 pursuant to the fee payment agreement.

    The fee payment agreements establish an annual cap of $500,000,000 for payments of all attorneys' fees awarded by arbitration panels pursuant to past and future smoking and health litigation settlements (other than settlements of cases brought by a single plaintiff). The fee cap was $250,000,000 with respect to 1997. The agreements create a mechanism for allocating these payments among eligible counsel on a quarterly basis. Although the first payments of arbitration awards are to become due on December 15, 1998, Reynolds obligations are to be deferred to January 1999 to the extent of $62,000,000 in the aggregate for both states.

    Negotiations to amend the settlement agreement with the State of Florida are ongoing and if an agreement is achieved, will likely give rise to increases in the "initial payments" due to that state, and create an obligation to make advance payments against future attorneys' fee awards for that state's private counsel.

    RJRN Holdings accrued $312 million in the first quarter of 1998 for its share of all fixed and determinable portions of its obligations related to the Minnesota settlements and other settlement related costs. In the second quarter of 1998, RJRN Holdings accrued $145 million related to the additional "initial payments" expected to be made under the supplementary agreements and advances toward the fees of private counsel discussed above. Total estimated cash payments in 1998 for all attorney general agreements and related fee payment agreements will be approximately $600 million, $80 million of which has been paid as of June 30, 1998.

    RECENT AND SCHEDULED TRIALS. As of August 7, 1998, there were six cases scheduled for trial in 1998 against RJRT alleging injuries relating to tobacco. The next attorney general case scheduled for trial is the State of Washington's, which has been scheduled for September 14, 1998. ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, a class-action case in Florida state court, began on July 6, 1998. Cases against other tobacco company defendants are also scheduled for trial in 1998 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    RJRT is aware of certain grand jury investigations being conducted in New York and Washington, D.C. which relate to the cigarette business. For a further discussion of these investigations see the 1998 First Quarter 10-Q.

    Litigation is subject to many uncertainties, and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

    Although it is impossible to predict the outcome of such events on pending litigation and the rate at which new lawsuits may be filed against RJRT, RJRN and RJRN Holdings, a significant increase in litigation and/or in adverse outcomes for tobacco defendants could have an adverse effect on any one or all of these entities. RJRT, RJRN and RJRN Holdings each believes that it has a number of valid defenses to any such actions and intends to defend such actions vigorously.

    RJRN Holdings and RJRN believe that, notwithstanding the quality of defenses available to them and RJRT in litigation matters, it is possible that the results of operations or cash flows of RJRN Holdings or RJRN in particular quarterly or annual periods or the financial condition of RJRN Holdings and RJRN could be materially affected by the ultimate outcome of certain pending litigation matters (including litigation costs). Management is unable to predict the outcome of the litigation or to derive a meaningful estimate of the amount or range of any possible loss in any particular quarterly or annual period or in the aggregate.

NOTE 5--SUBSEQUENT EVENTS

    In July 1998, Nabisco sold its College Inn brand of canned broths and signed agreements, which are subject to certain conditions, to sell its U.S. and Canadian tablespreads and U.S. egg substitute businesses and the Del Monte brand canned vegetable business in Venezuela. In 1997, net sales from these businesses totaled approximately $550 million. Subject to completion, these transactions will be recorded in the third quarter of 1998 and are expected to result in a net after-tax gain.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. The results of operations discussion and analysis is broken into three sections. The first section includes reported information for net sales and operating company contribution as included in the historical consolidated condensed financial statements. The second section illustrates operating company contribution on a basis consistent with how management manages the ongoing businesses. It excludes one-time items that management believes affect the comparability of the results of operations. This section should not be viewed as a substitute for the historical results of operations but as a tool to better understand underlying trends in the business. The last section includes management's discussion and analysis of the ongoing results. The following discussion and analysis of RJRN Holdings' financial condition and results of operations should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    RESULTS OF OPERATIONS

                                                             THREE MONTHS                          SIX MONTHS
                                                            ENDED JUNE 30,                       ENDED JUNE 30,
                                                  -----------------------------------  -----------------------------------
                                                    1998       1997       % CHANGE       1998       1997       % CHANGE
                                                  ---------  ---------  -------------  ---------  ---------  -------------
                                                                           (DOLLARS IN MILLIONS)
NET SALES:
RJRT............................................  $   1,398  $   1,216           15%   $   2,574  $   2,292           12%
Reynolds International..........................        763        879          (13)       1,572      1,677           (6)
                                                  ---------  ---------                 ---------  ---------
    Total Tobacco...............................      2,161      2,095            3        4,146      3,969            4
                                                  ---------  ---------                 ---------  ---------
Nabisco Biscuit.................................        864        907           (5)       1,714      1,708       --
U.S. Foods Group................................        637        647           (2)       1,167      1,174           (1)
                                                  ---------  ---------                 ---------  ---------
Domestic Food Group.............................      1,501      1,554           (3)       2,881      2,882       --
International Food Group........................        630        637           (1)       1,212      1,214       --
                                                  ---------  ---------                 ---------  ---------
    Total Food..................................      2,131      2,191           (3)       4,093      4,096       --
                                                  ---------  ---------                 ---------  ---------
                                                  $   4,292  $   4,286       --        $   8,239  $   8,065            2
                                                  ---------  ---------                 ---------  ---------
                                                  ---------  ---------                 ---------  ---------

OPERATING COMPANY CONTRIBUTION:(1)
RJRT(2).........................................  $     265  $     395          (33)   $     293  $     775          (62)
Reynolds International..........................        140        179          (22)         313        374          (16)
                                                  ---------  ---------                 ---------  ---------
    Total Tobacco...............................        405        574          (29)         606      1,149          (47)
                                                  ---------  ---------                 ---------  ---------
Nabisco Biscuit(3)..............................        125        183          (32)         268        317          (15)
U.S. Foods Group(3).............................         81         93          (13)         144        158           (9)
                                                  ---------  ---------                 ---------  ---------
Domestic Food Group.............................        206        276          (25)         412        475          (13)
International Food Group........................         47         44            7           79         98          (19)
                                                  ---------  ---------                 ---------  ---------
    Total Food..................................        253        320          (21)         491        573          (14)
                                                  ---------  ---------                 ---------  ---------
Headquarters....................................        (21)       (18)         (17)         (40)       (35)         (14)
                                                  ---------  ---------                 ---------  ---------
                                                  $     637  $     876          (27)   $   1,057  $   1,687          (37)
                                                  ---------  ---------                 ---------  ---------
                                                  ---------  ---------                 ---------  ---------

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring expense. Restructuring expense of $406 million related to the food business was recorded in the second quarter of 1998 ($268 million at Biscuit, $90 million at U.S. Foods Group and $48 million at International).

(2) 1998 includes $145 million of additional tobacco settlement charges incurred relating to certain prior state settlement agreements for the three months ended June 30, 1998 and $457 million related to the settlement agreement reached with the Minnesota state attorney general ($312 million) and the additional tobacco settlement charges incurred relating to certain prior state settlement agreements ($145 million) for the six months ended June 30, 1998.

(3) Both 1998 periods include $6 million of charges related to the implementation of the restructuring of the food business ($4 million at Biscuit and $2 million at U.S. Foods Group).

    The following table represents operating company contribution comparisons based upon ongoing results. It excludes all one-time items which management believes affect the comparability of the results of operations. These items are discussed in footnotes (1) through (3) above.

                                                               THREE MONTHS                          SIX MONTHS
                                                              ENDED JUNE 30,                       ENDED JUNE 30,
                                                    -----------------------------------  -----------------------------------
                                                      1998       1997       % CHANGE       1998       1997       % CHANGE
                                                    ---------  ---------  -------------  ---------  ---------  -------------

                                                                             (DOLLARS IN MILLIONS)
OPERATING COMPANY CONTRIBUTION:
RJRT..............................................  $     410  $     395            4%   $     750  $     775           (3)%
Reynolds International............................        140        179          (22)         313        374          (16)
                                                    ---------  ---------                 ---------  ---------
    Total Tobacco.................................        550        574           (4)       1,063      1,149           (7)
                                                    ---------  ---------                 ---------  ---------
Nabisco Biscuit...................................        129        183          (30)         272        317          (14)
U.S. Foods Group..................................         83         93          (11)         146        158           (8)
                                                    ---------  ---------                 ---------  ---------
Domestic Food Group...............................        212        276          (23)         418        475          (12)
International Food Group..........................         47         44            7           79         98          (19)
                                                    ---------  ---------                 ---------  ---------
    Total Food....................................        259        320          (19)         497        573          (13)
                                                    ---------  ---------                 ---------  ---------
Headquarters......................................        (21)       (18)         (17)         (40)       (35)         (14)
                                                    ---------  ---------                 ---------  ---------
                                                    $     788  $     876          (10)   $   1,520  $   1,687          (10)
                                                    ---------  ---------                 ---------  ---------
                                                    ---------  ---------                 ---------  ---------

UNLESS OTHERWISE NOTED, DISCUSSIONS OF THE RESULTS OF OPERATIONS ARE BASED ON ONGOING RESULTS.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    RJRT's net sales for the second quarter were $1.4 billion, $182 million higher than the comparable period in 1997 and $2.57 billion for the first six months of 1998, an increase of $282 million over 1997. The increase for both periods is primarily attributable to higher pricing ($217 million for the second quarter and $367 million for the first six months of 1998), partially offset by lower volume ($39 million for the second quarter and $63 million for the first six months of 1998). The pricing increase is before competitive discounting. See the operating company contribution discussion below. Volume for both periods decreased 3%, which was in line with total industry results.

    RJRT's overall retail share of market for the second quarter of 1998 decreased to 25.32% from 25.44% in the prior year comparable period. For the second quarter of 1998, RJRT's full-price share of market declined to 16.42% from 16.70%, while its savings share of market increased to 8.90% from 8.75%. Retail share of market for RJRT for the first six months of 1998 decreased to 25.38% compared to 25.45% in 1997. Full price share of market declined to 16.45% for the first six months of 1998 versus 16.61% in 1997, while savings increased to 8.94% in 1998 from 8.84% in 1997. Industry wide the full-price category for the three and six months ended June 30, 1998 increased to 73% of total shipments compared to 72% for the comparable periods in 1997. RJRT's full-price shipments for the three and six months ended June 30, 1998 as a percentage of its total shipments decreased to 62% from 63% in 1997.

    RJRT experienced growth in Winston, its largest full-price brand for both the second quarter and first six months of 1998. Winston's volume rose 3% in both periods compared to the prior periods, resulting from the new national "No Bull" marketing campaign featuring a 100-percent-tobacco blend with no additives. While Camel's volume declined 7% and 4% for the second quarter and the first six months of

1998, respectively, compared to prior periods its retail share of market increased 2% and 3% for the second quarter and the first six months of 1998, respectively. Salem's volume declined 7% and 8% for the second quarter and first six months of 1998, respectively compared to the 1997 comparable periods. RJRT is currently testing a new advertising and promotional campaign in select markets to reverse Salem's declining trend. Doral, the industry's leading savings brand, experienced an 8% volume increase in both periods over the prior year.

    RJRT's operating company contribution increased 4% to $410 million for the second quarter of 1998 and decreased 3% to $750 million for the first six months of 1998. The increase in the second quarter is due primarily to increased pricing ($217 million), partially offset by lower volume ($32 million), ongoing settlement costs ($38 million) and competitive discounting (marketing) ($128 million). The decrease in the first six months of 1998 is due to a decrease in volume ($51 million), competitive discounting (marketing) ($195 million), ongoing settlement costs ($75 million) and an increase in other costs (legal, product costs and merchandising costs), partially offset by increased pricing ($367 million).

    RJRT announced a $3.00 per thousand cigarette price increase effective August 5, 1998. This follows two other price increases of $2.50 per thousand cigarettes announced in the second quarter of this year. Similar price increases were announced by other cigarette manufacturers.

    Reynolds International's net sales were $763 million for the second quarter of 1998, a decrease of 13% over the comparable 1997 quarter. Excluding the impact of unfavorable foreign currency translation, net sales would have decreased 8% versus 1997. Overall volume of 46.6 billion units was down 8% versus 1997, primarily due to overall weakness in Special Markets and deteriorating economic conditions in the CIS and Baltics region.

    Reynolds International's net sales decreased 6% to $1.57 billion for the first six months of 1998 over the 1997 comparable period, primarily due to the economic slowdown in Asia and the negative impact of foreign currency translation. Excluding the impact of unfavorable foreign currency translation, net sales would have remained flat compared to 1997. Overall volume of 95.6 billion units increased by 4% from 1997 primarily as a result of volume gains of 14% in the CIS and Baltics and the East and Central Europe regions (low margin markets), more than offsetting softness in Western European and Asian markets (high margin markets).

    Operating company contribution was $140 million for the second quarter of 1998, a decrease of 22% over the second quarter of 1997, and $313 million for the first six months of 1998, a 16% decrease over the comparable 1997 period. The decrease in the second quarter was driven primarily by the lower volume and the impact of unfavorable foreign currency translation. For the first six months of 1998, the decrease was driven primarily by unfavorable foreign currency translation and lower sales in high margin markets. Excluding the impact of unfavorable foreign currency translation, operating company contribution for the second quarter and first six months of 1998 would have decreased approximately 12% and 5%, respectively compared to the comparable 1997 periods.

GOVERNMENTAL ACTIVITY

    In August 1996, the U.S. Food and Drug Administration (the "FDA") asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products to be medical devices and adopting regulations, first proposed in 1995, on the advertising, promotion and sale of cigarettes. Regulations establishing 18 as the national minimum age for the sale of cigarettes and requiring age identification from purchasers who appear to be under age 26 became effective in February 1997. Implementation of the remaining regulations, which prohibit or impose stringent limits on a broad range of sales and marketing practices, was stayed by the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) pending appeal of its ruling that, among other things, certain of the FDA restrictions on tobacco advertising were beyond the FDA's authority. A second oral argument on appeal, required because of the death of one of the jurors on the original appeals court panel, occurred June 9, 1998. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to prohibit the use of Joe Camel advertising, to require RJRT to undertake certain potentially costly public education activities and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. An administrative hearing is scheduled for November 2, 1998. On June 17, 1997, RJRT filed suit against the FTC in the Federal District Court for the Middle District of North Carolina, challenging the FTC's action as procedurally improper. The FTC moved to dismiss the action. On July 17, 1998 the court granted the FTC's motion, citing lack of subject matter jurisdiction.

    In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report entitled, "Respiratory Health Effects of Passive Smoking: Lung Cancer and Other Disorders," which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJRT and others filed suit in the U.S. District Court for the Middle District of North Carolina (FLUE-CURED STABILIZATION CORP. V. U.S. ENVIRONMENTAL PROTECTION AGENCY) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid, and vacated those portions of the EPA report dealing with lung cancer.

    In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the State. The legislation contemplates public disclosure of all ingredients in descending order, a trade-secret disclosure that RJRT believes could damage the competitive position of its brands. RJRT, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting. Massachusetts appealed that decision. Both the manufacturers and Massachusetts are now seeking summary judgment from the district court. Oral argument on the motions for summary judgment took place during May 1998. Oral argument of Massachusetts' appeal of the preliminary injunction decision occurred on July 28, 1998.

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets and its annual reporting requirements begin in 1998. Together with other cigarette manufacturers, RJRT has provided comments on the regulations. Final regulations were issued and RJRT's initial disclosure is due on December 1, 1998.

    As of July, 1998, the United States Congress was considering a number of bills that would impose new and severe regulations on the manufacturing, marketing and advertising of tobacco products and/or impose materially increased financial obligations on the tobacco industry. Although, by its execution of the June 20th Agreement, RJRT supported the enactment of legislation that would have imposed severe regulatory and financial burdens on the industry, it did so in anticipation that the legislation would also provide certain relief from litigation risk. Other bills being considered could impose greater burdens on the industry than those provided in the June 20th Agreement coupled with little or no litigation risk reduction. RJRT cannot predict what legislation, if any, will be enacted as a result of the current congressional activity, but it is possible that such legislation will not be advantageous to RJRT and could impact the dividend and share repurchase policies of RJRN Holdings and have a material adverse effect on RJRT's business and financial condition and that of its parent companies.

    It is not possible to determine what additional federal, state, local or foreign legislation or regulations relating to smoking or cigarettes will be enacted or to predict any resulting effect thereof on RJRT,

Reynolds International or the cigarette industry generally, but such legislation or regulations could have a material effect on RJRT, Reynolds International or the cigarette industry generally.

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

    The Domestic Food Group's net sales declined 3% for the second quarter and were flat for the first six months of 1998, while the International Food Group's net sales declined 1% in the second quarter and were slightly lower for the first six months of 1998. Within the Domestic Food Group, Nabisco Biscuit's net sales declined 5% in the second quarter and were slightly higher in the first six months versus the prior year. Nabisco Biscuit's decrease for the second quarter was primarily due to volume declines in the SnackWell's line and breakfast snacks. The small increase in net sales for the first six months of 1998 reflects price increases, volume increases in core cookie and cracker brands, largely offset by lower volumes in SnackWell's and breakfast snacks. Net sales for the first six months of 1998 were favorably impacted by more selling days. Without these extra days, net sales would have declined 3% due to lower volumes. The U.S. Foods Group's net sales decreased 2% in the second quarter and 1% for the first six months of 1998 primarily due to the 1997 disposal of certain regional brands and the disposal of Plush Pippin pies in 1998. Excluding the impact of these disposals, net sales would have risen 1% in the second quarter and 2% in the first six months of 1998. In addition, higher sales for nuts and the inclusion of Cornnuts snacks, acquired in December 1997, were offset by lower sales volume for confections and other products. The International Food Group's net sales decrease in the second quarter and first six months resulted from unfavorable foreign exchange rates, particularly in Spain and Canada, and declines in Argentina due to competitive activity, in Spain due to trade consolidations, in Canada due to sluggish biscuit sales, and in Asia due to the impact of the regional economic downturn, partially offset by improvements in Venezuela and Mexico.

    The Domestic Food Group's operating company contribution was $212 million in the second quarter of 1998 versus $276 million in the second quarter of 1997, a decrease of 23%. For the first six months of 1998, the Domestic Food Group generated operating company contribution of $418 million versus $475 million in the first six months of 1997, a decrease of 12%. The International Food Group's operating company contribution increased $3 million or 7% for the second quarter and decreased $19 million or 19% for the first six months of 1998.

    Within the Domestic Food Group, the operating company contribution for Nabisco Biscuit decreased $54 million, or 30%, for the second quarter of 1998 and decreased $45 million, or 14%, for the first six months of 1998. These declines resulted largely from the impact of lower sales in the second quarter and higher selling related expenses in both periods. The U.S. Foods Group's operating company contribution decreased $10 million for the second quarter of 1998 and $12 million for the first six months of 1998, primarily due to the impact of the 1997 disposal of certain regional brands. The International Food Group's decline in operating company contribution for the first six months of 1998 was principally due to the net sales decline discussed above, coupled with higher marketing expense in Canada, which more than offset improvements in Venezuela and Mexico.

    In June 1998, Nabisco announced that marketing initiatives in Nabisco Biscuit would be increased by 30% in the second half of 1998 over year ago levels. These initiatives and the restructuring program discussed below will have a significant impact on anticipated earnings in 1998.

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($216 million after-tax, net of minority interest) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The restructuring charge for the Domestic Food Group amounted to $358 million and consisted of $268 million for Nabisco Biscuit, $30 million for LifeSavers, $15 million for Specialty Products and the remaining $45 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $48 million and consisted of $37 million for Latin American operations, including $15 million for Brazil, $15 million for Argentina, and $7 million for Canada.

    The $406 million restructuring charge will require cash expenditures of approximately $164 million. In addition to the restructuring expense, the program will require additional expenditures of approximately $118 million, of which $6 million ($3 million after-tax, net of minority interest) was recorded in the second quarter of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and for training. Key components of the restructuring program include the disposal of plant and distribution assets in the United States and Latin America, including facilities in Argentina and Brazil; the reconfiguring of sales organizations to improve their effectiveness and drive revenue growth; the downsizing of departmental organizations and operating company structures; and the discontinuance of certain non-strategic product lines. After completion of the restructuring program, pre-tax savings in the year 2000 and thereafter are expected to be approximately $100 million annually. See note 1 to the Consolidated Condensed Financial Statements for information regarding the major components of the restructuring program.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. See note 1 to the Consolidated Condensed Financial Statements for further discussion.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities were $254 million in the first six months of 1998 compared to $273 million for the first six months of 1997. The decrease primarily reflects the tobacco settlement payments in 1998 and the timing of accounts payable disbursements, partially offset by a reduction in inventory resulting from overall better inventory management, a reduction in accounts receivable due to an overall decrease in both tobacco and food net sales, a reduction in interest payments due to debt refinancings at Nabisco and lower income tax payments due to lower earnings.

    Net cash flows used in investing activities for 1998 were $311 million, an increase of $103 million from the 1997 level of $208 million. The increase reflects a lower level of proceeds in 1998 versus 1997 resulting from the sale and closure of certain international tobacco facilities in 1997 and the repurchases of Nabisco Holdings' Class A common stock, net of stock option exercises in 1998.

    Net cash flows used in financing activities was $100 million for the first six months of 1998, compared to $56 million in 1997. The increase was primarily due to an overall reduction in debt levels, partially offset by 1998 proceeds from the sale of call options on Nabisco debt.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in an inflow of $54 million and an outflow of $67 million for the first six months of 1998 and 1997, respectively. The increase in free cash flow primarily reflects the reduction in inventory, the lower accounts receivable levels, and the reduction in interest and income tax payments discussed above, partially offset by the decline in operating company contribution, the timing of accounts payable disbursements and the tobacco settlement payments in 1998.

    Total estimated payments in 1998 for all attorney general agreements and related amendments and fee payment agreements, including an agreement with Blue Cross and Blue Shield of Minnesota, will be approximately $600 million, $80 million of which has been paid as of June 30, 1998. Payments will be funded primarily by cash flows from operating and financing activities. For further discussion of the potential impact of the proposed resolution of national, regulatory and litigation issues and various litigation settlements, including the effects of certain attorney general agreements, see note 4 to the Consolidated Condensed Financial Statements.

    Management of RJRN Holdings and its subsidiaries is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. Management is also exploring ways to increase efficiency and productivity and to reduce the cost structures of its respective businesses, actions that, if implemented, could affect future results.

    Capital expenditures were $296 million for the first six months of 1998. Management expects the current level of capital expenditures planned for 1998 to be in the range of approximately $600 million to $650 million (approximately 56% Food and 44% Tobacco), which will be funded primarily by cash flows from operating and financing activities. Management expects its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN maintains a three-year revolving credit facility, of which no borrowings were outstanding at June 30, 1998, and a 364-day credit facility primarily to support commercial paper issuances, of which the entire facility was substantially available at June 30, 1998. In June 1998, the maturity of the revolving credit facility was extended to June 2001 and the 364-day credit facility was renewed to May 31, 1999. The commitment under the 364-day facility was reduced to $212 million. The commitments under the revolving credit facility decline to approximately $2.1 billion in year 1, to $2.0 billion in year 2 and to $1.7 billion in the final year. During 1998, RJRN Holdings and RJRN also amended certain terms of these credit agreements to accomodate the settlement of certain litigation.

    In July 1998, Nabisco sold its College Inn brand of canned broths and signed agreements, which are subject to certain conditions, to sell its U.S. and Canadian tablespreads and U.S. egg substitute businesses and the Del Monte brand canned vegetable business in Venezuela. In 1997, net sales from these businesses totaled approximately $550 million. Subject to completion, these transactions will be recorded in the third quarter of 1998 and are expected to result in a net after-tax gain.

YEAR 2000

    RJRN Holdings and RJRN have been actively working to assure that they and their operating subsidiaries are prepared for the computer issues associated with year 2000 compliance. Comprehensive reviews of all systems and applications, including key suppliers and vendors, are being conducted, implementation plans to resolve any issues are being formulated and certain corrective actions have commenced.

    RJRN Holdings and RJRN expect their year 2000 compliance programs, which began in 1996, to be completed in all material respects by the end of 1999. The total cost of achieving year 2000 compliance is currently estimated to be approximately $90 million. All modification costs are expensed as incurred. Through June 30, 1998, approximately $30 million has been expensed.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements particularly with respect to the level of restructuring-related expenses and the amount of savings related to the food restructuring program, capital expenditures, the impact of proposed national legislation and various litigation settlements, including certain attorney general agreements related to the tobacco business and the impact of the year 2000 issue on computer systems and applications which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
  TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the second quarter of 1998, 67 new actions were served against RJRT and/or its affiliates or indemnitees (as against 111 in the second quarter of 1997) and 41 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On June 30, 1998, there were 575 active cases pending, as compared with 345 on June 30, 1997 and 193 on June 30, 1996. As of August 7, 1998, 586 active cases were pending against RJRT and/or its affiliates or indemnitees, 580 in the United States, two each in Canada and in Puerto Rico, and one in each of the Marshall Islands and Nigeria.

    The United States cases are in 47 states and the District of Columbia, and are distributed as follows: 160 in Florida, 109 in New York, 38 in California, 25 in Louisiana, 22 in Pennsylvania, 17 in Texas, 15 in Tennessee, 14 in each of Ohio and Alabama, 11 in each of Illinois and West Virginia, ten in each of the District of Columbia and Nevada, nine in each of Mississippi and New Jersey, seven in each of Georgia and Massachusetts, six in each of Arkansas, Indiana and Minnesota, five in each of Iowa, Maryland, and Michigan, four in each of Arizona, Missouri and Utah, three in each of Colorado, Hawaii, Kansas, Kentucky, New Mexico, Oklahoma, Rhode Island, South Carolina, South Dakota, Washington and Wisconsin, two in each of Connecticut, New Hampshire, North Dakota and Oregon, and one each in Alaska, Idaho, Maine, Montana, North Carolina and Vermont. Of the 580 active cases in the United States, 457 are in state court and 123 are in federal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of states, union pension funds, or other large classes of claimants.

    For information about other litigation and legal proceedings, see note 4 to the consolidated condensed financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Governmental Activity."

                            ------------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, the various litigation settlements and the release and wide availability of various industry documents referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

                            ------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The matters indicated below were voted upon at the annual meeting of stockholders of RJRN Holdings held on May 13, 1998. Holders of Common Stock and ESOP Convertible Preferred Stock were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and to vote on three stockholder proposals. Holders present in person or by proxy at the meeting were entitled to vote 283,840,461 shares of Common Stock and 13,453,248 shares of ESOP Convertible Preferred Stock.

(a) Election of Nine Directors.

NAME                                                                 VOTES FOR    VOTES WITHHELD
-----------------------------------------------------------------  -------------  --------------

John T. Chain, Jr.                                                   280,853,958      2,986,503
Julius L. Chambers                                                   280,826,590      3,013,871
John L. Clendenin                                                    280,781,765      3,058,696
Steven F. Goldstone                                                  280,712,178      3,128,283
Ray J. Groves                                                        280,814,494      3,025,967
L. Dennis Kozlowski                                                  280,818,149      3,022,312
H. Eugene Lockhart                                                   279,704,974      4,135,487
Theodore E. Martin                                                   280,646,480      3,193,981
Rozanne L. Ridgway                                                   280,712,672      3,127,789

(b) Ratification of Appointment of Deloitte & Touche LLP as Independent
Auditors.

For:                 282,826,960
Against:                609,516
Abstain:                403,985

(c) Stockholder Proposal on U.S. Youth Smoking Programs in Developing Countries.

For:                 11,703,222
Against:             215,623,691
Abstain:              9,244,891

(d) Stockholder Proposal on Smuggling.

For:                  8,243,534
Against:             219,444,766
Abstain:              8,883,509

(e) Stockholder Proposal on Workforce Reductions and Stock Options.

For:                 11,721,779
Against:             222,699,211
Abstain:              2,150,820

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      4.1  Agreement of Resignation, Appointment and Acceptance, dated as of July 27, 1998, by and among RJR Nabisco, Inc., Citibank, N.A. and The Bank of New York in connection with the Amended and Restated Indenture, dated as of July 24, 1995, between RJR
           Nabisco, Inc. and Citibank, N.A.

     10.1  Eighth Amendment to the 364 Day Credit Agreement between RJR Nabisco Holdings Corp.,
           RJR Nabisco, Inc. and the lending institutions named therein, dated as of April 3,
           1998.

     10.2  Sixth Amendment to the 3 Year Credit Agreement and Ninth Amendment to the 364 Day
           Credit Agreement between RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and the lending institutions named therein, dated as of June 8, 1998.

     10.3  First Amendment to the 5 Year Credit Agreement and Second Amendment to the 364 Day
           Credit Agreement between Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions named therein, dated as of May 19, 1998.

     10.4  Form of Deferred Stock Unit Agreement, dated May 13, 1998, between various unnamed grantees and RJR Nabisco Holdings Corp. in connection with the Equity Incentive Award
           Plan for Directors and Key Employees of RJR Nabisco Holdings Corp. and Subsidiaries.

     10.5  Form of Stock Option Agreement, dated May 13, 1998, between various unnamed optionees and RJR Nabisco Holdings Corp. in connection with the Equity Incentive Award Plan for
           Directors and Key Employees of RJR Nabisco Holdings Corp. and Subsidiaries.

     10.6  Retention Trust Agreement, dated May 13, 1998 by and between RJR Nabisco, Inc. and
           Wachovia Bank, N.A.

     12.1  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and
           Preferred Stock Dividends by Earnings before Fixed Charges for the six months ended
           June 30, 1998.

     12.2  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Fixed
           Charges/Deficiency in the Coverage of Combined Fixed Charges by Earnings before Fixed
           Charges for the six months ended June 30, 1998.

     12.3  RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the
           Coverage of Combined Fixed Charges by Earnings before Fixed Charges for the six months ended June 30, 1998.

     27.1  RJR Nabisco Holdings Corp. Financial Data Schedule for the six months ended June 30,
           1998.

     27.2  RJR Nabisco, Inc. Financial Data Schedule for the six months ended June 30, 1998.

     99.1  Mississippi Fee Payment Agreement, dated as of July 2, 1998, by and among Philip
           Morris Incorporated, R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco
           Corporation and (collectively, the "Mississippi Defendants"), the State of Mississippi
           ("Mississippi") and Mississippi's private counsel named therein (the "Mississippi
           Counsel") in connection with Moore v. The American Tobacco Company, et al.,
           Mississippi Litigation No. 94-1429 (the "Mississippi Action").

     99.2  Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order, dated
           July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi
           Counsel in connection with the Mississippi Action.

     99.3  Texas Fee Payment Agreement, dated as of July 24, 1998, by and among Philip Morris
           Incorporated, R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation,
           Lorillard Tobacco Company and United States Tobacco Company (collectively, the "Texas
           Defendants"), the State of Texas ("Texas") and Texas' private counsel named therein
           (the "Texas Counsel") in connection with Texas v. The American Tobacco Company, et
           al., Texas Litigation No. 5-96CV-91 (the "Texas Action").

     99.4  Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree,
           dated July 24, 1998, by and among the Texas Defendants, Texas and the Texas private counsel in connection with the Texas Action.

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

                                              RJR NABISCO HOLDINGS CORP.
                                              RJR NABISCO, INC.

                                                               (Registrants)

Date: August 14, 1998                         /s/ DAVID B. RICKARD
                                              ------------------------------------------------
                                              David B. Rickard
                                              Senior Vice President and Chief Financial
                                              Officer

                                              /s/ RICHARD G. RUSSELL
                                              ------------------------------------------------
                                              Richard G. Russell
                                              Senior Vice President and Controller