Form 10-Q
period 1998-09-30
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1998-11-12
CIK 847903, 83612

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: OCTOBER 30, 1998:

 RJR NABISCO HOLDINGS CORP.: 324,821,028 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                            ------------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Condensed Statements of Income--Three Months Ended September 30, 1998 and 1997....          1
           Consolidated Condensed Statements of Income--Nine Months Ended September 30, 1998 and 1997.....          2
           Consolidated Condensed Statements of Cash Flows--Nine Months Ended September 30, 1998 and
             1997.........................................................................................          3
           Consolidated Condensed Balance Sheets--September 30, 1998 and December 31, 1997................          4
           Notes to Consolidated Condensed Financial Statements...........................................       5-14
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................      15-24

PART II--OTHER INFORMATION
Item 1.    Legal Proceedings..............................................................................         25
Item 5.    Other Information..............................................................................         26
Item 6.    Exhibits and Reports on Form 8-K...............................................................         27
Signatures................................................................................................         28

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                        SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                                                      ----------------------  ----------------------
                                                                        RJRN                    RJRN
                                                                      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                      ---------  -----------  ---------  -----------
NET SALES*..........................................................  $   4,328   $   4,328   $   4,409   $   4,409
                                                                      ---------  -----------  ---------  -----------
Costs and expenses:
  Cost of products sold*............................................      1,860       1,860       2,212       2,212
  Selling, advertising, administrative and general expenses.........      1,729       1,730       1,555       1,561
  Amortization of trademarks and goodwill...........................        157         157         158         158
                                                                      ---------  -----------  ---------  -----------
    OPERATING INCOME................................................        582         581         484         478
Interest and debt expense...........................................       (215)       (190)       (224)       (201)
Other income (expense), net.........................................        (24)        (24)        (16)        (16)
                                                                      ---------  -----------  ---------  -----------
    INCOME BEFORE INCOME TAXES......................................        343         367         244         261
Provision for income taxes..........................................        174         186         104         113
                                                                      ---------  -----------  ---------  -----------
    INCOME BEFORE MINORITY INTEREST IN INCOME OF NABISCO HOLDINGS...        169         181         140         148
Less minority interest in income of Nabisco Holdings................         11          11          18          18
                                                                      ---------  -----------  ---------  -----------
    NET INCOME......................................................  $     158   $     170   $     122   $     130
                                                                      ---------  -----------  ---------  -----------
                                                                      ---------  -----------  ---------  -----------
BASIC NET INCOME PER SHARE..........................................  $     .45               $     .34
DILUTED NET INCOME PER SHARE........................................  $     .45               $     .34
DIVIDENDS PER SHARE:
  Dividends per share of Series C preferred stock...................  $      --               $      --
  Dividends per share of common stock...............................  $   .5125               $   .5125

------------------------

* Excludes excise taxes of $890 million and $946 million for the three months ended September 30, 1998 and 1997, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                            NINE MONTHS           NINE MONTHS
                                                                               ENDED                 ENDED
                                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
NET SALES*............................................................  $  12,567  $  12,567  $  12,474  $  12,474
                                                                        ---------  ---------  ---------  ---------

Costs and expenses:
  Cost of products sold*..............................................      5,570      5,570      5,886      5,886
  Selling, advertising, administrative and general expenses...........      4,744      4,746      4,259      4,265
  Tobacco settlement expense (note 4).................................        457        457         --         --
  Amortization of trademarks and goodwill.............................        473        473        476        476
  Restructuring expense (note 1)......................................        406        406         --         --
                                                                        ---------  ---------  ---------  ---------
      OPERATING INCOME................................................        917        915      1,853      1,847
Interest and debt expense.............................................       (664)      (591)      (687)      (616)
Other income (expense), net...........................................        (87)       (87)       (92)       (92)
                                                                        ---------  ---------  ---------  ---------
      INCOME BEFORE INCOME TAXES......................................        166        237      1,074      1,139
Provision for income taxes............................................        175        206        445        473
                                                                        ---------  ---------  ---------  ---------
      INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS) OF
        NABISCO HOLDINGS..............................................         (9)        31        629        666
Less minority interest in income (loss) of Nabisco Holdings...........        (17)       (17)        51         51
                                                                        ---------  ---------  ---------  ---------
      NET INCOME......................................................  $       8  $      48  $     578  $     615
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

BASIC NET INCOME (LOSS) PER SHARE.....................................  $    (.08)            $    1.68
DILUTED NET INCOME (LOSS) PER SHARE...................................  $    (.08)            $    1.67
DIVIDENDS PER SHARE:
Dividends per share of Series C preferred stock.......................     --                 $   2.254
Dividends per share of common stock...................................  $  1.5375             $  1.5375

------------------------

* Excludes excise taxes of $2.561 billion and $2.677 billion for the nine months ended September 30, 1998 and 1997, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                            NINE MONTHS            NINE MONTHS
                                                                               ENDED                  ENDED
                                                                         SEPTEMBER 30, 1998     SEPTEMBER 30, 1997
                                                                        --------------------  ----------------------
                                                                          RJRN                   RJRN
                                                                        HOLDINGS     RJRN      HOLDINGS      RJRN
                                                                        ---------  ---------  -----------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income..........................................................  $       8  $      48   $     578   $     615
                                                                        ---------  ---------       -----   ---------
  Adjustments to reconcile net income to net cash flows from operating activities:
      Depreciation and amortization...................................        852        852         868         868
      Deferred income tax expense (benefit)...........................       (282)      (282)         23          24
      Changes in working capital items, net...........................       (345)      (196)       (703)       (486)
      Tobacco settlement expense, net of cash payments................        228        228          --          --
      Restructuring and restructuring related expense, net of cash
        payments......................................................        241        241        (179)       (179)
      Other, net......................................................         (4)         8          (8)         (5)
                                                                        ---------  ---------       -----   ---------
        Total adjustments.............................................        690        851           1         222
                                                                        ---------  ---------       -----   ---------
    Net cash flows from operating activities..........................        698        899         579         837
                                                                        ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures................................................       (423)      (423)       (517)       (517)
  Acquisition of businesses...........................................         (9)        (9)         --          --
  Disposition of businesses and certain assets........................        563        563         112         112
  Repurchases of Nabisco Holdings' Class A common stock...............        (38)       (38)         --          --
  Proceeds from exercise of Nabisco Holdings' Class A common stock
    options...........................................................         24         24          --          --
                                                                        ---------  ---------       -----   ---------
    Net cash flows from (used in) investing activities................        117        117        (405)       (405)
                                                                        ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings of long-term debt....................................      1,189      1,189         614         614
  Decrease in short-term borrowings...................................     (1,794)    (1,794)       (234)       (234)
  Proceeds from the issuance of trust preferred securities............        374         --          --          --
  Dividends paid on common and preferred stock........................       (564)       (27)       (574)        (26)
  Other, net (including intercompany transfers and payments)..........         70       (294)         38        (767)
                                                                        ---------  ---------       -----   ---------
    Net cash flows used in financing activities.......................       (725)      (926)       (156)       (413)
                                                                        ---------  ---------       -----   ---------
Effect of exchange rate changes on cash and cash equivalents..........         (4)        (4)        (19)        (19)
                                                                        ---------  ---------       -----   ---------
    Net change in cash and cash equivalents...........................         86         86          (1)         --
Cash and cash equivalents at beginning of period......................        348        348         252         251
                                                                        ---------  ---------       -----   ---------
Cash and cash equivalents at end of period............................  $     434  $     434   $     251   $     251
                                                                        ---------  ---------       -----   ---------
                                                                        ---------  ---------       -----   ---------
Income taxes paid, net of refunds.....................................  $     471  $     471   $     525   $     525
Interest paid.........................................................  $     628  $     557   $     656   $     585
Tobacco settlement payments...........................................  $     286  $     286   $     133   $     133

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                         SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $     434  $     434  $     348  $     348
  Accounts and notes receivable, net..................................      1,194      1,192      1,122      1,118
  Inventories.........................................................      2,537      2,537      2,617      2,617
  Prepaid expenses and excise taxes...................................        580        580        538        538
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT ASSETS............................................      4,745      4,743      4,625      4,621
                                                                        ---------  ---------  ---------  ---------
Property, plant and equipment, net....................................      5,608      5,608      5,939      5,939
Trademarks, net.......................................................      7,333      7,333      7,759      7,759
Goodwill, net.........................................................     11,539     11,539     11,885     11,885
Other assets and deferred charges.....................................        489        466        470        453
                                                                        ---------  ---------  ---------  ---------
                                                                        $  29,714  $  29,689  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................  $     222  $     222  $     361  $     361
  Accounts payable and accrued liabilities............................      3,443      3,267      3,483      3,305
  Current maturities of long-term debt................................        219        219         33         33
  Income taxes accrued................................................        243        366        268        243
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT LIABILITIES.......................................      4,127      4,074      4,145      3,942
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      8,804      8,804      9,456      9,456
Minority interest in Nabisco Holdings.................................        760        760        812        812
Other noncurrent liabilities..........................................      2,330      2,063      2,157      1,908
Deferred income taxes.................................................      3,269      3,205      3,524      3,460
Contingencies (note 4)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated
  debentures*.........................................................      1,327         --        953         --
Stockholders' equity:
  Other preferred stock...............................................        509         --        520         --
  Common stock (328,204,328 shares issued at September 30)............          3         --          3         --
  Paid-in capital.....................................................      9,177     11,209      9,668     11,470
  Retained earnings...................................................         --         --         --         --
  Accumulated other comprehensive income..............................       (426)      (426)      (391)      (391)
  Treasury stock, at cost.............................................       (100)        --       (100)        --
  Other stockholders' equity..........................................        (66)        --        (69)        --
                                                                        ---------  ---------  ---------  ---------
        TOTAL STOCKHOLDERS' EQUITY....................................      9,097     10,783      9,631     11,079
                                                                        ---------  ---------  ---------  ---------
                                                                        $  29,714  $  29,689  $  30,678  $  30,657
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

------------------------
* The sole assets of the subsidiary trusts are junior subordinated debentures of RJRN Holdings. The outstanding junior subordinated debentures have aggregate principal amounts of approximately $978 and $385 million, annual interest rates of 10% and 9 1/2%, respectively and mature in December, 2044 and September, 2047, respectively. The preferred securities will be mandatorily redeemed upon redemption of the junior subordinated debentures.

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

    FOOD BUSINESSES SOLD AND EXITED

    In the third quarter of 1998, cost of products sold was reduced by a $14 million net gain ($1 million after tax, net of minority interest) related to businesses sold and non-strategic businesses exited. Businesses sold include the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses, and the Del Monte brand canned vegetable business in Venezuela for net proceeds of approximately $550 million. Net sales for the full year 1997 from the businesses sold and exited were $583 million.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources and primarily includes net income
(loss) and foreign currency translation adjustments. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $154 million and $81 million, respectively, for RJRN Holdings and $166 million and $89 million, respectively, for RJRN. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was ($27) million and $472 million, respectively, for RJRN Holdings and $13 million and $509 million, respectively, for RJRN.

    During 1998, RJRN Holdings and RJRN adopted Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The adoption of SOP No. 98-1 had no material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which must be adopted by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJRN Holdings and RJRN have not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on their financial position or results of operations.

    In April of 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The adoption of SOP No. 98-5 is not expected to have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    RESTRUCTURING CHARGES

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($216 million after-tax, net of minority interest) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The $406 million restructuring expense will require cash expenditures of approximately $164 million. In addition to the restructuring charge, the program will require additional cash expenditures of approximately $118 million, of which $21 million ($10 million after-tax, net of minority interest) was incurred in the second and third quarters of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and for training. After completion of the restructuring program, pre-tax savings in the year 2000 and thereafter are expected to be approximately $100 million annually.

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

    As of September 30, 1998, $27 million of the food restructuring accruals were utilized as follows: $17 million for severance and related benefits, $8 million for product line rationalizations, $1 million for plant closures and $1 million for contract terminations.

    In the fourth quarter of 1997, RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) to reorganize its worldwide tobacco operations. As of September 30, 1998, $135 million of the tobacco restructuring accruals were utilized as follows: $60 million for employee severance and related benefits, $37 million for rationalization of manufacturing operations, $12 million for disposal of non-strategic investments, and $26 million for contract terminations and other costs.

    TRUST ORIGINATED PREFERRED SECURITIES

    In August 1998, a newly formed wholly owned subsidiary trust of RJRN Holdings issued $374 million principal amount of preferred securities. The preferred securities will pay preferential cash dividends of 9 1/2% per year per share. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of RJRN Holdings. The junior subordinated debentures are redeemable by RJRN Holdings on or after September 30, 2003. In October 1998, RJRN Holdings used a portion of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock (12,044 shares outstanding at a stated value of $301 million at September 30, 1998). At

September 30, 1998, the net proceeds remaining after general corporate spending but before the redemption of the Series B preferred stock of approximately $245 million is classified in cash and cash equivalents.

NOTE 2 -- INVENTORIES

    The major classes of inventory are as follows:

                                                                  SEPTEMBER 30,  DECEMBER 31,
                                                                      1998           1997
                                                                  -------------  -------------
Finished products...............................................    $     815      $     816
Leaf tobacco....................................................        1,085          1,184
Raw materials...................................................          223            226
Other...........................................................          414            391
                                                                       ------         ------
                                                                    $   2,537      $   2,617
                                                                       ------         ------
                                                                       ------         ------

NOTE 3 -- EARNINGS PER SHARE

                                               THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                          ------------------------------------------  ------------------------------------------
                                                  1998                  1997                  1998                  1997
                                          --------------------  --------------------  --------------------  --------------------
                                            BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss) applicable to common
  stock :
  Net income............................  $     158  $     158  $     122  $     122  $       8  $       8  $     578  $     578
  Preferred stock dividends.............        (11)       (11)       (11)       (11)       (33)       (33)       (33)       (33)
  Adjustment for the dilutive effect of
    Nabisco Holdings' stock options.....     --         --         --             (1)    --         --         --             (1)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          $     147  $     147  $     111  $     110  $     (25) $     (25) $     545  $     544
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares.........................    323,858    323,858    323,737    323,737    323,838    323,838    323,793    323,793
  Assumed exercise of RJRN Holdings'
    stock options.......................     --              2     --          1,519     --         --         --          1,450
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            323,858    323,860    323,737    325,256    323,838    323,838    323,793    325,243
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    Shares of ESOP convertible preferred stock of 12,968,683 and 13,912,661 were not included in computing diluted earnings per share for 1998 and 1997, respectively, because the effect would have been antidilutive. Common shares also exclude approximately 969,000 shares of restricted stock as the vesting provisions have not been met.

NOTE 4--CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including RJRN and RJRN Holdings) or indemnitees, including actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1998, 81 new actions were served against RJRT and/or its affiliates or indemnitees (as against 191 in the third quarter of 1997) and 42 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On September 30, 1998, there were 614 active cases pending, as compared with 483 on September 30, 1997, and 245 on September 30, 1996. As of October 29, 1998, 673 active cases were pending against RJRT and/or its affiliates or indemnitees, 667 in the United States, two each in Canada and in Puerto Rico, and one each in the Marshall Islands, Nigeria and Panama.

    The United States cases are in 48 states and the District of Columbia, and are distributed as follows: 142 in Florida; 110 in New York; 104 in West Virginia; 47 in California; 24 in Louisiana; 22 in Massachusetts; 16 in each of Pennsylvania and Tennessee; 14 in Texas; 13 in Alabama; 11 in each of the District of Columbia and Illinois; 10 in each New Jersey and Ohio; nine in Mississippi; seven in each of Georgia, Iowa and Nevada; six in each of Indiana and Minnesota; five in each of Arkansas and Maryland; four in each of Arizona, Missouri, New Mexico and Oklahoma; three in each of Colorado, Hawaii, Kansas, Kentucky, Michigan, Rhode Island, South Carolina, South Dakota, Utah, Washington and Wisconsin; two in each of Nebraska, New Hampshire, North Dakota and Oregon; and one in each of Alaska, Connecticut, Idaho, Maine, Montana, North Carolina, Vermont and Virginia. Of the 667 active cases in the United States, 549 are in state court, 113 are in federal court, and five are in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of states, union pension funds, or other large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Fourteen of the 667 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-four cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. One hundred thirty-seven of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Eight, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

    INDUSTRY TRIAL RESULTS. Juries have found for plaintiffs in four smoking and health cases in which RJRT was not a defendant, but in one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK VS. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. A Florida appeals court recently decided that the WIDDICK case was tried in the wrong venue. The trial court transferred the case, but did not rule on the motion to overturn the verdict. Brown & Williamson will use the court's ruling in the CARTER case as a basis for having the verdict overturned. RJRT has successfully defended itself in all the cases in which it was the sole named defendant, including two cases in 1997 brought by the same attorney who represented plaintiffs in the CARTER AND WIDDICK cases. In addition, during 1997 and early 1998, RJRT and other tobacco industry defendants settled six lawsuits. See "Certain Settlements" below.

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

    Putative class action suits based on claims similar to those asserted in CASTANO have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. On October 19, 1998, a putative class action was filed in federal court in Philadelphia, Pennsylvania, on behalf of "all living Black Americans who have purchased or consumed menthol tobacco products since 1954 (including minors through their legal representatives)" seeking redress of alleged violations of the plaintiffs' civil rights. A purported class action suit against RJRT in Texas claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Similar claims have been made in other lawsuits. Other types of class action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of such persons.

    Trial is underway in a class action suit pending in Florida, ENGLE V. R. J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. The initial phase, which includes common issues related to liability and general causation, entitlement to punitive damages and possibly the basis or ratio for assessment of punitive damages, is expected to last several months, but even if potential liability is confirmed in this phase of the trial, there would be no actual liability established until the subsequent phases which could last for some years.

    Class certifications, initially granted in two cases pending in New York state courts, HOSKINS V. R. J. REYNOLDS TOBACCO COMPANY and GEIGER V. AMERICAN TOBACCO COMPANY, have been reversed on appeal. In the HOSKINS decision, rendered on July 16, 1998, the appeals court also dismissed the complaint entirely. The Appellate Division recently granted plaintiffs leave to appeal to the New York Court of Appeals (the state's highest court). In GEIGER, where class certification had originally been conditional, a July 6, 1998 decision returned the case to the trial court for limited class discovery and some form of hearing on class certification.

    On October 22, 1998, a New Jersey Superior Court judge denied motions to certify classes in five separate cases that were centralized for pre-trial management. The judge found, among other things, that "the individual facts and situations of the present plaintiffs nullifies anything common to the class." On November 5, 1998, however, a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (SCOTT V. AMERICAN TOBACCO COMPANY).

    THE ATTORNEY GENERAL AND RELATED CASES. Forty-five states, through their attorneys general and/or other state agencies, have sued RJRT and other U.S. cigarette manufacturers as well as, in some instances, their parent companies, in actions to recover the costs of medical expenses incurred by the state or its agencies in the treatment of diseases allegedly caused by cigarette smoking. Some of these cases also seek injunctive relief and treble damages for state and/or federal antitrust law and RICO violations. Certain of the actions also seek statutory penalties and other forms of relief under state consumer protection and antitrust statutes. On October 29, 1998, there were 41 such cases pending in the following states or territories: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Maine, Marshall Islands, Maryland, Massachusetts, Michigan, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Puerto Rico, Republic of Panama, Rhode Island, South Carolina, South Dakota, Utah, Vermont, Washington, West Virginia and Wisconsin. Tobacco company defendants have settled attorney general cases in the states of Mississippi, Florida, Texas and Minnesota. See "Certain Settlements" below.

    On July 24, 1998, an Indiana state court judge dismissed all claims by that state's attorney general for Medicaid recovery. The judge ruled that the state's exclusive remedy for recovering such costs is by subrogation on a case-by-case basis as to each Medicaid recipient. The state has appealed this decision.

    However, state courts deciding defendants' motions to dismiss attorney-general claims in Massachusetts (August 17, 1998) and in Ohio (August 28, 1998) granted in part and denied in part the various motions.

    On September 2, 1998, a state court ruling on the Idaho attorney-general case dismissed almost in its entirety that state's health care cost recovery action, and granted the state fourteen days to file an amended complaint. The plaintiff failed to amend its complaint and judgment was entered in favor of the defendants. Plaintiff has filed an appeal.

    On September 21, 1998, trial in the State of Washington health-care cost-recovery action began. The State is currently presenting its evidence. It is anticipated that the trial will last four to five months.

    The State alleges that it has incurred health care costs resulting from the defendants engaging in a wrongful conspiracy and violating the state's antitrust laws by withholding information concerning the health effects of smoking and by suppressing the development and marketing of a supposed "safer" cigarette. It further alleges that the defendants violated the State's Consumer Protection Act by targeting minors and disseminating false information concerning smoking and health.

    Defendants contend that the state knew of the risks of smoking, including its potential impact on the health of citizens of Washington, long before it voluntarily chose to participate in the Medicaid program; that it cannot credibly argue that it was unaware of these risks, or that it was deceived by the defendants in any fashion that affected the state's decision to participate in the Medicaid program; and that there is no causal connection between allegations of wrongdoing contained in the state's complaint and the damages the state claims to have suffered.

    Several additional trials of health care cost recovery actions brought by states or other governmental entities are currently scheduled through the end of 1999. These include: Oklahoma (January 25, 1999), Massachusetts (February 1,
1999), City of Los Angeles (February 5, 1999), Arizona (March 4, 1999), Oregon (April 5, 1999), Maryland (April 5, 1999), New York (May 17, 1999), Connecticut (September 1, 1999), Hawaii (September 6, 1999), Wisconsin (September 13, 1999), and Puerto Rico (September 13, 1999).

    In addition to the 41 pending actions brought by the various attorneys general, 96 pending actions advancing similar theories have been brought by private attorneys and/or local officials purportedly on behalf of the citizens of certain states, counties and/or cities, union health and welfare funds, five insurance companies, a university, three territories and five native American tribes. Sixty-three of these cases have been brought by health and welfare trust funds and similar entities, and are pending in the following states: Alabama, Arizona, Arkansas, California, District of Columbia, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Nebraska, New Jersey, New Mexico, New York, Ohio, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Washington, West Virginia, and Wisconsin.

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

    During the third quarter of 1998, there have been similar decisions, in OREGON LABORERS-EMPLOYERS HEALTH & WELFARE TRUST FUND V. PHILIP MORRIS, in Oregon federal court (August 3, 1998) and in TEXAS CARPENTERS HEALTH BENEFIT FUND V. PHILIP MORRIS in Texas federal court (August 30, 1998).

    On August 26, 1998, a federal district court in New Jersey granted in part and denied in part defendants' motion to dismiss another union case, NEW JERSEY CARPENTERS HEALTH FUND V. PHILIP MORRIS. The judge dismissed the antitrust, special duty and unjust enrichment claims. However, the judge sustained the RICO and fraud claims "insofar as they allege misconduct directed at and relied upon by the Funds," as opposed to fund participants.

    In a similar decision, a Kentucky federal court, in KENTUCKY LABORERS DISTRICT COUNCIL HEALTH AND WELFARE TRUST FUND V. HILL & KNOWLTON, INC. (September 30, 1998) , dismissed claims based on federal antitrust, the Kentucky Consumer Protection Act, intentional breach of special duty, strict liability, negligence, breach of express and implied warranties and restitution to prevent unjust enrichment. The court let stand claims based on federal RICO and fraudulent misrepresentation and concealment.

    On August 12, 1998, in WEST VIRGINIA LABORERS' PENSION TRUST FUND V. PHILIP MORRIS, however, a federal district court in West Virginia, denied defendants' motion to dismiss in its entirety. The order set forth no substantive analysis of the arguments made by the parties, indicating only that the defendants had not made the showing necessary for dismissal. Discovery in the case is proceeding.

    Finally, in IRON WORKERS LOCAL UNION NO. 17 INSURANCE FUND V. PHILIP MORRIS, a federal district court in Ohio granted defendants' motion to dismiss plaintiffs' claims for breach of voluntarily undertaken duty but denied defendants' motion to dismiss as to claims under federal RICO and the Ohio Corrupt Activity Act, for antitrust and for civil conspiracy. In a separate ruling, the court in IRON WORKERS granted class certification status to a class consisting of approximately 100 jointly administered, multi-employer health and welfare trust funds in Ohio. Discovery in the case is underway. The case is currently scheduled for trial starting February 22, 1999.

    In addition to the IRON WORKERS case discussed above, two other trials of health care cost recovery actions brought by union trust funds are currently scheduled through the end of 1999: NATIONAL ASBESTOS WORKERS MEDICAL FUND V. PHILIP MORRIS (NY) (May 3, 1999) and NORTHWEST LABORERS EMPLOYERS HEALTH AND SECURITY TRUST FUND V. PHILIP MORRIS (WA) (September 7, 1999).

PROPOSED MULTI-STATE SETTLEMENT.

    Tobacco companies are currently engaged in negotiations with some state attorneys general seeking to agree on terms for collectively resolving some or all of the attorneys general lawsuits. Assuming that a tentative agreement is reached, if a sufficient number of states (as determined by the defendant companies) agree to settle their cases against the tobacco companies on the terms of the tentative agreement, the agreement will be signed by the industry. The agreement would require substantial payments by the industry, including certain initial payments and ongoing annual payments of billions of dollars to the settling states for health care cost reimbursement, to fund research and to reduce youth smoking. The terms of the agreement would also limit industry advertising and marketing practices.

    There can be no assurance that any such agreement will be approved by the attorneys general of a sufficient number of states. If the agreement does become effective, the price increases needed to satisfy Reynolds' payment obligations under the agreement are likely to reduce volumes and revenues and could have an adverse effect on Reynolds, RJRN and RJRN Holdings.

    In evaluating any proposal to resolve tobacco issues, RJRN and RJRT will continue to weigh carefully the potential benefits, principally greater regulatory and litigation certainty and predictability in annual aggregate contingency risk, against the resulting monetary, regulatory and other costs.

CERTAIN SETTLEMENTS.

    Six cases have been settled, including four attorney general cases, since June 1997: the attorney general cases in Mississippi, Florida, Texas and Minnesota, a class action in Florida and an unfair trade practices case in California. These settlements have been described in prior SEC filings on Forms 10-Q and 8-K. (See RJRN's Report on Form 10-Q for the Quarterly Period ended June 30, 1998, filed August 14, 1998 (the "1998 Second Quarter 10-Q"), RJRN's Report on Form 10-Q for the Quarterly Period ended March 31, 1998, filed May 15, 1998 (the "1998 First Quarter 10-Q"); RJRN's Report on Form 8-K dated January 16, 1998; RJRN's Report on Form 8-K dated August 25, 1997 and RJRN's Report on Form 10-Q for the Quarterly Period ended June 30, 1997, filed August 8, 1997.)

    As described in the prior filings, the Mississippi, Florida and Texas settlement agreements provided that, if the defendants entered into subsequent settlement agreements with any other state or states, these three states would, under certain circumstances, be entitled to terms at least as favorable to them as those contained in any such future settlement. In July 1998, in light of their May settlement with the State of Minnesota, tobacco company defendants, including RJRT, entered into supplementary agreements with the states of Mississippi and Texas to make "most favored nation" adjustments to the original settlement agreements with those states. For a description of these agreements, see the 1998 Second Quarter 10-Q.

    A similar agreement was entered into with the State of Florida on September 11, 1998. The supplemental agreement with Florida provides for additional "initial payments" by the industry to be paid according to an annual schedule over five years, commencing in January 1999. The first payment, due in January 1999, is set at $23,470,000; payments for the years 2000 through 2002 are set at $464,590,000 per year; and the final payment in 2003 is set at $232,760,000.

    These industry obligations are to be apportioned among the settling defendants on the basis of their market share. Except for the 1999 initial payments, they are to be adjusted upward by the greater of 3% or the change in the cost of living index and up or down by volume of cigarettes sold in each year. In addition, the agreement modifies the "most favored nation" terms of Florida's original settlement agreement so that they apply only to certain non-economic terms of any future settlement agreements with other settling states or other non-federal governmental entities.

    In separate fee payment agreements, also part of the most favored nation adjustments, RJRT and the other settling defendants agreed to pay advances towards the fees of private counsel for Mississippi, Texas and, subsequently, Florida. These fees are to be awarded by arbitration panels. These panels have been named and their proceedings, which will also apply to a case settled in September 1997 (MAGNINI V. R.J.

REYNOLDS TOBACCO COMPANY) have begun. Pursuant to the fee payment agreements, in the first 9 months of 1998, RJRT has paid approximately $58 million. These advances will be credited against future payment obligations.

    The Florida fee payment agreement, consistent with those entered with Mississippi and Texas, includes an annual cap of $500,000,000 for payments of all attorneys' fees awarded by arbitration panels pursuant to past and future smoking and health litigation settlements (other than settlements of cases brought by a single plaintiff). The fee cap was $250,000,000 with respect to 1997. The agreements create a mechanism for allocating these payments among eligible counsel on a quarterly basis. Although the first payments of arbitration awards under all the fee payment agreements are to become due on December 15, 1998, Reynolds obligations are to be deferred to January 1999 to the extent of $62,000,000 in the aggregate for Mississippi, Texas and two of the law firms representing the State of Florida.

    RJRN Holdings accrued $312 million in the first quarter of 1998 for its share of all fixed and determinable portions of its obligations related to the Minnesota settlements and other settlement related costs. In the second quarter of 1998, RJRT Holdings accrued $145 million related to the additional "initial payments" expected to be made under the supplementary agreements and advances toward the fees of private counsel discussed above. RJRT's total estimated cash payments in 1998 for all attorney general agreements and related fee payment agreements will be approximately $550 million, $258 million of which has been paid as of September 30, 1998.

    RECENT AND SCHEDULED TRIALS. As of October 31, 1998, trial is underway in two cases in which RJRT is a party. ENGLE V. R. J. REYNOLDS TOBACCO COMPANY, a class-action case in Florida state court, began on July 6, 1998. Trial in the STATE OF WASHINGTON V. AMERICAN TOBACCO COMPANY began September 14, 1998. No other case in which RJRT is a party is scheduled for trial in 1998 but several, including attorneys general and other health care-cost-recovery suits referred to above, are scheduled for 1999. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were infrequent.

    RJRT is aware of certain grand jury investigations being conducted in New York and Washington, D.C. which relate to the cigarette business. For a further discussion of these investigations see the 1998 First Quarter 10-Q. In addition, RJRT received a document subpoena date September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJRT understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJRT is responding to the subpoena but is unable to predict the outcome of the grand jury's investigation.

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

    RESULTS OF OPERATIONS

                                                             THREE MONTHS                          NINE MONTHS
                                                          ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                  -----------------------------------  -----------------------------------
                                                    1998       1997       % CHANGE       1998       1997       % CHANGE
                                                  ---------  ---------  -------------  ---------  ---------  -------------
                                                                           (DOLLARS IN MILLIONS)
NET SALES:
RJRT............................................  $   1,495  $   1,295           15%   $   4,069  $   3,587           13%
Reynolds International..........................        735        911          (19)       2,307      2,588          (11)
                                                  ---------  ---------                 ---------  ---------
    Total Tobacco...............................      2,230      2,206            1        6,376      6,175            3
                                                  ---------  ---------                 ---------  ---------
Nabisco Biscuit.................................        926        920            1        2,640      2,628           --
U.S. Foods Group................................        538        623          (14)       1,705      1,797           (5)
                                                  ---------  ---------                 ---------  ---------
Domestic Food Group.............................      1,464      1,543           (5)       4,345      4,425           (2)
International Food Group........................        634        660           (4)       1,846      1,874           (1)
                                                  ---------  ---------                 ---------  ---------
    Total Food..................................      2,098      2,203           (5)       6,191      6,299           (2)
                                                  ---------  ---------                 ---------  ---------
                                                  $   4,328  $   4,409           (2)   $  12,567  $  12,474            1
                                                  ---------  ---------                 ---------  ---------
                                                  ---------  ---------                 ---------  ---------

OPERATING COMPANY CONTRIBUTION:(1)
RJRT(2).........................................  $     425  $     161          164    $     718  $     936          (23)
Reynolds International..........................         95        197          (52)         408        571          (29)
                                                  ---------  ---------                 ---------  ---------
    Total Tobacco...............................        520        358           45        1,126      1,507          (25)
                                                  ---------  ---------                 ---------  ---------
Nabisco Biscuit(3)..............................        117        172          (32)         385        489          (21)
U.S. Foods Group(3).............................         64         71          (10)         208        229           (9)
                                                  ---------  ---------                 ---------  ---------
Domestic Food Group.............................        181        243          (26)         593        718          (17)
International Food Group(3).....................         57         58           (2)         136        156          (13)
                                                  ---------  ---------                 ---------  ---------
    Total Food..................................        238        301          (21)         729        874          (17)
                                                  ---------  ---------                 ---------  ---------
Headquarters....................................        (19)       (17)         (12)         (59)       (52)         (13)
                                                  ---------  ---------                 ---------  ---------
                                                  $     739  $     642           15    $   1,796  $   2,329          (23)
                                                  ---------  ---------                 ---------  ---------
                                                  ---------  ---------                 ---------  ---------

--------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring expense. Restructuring expense of $406 million related to the food business was recorded in the second quarter of 1998 ($268 million at Biscuit, $90 million at U.S. Foods Group and $48 million at International).

(2) The nine month 1998 period includes $457 million related to the settlement agreement reached with the Minnesota state attorney general ($312 million) and the additional tobacco settlement charges incurred relating to certain prior state settlement agreements ($145 million). The three and nine month 1997 periods include a $219 million charge related to the settlement agreements reached by RJRT with the Florida and Mississippi state attorneys general and certain class action cases.

(3) The three month 1998 period includes costs of $15 million related to the implementation of the restructuring of the food business ($10 million at Biscuit, $1 million at U.S. Foods Group and $4 million at International). The nine month 1998 period includes $21 million of charges related to the implementation of the restructuring of the food business ($14 million at Biscuit, $3 million at U.S. Foods Group and $4 million at International). In addition, both 1998 periods include a non-recurring net gain of $14 million from businesses sold and exited ($2 million at U.S. Foods Group and $12 million at International).

    The following table represents operating company contribution comparisons based upon ongoing results. It excludes all one-time items which management believes affect the comparability of the results of operations. These items are discussed in footnotes (1) through (3) above.

                                                               THREE MONTHS                          NINE MONTHS
                                                            ENDED SEPTEMBER 30,                  ENDED SEPTEMBER 30,
                                                    -----------------------------------  -----------------------------------
                                                      1998       1997       % CHANGE       1998       1997       % CHANGE
                                                    ---------  ---------  -------------  ---------  ---------  -------------

                                                                             (DOLLARS IN MILLIONS)
OPERATING COMPANY CONTRIBUTION:
RJRT..............................................  $     425  $     380           12%   $   1,175  $   1,155            2%
Reynolds International............................         95        197          (52)         408        571          (29)
                                                    ---------  ---------                 ---------  ---------
    Total Tobacco.................................        520        577          (10)       1,583      1,726           (8)
                                                    ---------  ---------                 ---------  ---------
Nabisco Biscuit...................................        127        172          (26)         399        489          (18)
U.S. Foods Group..................................         63         71          (11)         209        229           (9)
                                                    ---------  ---------                 ---------  ---------
Domestic Food Group...............................        190        243          (22)         608        718          (15)
International Food Group..........................         49         58          (16)         128        156          (18)
                                                    ---------  ---------                 ---------  ---------
    Total Food....................................        239        301          (21)         736        874          (16)
                                                    ---------  ---------                 ---------  ---------
Headquarters......................................        (19)       (17)         (12)         (59)       (52)         (13)
                                                    ---------  ---------                 ---------  ---------
                                                    $     740  $     861          (14)   $   2,260  $   2,548          (11)
                                                    ---------  ---------                 ---------  ---------
                                                    ---------  ---------                 ---------  ---------

UNLESS OTHERWISE NOTED, DISCUSSIONS OF THE RESULTS OF OPERATIONS ARE BASED ON ONGOING RESULTS.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    RJRT's net sales for the third quarter were $1.5 billion, $200 million higher than the comparable period in 1997 and $4.07 billion for the first nine months of 1998, an increase of $482 million over 1997. The increase for both periods is primarily attributable to higher pricing ($291 million for the third quarter and $658 million for the first nine months of 1998), partially offset by lower volume ($86 million for the third quarter and $148 million for the first nine months of 1998). The pricing increase is before competitive discounting. See the operating company contribution discussion below. Volume for the three-month period and first nine months of 1998 decreased 7% and 4%, respectively. Industry volume decreased 5% and 4% for the three and nine month periods ended September 30, 1998, respectively.

    RJRT's overall retail share of market for the third quarter of 1998 decreased to 24.96% from 25.30% in the prior year comparable period. For the third quarter of 1998, RJRT's full-price share of market declined to 16.15% from 16.68%, while its savings share of market increased to 8.80% from 8.62%. Retail share of market for RJRT for the first nine months of 1998 decreased to 25.24% compared to 25.40% in 1997. Full price share of market declined to 16.34% for the first nine months of 1998 versus 16.64% in 1997, while savings increased to 8.89% in 1998 from 8.76% in 1997. Industry wide shipments for the full-price category increased to 74% of total shipments for the three months ended September 30, 1998 from 73% in 1997. Shipments industry wide for the full-price category the first nine months of 1998 were 73% of total shipments compared to 72% in 1997. RJRT's full-price shipments as a percentage of its total shipments were consistent with 1997 at 64% and 63% for the three and nine months ended September 30, 1998, respectively.

    Camel shipments were up 3% in the third quarter of 1998 compared to 1997 assisted by the introduction of the "Mighty Tasty" advertising campaign in June of 1998. Shipments were down 2% overall for the first nine months of 1998. Winston shipments were down 12% for the quarter and 3% for the first nine months of 1998. The third quarter of 1997 included strong introductory shipments of the repositioned, "No Bull" Winston. Salem volume declined 14% and 10% for the third quarter and first nine months of 1998, respectively, versus the 1997 comparable periods. RJRT is currently testing a new advertising and promotional campaign in select markets to reverse Salem's declining trend. Volume for Doral, the industry's leading savings brand, was flat for the third quarter of 1998 but increased 5% for the first nine months of 1998, versus the comparable 1997 periods. Doral's retail share of market was up 9% for both the third quarter and first nine months of 1998. New packaging was introduced in the second quarter of 1998 and the "Price Check Jackpot" promotion and Doral's new "Imagine Getting More" advertising campaign began in September of 1998.

    RJRT's operating company contribution increased 12% to $425 million for the third quarter of 1998 and increased 2% to $1.18 billion for the first nine months of 1998. The increase for both periods is due primarily to increased pricing ($291 million for the third quarter and $658 million for the first nine months of 1998), partially offset by lower volume ($71 million for the third quarter and $122 million for the first nine months of 1998), ongoing settlement costs ($38 million for the third quarter and $113 million for the first nine months of 1998), competitive discounting (marketing) ($91 million for the third quarter and $286 million for the first nine months of 1998) and other costs (legal, product costs and merchandising costs) in both periods.

    RJRT announced a $3.00 per thousand cigarette price increase effective August 5, 1998. This followed two other price increases of $2.50 per thousand cigarettes announced in the second quarter of this year and a $1.25 per thousand increase in the first quarter of this year. Each $1.00 per thousand increase equals a $.02 increase per pack. The price per pack of cigarettes has increased approximately $.19 in 1998. Similar price increases were announced by other cigarette manufacturers.

    Reynolds International's net sales were $735 million for the third quarter of 1998, a decrease of 19% over the comparable 1997 quarter. Excluding the impact of unfavorable foreign currency translation, net sales would have decreased 15% for the quarter versus 1997. Overall volume for the quarter of
46.0 billion units was down 17% versus 1997, primarily due to overall weakness in Special Markets and deteriorating economic conditions in the CIS and Baltics region. However, volume performance in the key region of Western Europe was up 5% for the quarter, with gains registered in Spain and France.

    Reynolds International's net sales decreased 11% to $2.31 billion for the first nine months of 1998 over the 1997 comparable period, primarily due to the weakness in Special Markets and CIS and Baltics region. Excluding the impact of unfavorable foreign currency translation, year to date net sales would have decreased 5% compared to 1997. Overall year to date volume of 141.6 billion units decreased by 4% from 1997, driven by weakness in Special Markets and the CIS and Baltics region.

    Operating company contribution was $95 million for the third quarter of 1998, a decrease of 52% over the third quarter of 1997, and $408 million for the first nine months of 1998, a 29% decrease over the comparable 1997 period. Only Western Europe posted gains for the quarter, while on a year to date basis, only the Americas region posted a small gain. The decrease in the third quarter and the first nine months of 1998 is mainly attributable to the volume decline and unfavorable foreign currency translation. Increased marketing costs also impacted the third quarter of 1998. Excluding the impact of unfavorable foreign currency translation, operating company contribution for the third quarter and first nine months of 1998 would have decreased by 44% and 18%, respectively, versus the comparable 1997 periods.

GOVERNMENTAL ACTIVITY

    In August 1996, the U.S. Food and Drug Administration (the "FDA") asserted jurisdiction over cigarettes and certain other tobacco products by declaring such products to be medical devices and adopting regulations, first proposed in 1995, on the advertising, promotion and sale of cigarettes. Regulations establishing 18 as the national minimum age for the sale of cigarettes and requiring age identification from purchasers who appear to be under age 26 became effective in February 1997. Implementation of the remaining regulations, which prohibit or impose stringent limits on a broad range of sales and marketing practices, was stayed by the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) pending appeal of denial of motions for summary judgment by RJRT and others in the tobacco industry. On August 14, 1998, the U.S. Court of Appeals for the Fourth Circuit reversed the District Court, finding that the FDA had exceeded its authority by regulating tobacco products. The government's request for an EN BANC review of this decision was denied on November 10, 1998. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the ruling by the Fourth Circuit were reversed, and if the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to prohibit the use of Joe Camel advertising, to require RJRT to undertake certain potentially costly public education activities and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. Trial before an administrative law judge began on November 9, 1998 and is expected to last from four to seven weeks.

    In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report entitled, "Respiratory Health Effects of Passive Smoking: Lung Cancer and Other Disorders," which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJRT and others filed suit in the U.S. District Court for the Middle District of North Carolina (FLUE-CURED STABILIZATION CORP. V. U.S. ENVIRONMENTAL PROTECTION AGENCY) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid, and vacated those portions of the EPA report dealing with lung cancer. The government has announced its intention to appeal this ruling to the Court of Appeals for the Fourth Circuit.

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

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets. After notice and comment, the Texas Department of Health (TDH) promulgated regulations denominated "Final" in mid-1998 that would have required both ingredient and nicotine-yield report to be filed by December 1, 1998. Recently, however, TDH announced amendments that would extend the initial reporting date to March 1, 1999.

    In 1997, the Minnesota legislature enacted a requirement that manufacturers of tobacco products sold in Minnesota report annually the presence of five substances in each brand of their products in its "unburned" and "burned" states. Enforcement of this reporting requirement was to begin when the date and form for reporting were announced by the Minnesota Department of Health. The Department has now prescribed a form and set the reporting date for February 15, 1999.

    In August 1998, the Massachusetts Department of Health issued regulations for public comment that would require (beginning July 1, 2000) annual reporting on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJRT, together with other cigarette manufacturers, filed comments with the Department on October 9, 1998. RJRT and the other manufacturers believe that the Department lacks legal authority to promulgate these proposed regulations.

    The Canadian province of British Columbia has also enacted ingredient disclosure legislation. RJR-MacDonald is challenging this legislation.

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

FOOD

    The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are comprised of the Nabisco Biscuit and the U.S. Foods Group (collectively, the "Domestic Food Group"). The U.S. Foods Group includes the Sales & Integrated Logistics Group, the Specialty Products, LifeSavers, Planters, Tablespreads (through August 14, 1998) and Food Service organizations. Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

    The Domestic Food Group's net sales declined 5% for the third quarter and 2% for the first nine months. Within the Domestic Food Group, Nabisco Biscuit's net sales increased 1% in the third quarter and were flat in the first nine months of 1998 versus the prior year. The increases in the third quarter and the first nine months of 1998 were primarily due to price increases and volume gains in core cookie and cracker brands, partially offset by lower volume in Snackwell's and breakfast snacks. Net sales for the first nine months of 1998 were favorably impacted by four more selling days. Without these extra days, net sales would have declined 2%. The U.S. Food Group's net sales decrease of 14% in the third quarter and 5% for the first nine months of 1998 was primarily due to the disposal of certain regional brands in 1997, the sale of College Inn broths, the Tablespreads and egg substitute businesses, and Plush Pippin frozen pies in 1998 and certain non-strategic businesses exited in 1998. Excluding the impact of these disposals and businesses exited, net sales would have risen 3% in both the third quarter and nine-month periods. The key contributors to the sales performance of the continuing U.S. Foods Group business were increased sales for nuts, pet snacks and hot cereals, and the inclusion of Cornnuts snacks acquired in December 1997, partially offset by lower sales volume for confections. The International Food Group's net sales decreased 4% in the third quarter due to unfavorable foreign currency translation and volume declines in Brazil and Argentina, partially offset by volume increases in other Latin American markets. For the first nine months of 1998 net sales decreased by 1% as a result of unfavorable foreign currency translation and volume declines in Brazil, Argentina, and Asia, offset in part by improvements in several Latin American markets.

    The Domestic Food Group's operating company contribution was $190 million in the third quarter of 1998, a decrease of 22% over the third quarter of 1997. For the first nine months of 1998, the Domestic Food Group generated operating company contribution of $608 million versus $718 million in the first nine months of 1997, a decrease of 15%. Within the Domestic Food Group, the operating company contribution for Nabisco Biscuit decreased $45 million or 26% for the third quarter of 1998 and decreased $90 million or 18% for the first nine months of 1998. The decrease for the third quarter was primarily due to increased marketing spending. Increased marketing spending and higher manufacturing and selling costs were the primary reasons for the decrease in the first nine months of 1998. The U.S. Foods Group operating company contribution decreased 11% and 9% for the third quarter and first nine months of 1998, respectively. The declines were due primarily to the absence of profits in 1998 from businesses sold and exited in both years, partially offset by gains in nuts and the acquisition of Cornnuts snacks in 1997. The nine month period was also negatively impacted by profit declines in confections. The International Food Group's operating company contribution declined 16% to $49 million and 18% to $128 million for the third quarter and first nine months of 1998, respectively. The decline for the third quarter was principally due to lower earnings as a result of the economic downturn in Brazil and Asia and unfavorable foreign currency translation, partially offset by improved profitability in other Latin American markets. The decline for the first nine months of 1998 was principally due to lower earnings in Spain, Asia and Canada, partially offset by small profitability improvements in several Latin American markets.

    In the third quarter of 1998, operating company contribution (on a reported basis) was increased by a $14 million net gain ($1 million after tax, net of minority interest) related to the sale of the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses, and the Del Monte brand canned vegetable business in Venezuela for net proceeds of approximately $550 million and the costs of exiting certain non-strategic businesses. Net sales for the full year 1997 from the businesses sold and exited were $583 million.

RESTRUCTURING CHARGE

    In the second quarter of 1998, Nabisco recorded a restructuring charge of $406 million ($216 million after-tax, net of minority interest) related to a program announced on June 8, 1998. The restructuring program, which was undertaken to streamline operations and improve profitability, commenced during the second quarter of 1998 and will be substantially completed during 1999. The restructuring charge for the Domestic Food Group amounted to $358 million and consisted of $268 million for Nabisco Biscuit, $30 million for LifeSavers, $15 million for Specialty Products and the remaining $45 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $48 million and primarily consisted of $37 million for Latin American operations, including $15 million for Brazil and $15 million for Argentina and $7 million for Canada.

    The $406 million restructuring charge will require cash expenditures of approximately $164 million. In addition to the restructuring expense, the program will require additional expenditures of approximately $118 million, of which $21 million ($10 million after-tax, net of minority interest) was incurred in the second and third quarters of 1998. These additional expenses are principally for implementation and integration of the program and include costs for relocation of employees and equipment and for training. Key components of the restructuring program include the disposal of plant and distribution assets in the United States and Latin America, including facilities in Argentina and Brazil; the reconfiguring of sales organizations to improve their effectiveness and drive revenue growth; the downsizing of departmental organizations and operating company structures; and the discontinuance of certain non-strategic product lines. After completion of the restructuring program, pre-tax savings in the year 2000 and thereafter are expected to be approximately $100 million annually. See note 1 to the Consolidated Condensed Financial Statements for information regarding the major components of the restructuring program.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income and during 1998 adopted Statement of Position No.

98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. See note 1 to the Consolidated Condensed Financial Statements for further discussion.

    See note 1 to the Consolidated Condensed Financial Statements for a discussion regarding recently issued accounting pronouncements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities were $698 million in the first nine months of 1998 compared to $579 million for the first nine months of 1997. The increase primarily reflects a reduction in inventory resulting from overall improved inventory management, a reduction in interest payments due to debt refinancings and repayments at Nabisco and lower income tax payments due to lower earnings, partially offset by a decrease in net income and an increase in tobacco settlement payments.

    Net cash flows from investing activities for 1998 were $117 million, compared to a use in 1997 of $405 million. The increase is due to higher divestiture proceeds from the sale of certain food businesses during 1998 and lower capital expenditures in 1998 (primarily at Reynolds International), partially offset by lower proceeds in 1998 versus 1997 resulting from the sale and closure of certain international tobacco facilities in 1997. Divestiture proceeds in 1998 were used to reduce debt at Nabisco.

    Net cash flows used in financing activities were $725 million for the first nine months of 1998, compared to $156 million in 1997. The increase was primarily due to an overall reduction in debt, principally at Nabisco, partially offset by the proceeds from the issuance of RJRN Holdings' trust orginated preferred securities.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in an inflow of $374 million and an inflow of $44 million for the first nine months of 1998 and 1997, respectively. The increase in free cash flow primarily reflects the reduction in inventory and the reduction in income tax and interest payments discussed above and a decrease in capital expenditures and preferred dividend payments, partially offset by a decline in operating company contribution, and the increase in tobacco settlement payments in 1998.

    Total estimated payments in 1998 for all tobacco ligitation settlement agreements currently in effect and their associated costs, including all attorney general agreements and related amendments and fee payment agreements and the agreement with Blue Cross and Blue Shield of Minnesota, will be approximately $600 million, $286 million of which has been paid as of September 30, 1998. Payments will be funded primarily by cash flows from operating and financing activities. These agreements will require similar payments in future years, but these amounts will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments. For further discussion of the potential impact of the proposed resolution of national, regulatory and litigation issues and various litigation settlements, including the effects of certain attorney general agreements, see note 4 to the Consolidated Condensed Financial Statements.

    Management of RJRN Holdings and its subsidiaries is continuing to review various strategic transactions, including but not limited to, acquisitions, divestitures, mergers and joint ventures. Management is also exploring ways to increase efficiency and productivity and to reduce the cost structures of its respective businesses, actions that, if implemented, could affect future results. Such actions could include a restructuring charge in the fourth quarter of 1998.

    Capital expenditures were $423 million for the first nine months of 1998. Management expects the current level of capital expenditures planned for 1998 to be in the range of approximately $600 million to

$625 million (approximately 56% Food and 44% Tobacco), which will be funded primarily by cash flows from operating and financing activities. Management expects its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN maintains a three-year revolving credit facility, of which no borrowings were outstanding at September 30, 1998, and a 364-day credit facility primarily to support commercial paper issuances, of which the entire facility was substantially available at September 30, 1998. In June 1998, the maturity of the revolving credit facility was extended to June 2001 and the 364-day credit facility was renewed to May 31, 1999. The commitment under the 364-day facility was reduced to $212 million. The commitments under the revolving credit facility decline to approximately $2.1 billion in year 1, to $2.0 billion in year 2 and to $1.7 billion in the final year. During 1998, RJRN Holdings and RJRN also amended certain terms of these credit agreements to accomodate the settlement of certain litigation.

    In October 1998, Nabisco's $1.381 billion 364-day credit facility was extended to September 1999 and amended to provide $1.108 billion of credit. Also in October 1998, Nabisco filed a shelf registration with the Securities and Exchange Commission for $1.0 billion of debt.

    In August 1998, RJR Nabisco Holdings, RJR Nabisco Inc. and the RJR Nabisco Holdings Capital Trusts filed a shelf registration with the Securities and Exchange Commission for $1.25 billion.

    In August 1998, a newly formed wholly owned subsidiary trust of RJRN Holdings issued $374 million principal amount of preferred securities. The preferred securities will pay preferential cash dividends of 9 1/2% per year per share. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of RJRN Holdings. The junior subordinated debentures are redeemable by RJRN Holdings on or after September 30, 2003. In October 1998, RJRN Holdings used a portion of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock (12,044 shares outstanding at a stated value of $301 million at September 30, 1998).

    See the Results of Operations within this section regarding the sale of certain food businesses in the third quarter of 1998.

FOREIGN MARKET RISK

    Current volatility of financial markets and political uncertainty in Russia and the rest of the CIS region have and could continue to adversely impact RJRN's results of operations. Reynolds International's sales, volume and profits for the third quarter and first nine months of 1998 suffered from deteriorating economies in Russia and the rest of the CIS region. In Russia, domestic and imported volume declined 44% during the third quarter compared to 1997, while sales declined 53% and operating company contribution declined to a loss of approximately $8 million from income of approximately $14 million. The ruble's devaluation and severe limits on trade credit froze important distributor channels for imported and domestic products. In addition, the poor economy and uncertain conditions fostered a decline in consumer purchasing power and weak demand for mid- and premium-priced products. These conditions led Reynolds International to briefly suspend domestic manufacturing and the import of higher-priced western brands into Russia toward the end of the third quarter. Although domestic manufacturing in Russia has resumed, business and economic conditions during the early weeks of the fourth quarter continue to be unstable. At this time, RJRN is unable to predict with any certainty the short or long-term impact of these developments in Russia, but anticipates that these factors could have an adverse effect on RJRN's results of operations in the fourth quarter of 1998 and beyond.

YEAR 2000 ISSUE

    RJRN Holdings has developed plans to address the implications of the year 2000 on its computer systems and business operations. The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

    RJRN Holdings is inventorying and assessing its financial, information and operational systems, including equipment with embedded microprocessors, and is developing detailed plans for required systems modifications or replacements. Management estimates that this process is 90% or more complete and expects this process to be fully complete by year-end 1998.

    Software remediation is ongoing and, in the case of information technology systems ("IT systems"), is approximately 75% complete for the food operations ("Food") and approximately 60% complete for the domestic and international tobacco operations ("Tobacco"). Management expects this phase of year 2000 readiness to be complete at all operating units by the end of the first quarter of 1999. In the case of non-information technology systems with embedded technology ("non-IT systems"), software remediation is in its early stages for both Food and Tobacco and estimated completion dates are the third quarter of 1999 for Food and the first quarter of 1999 for Tobacco.

    Software testing following remediation is approximately 50% complete for IT systems at both the Food and Tobacco operations. Management expects that testing at Food will be complete by the second quarter of 1999 and for Tobacco by the third quarter of 1999. With respect to non-IT systems, testing has recently begun at both Food and Tobacco, and is expected to be complete by the third quarter of 1999.

    Approximately 50% of IT systems at Food are remediated and in production. Management expects the remainder to be complete by the second quarter of 1999. About 45% of IT systems at Tobacco are remediated and in production. Management anticipates the balance to be complete by the third quarter of 1999. Both operations anticipate non-IT systems to be fully year 2000 compliant by the third quarter of 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $90 million, of which $34 million has been spent to date.

    RJRN Holdings is also in contact with suppliers, vendors, service providers and customers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. Most respondents to date have not completed their own compliance programs but have given assurance that such programs are ongoing.

    Progress against year 2000 compliance plans is monitored by management at each of the operating companies as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    RJRN Holdings' systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. However, these procedures have been expanded to include additional procedures for potential year 2000 issues. In addition, contingency plans to protect the business from year 2000-related interruptions are being developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. These plans will be complete by the second quarter of 1999 for Food and by the third quarter of 1999 for Tobacco. The possible consequences of RJRN Holdings or key third parties not being fully year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, RJRN Holdings believes its year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the year 2000 issue on its business, results of operations or financial condition.

EURO CURRENCY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the euro as their common legal currency. The euro will then trade on currency exchanges and be available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries are also scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. RJRN Holdings' operating subsidiaries that will be affected by the euro conversion have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of RJRN Holdings and its subsidiaries.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements particularly with respect to the level of restructuring-related expenses and the amount of savings related to the food restructuring program, capital expenditures, foreign market risk, the impact of proposed litigation settlements, including certain attorney general agreements related to the tobacco business, the impact of the euro currency conversion and the impact of the year 2000 issue on computer systems and applications, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
  TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including RJRN and RJRN Holdings) or indemnitees, including actions claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the third quarter of 1998, 81 new actions were served against RJRT and/or its affiliates or indemnitees (as against 191 in the third quarter of 1997) and 42 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On September 30, 1998, there were 614 active cases pending, as compared with 483 on September 30, 1997, and 245 on September 30, 1996. As of October 29, 1998, 673 active cases were pending against RJRT and/or its affiliates or indemnitees, 667 in the United States, 2 each in Canada and in Puerto Rico, and 1 each in the Marshall Islands, Nigeria and Panama.

    The United States cases are in 48 states and the District of Columbia, and are distributed as follows: 142 in Florida; 110 in New York; 104 in West Virginia; 47 in California; 24 in Louisiana; 22 in Massachusetts; 16 in each of Pennsylvania and Tennessee; 14 in Texas; 13 in Alabama; 11 in each of the District of Columbia and Illinois; 10 in each of New Jersey and Ohio; nine in Mississippi; seven in each of Georgia, Iowa and Nevada; six in each of Indiana and Minnesota; five in each of Arkansas and Maryland; four in each of Arizona, Missouri, New Mexico and Oklahoma; three in each of Colorado, Hawaii, Kansas, Kentucky, Michigan, Rhode Island, South Carolina, South Dakota, Utah, Washington and Wisconsin; two in each of Nebraska, New Hampshire, North Dakota and Oregon; and one in each of Alaska, Connecticut, Idaho, Maine, Montana, North Carolina, Vermont and Virginia. Of the 667 active cases in the United States, 549 are in state court, 113 are in federal court, and five are in tribal court. Most of these cases were brought by individual plaintiffs, but a significant number, discussed below, seek recovery on behalf of states, union pension funds, or other large classes of claimants.

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

ITEM 5. OTHER INFORMATION

    The Board of Directors of RJR Nabisco Holdings, on November 11, 1998, adopted an amendment to RJRN Holdings' by-laws that shortens the advance notice requirement for stockholder proposals and director nominations. The amendment would have the effect, for the coming proxy season, of moving the deadline for such proposals and nominations from November 27, 1998 to March 12, 1999. With respect to shareholder proposals submitted pursuant to Section 14a-8 of the Securities and Exchange Commission rules, this amendment does not alter or override the November 27, 1998 deadline stated in RJRN Holdings' last proxy statement.

                            ------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

      3.1  By-Laws of RJR Nabisco Holdings Corp. as amended by its Board of Directors on November
           11, 1998.

     10.1  Seventh Amendment to the 3 Year Credit Agreement and Tenth Amendment to the 364 Day
           Credit Agreement, by and among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and the lending institutions named therein, dated as of August 14, 1998.

     12.1  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividends for the nine months ended September 30, 1998.

     12.2  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Fixed Charges for the
           nine months ended September 30, 1998.

     12.3  RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 1998.

     27.1  RJR Nabisco Holdings Corp. Financial Data Schedule for the nine months ended September
           30, 1998.

     27.2  RJR Nabisco, Inc. Financial Data Schedule for the nine months ended September 30,
           1998.

     99.1  Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree,
           dated September 11, 1998 by and among the State of Florida and the tobacco companies named therein.

     99.2  Florida Fee Payment Agreement, dated September 11, 1998, by and among the State of
           Florida, various Florida counsel and the tobacco companies named therein.

     99.3  Form of MFN Escrow Agreement by and among, the State of Florida, the tobacco companies named therein and a bank acting as escrow agent.

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

                                              RJR NABISCO HOLDINGS CORP.
                                              RJR NABISCO, INC.

                                                               (Registrants)

Date: November 12, 1998                       /s/ DAVID B. RICKARD
                                              ------------------------------------------------
                                              David B. Rickard
                                              Senior Vice President and Chief Financial
                                              Officer

                                              /s/ RICHARD G. RUSSELL
                                              ------------------------------------------------
                                              Richard G. Russell
                                              Senior Vice President and Controller