Form 10-K405
period 1998-12-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1999-03-26
CIK 847903, 83612

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

                                            NAME OF EACH                                                 NAME OF EACH
                                          EXCHANGE ON WHICH                                            EXCHANGE ON WHICH
          TITLE OF EACH CLASS                REGISTERED                TITLE OF EACH CLASS                REGISTERED
----------------------------------------  -----------------  ----------------------------------------  -----------------
RJR NABISCO HOLDINGS CORP.                                   SUBSIDIARIES OF THE REGISTRANTS
  Common Stock, par value $.01 per share        New York     RJR NABISCO HOLDINGS CAPITAL TRUST I
RJR NABISCO, INC.                                            10% Trust Originated Preferred                  New York
                                                             Securities
  8.30% Senior Notes due April 15, 1999         New York     RJR NABISCO HOLDINGS CAPITAL TRUST II
  8% Notes due January 15, 2000                 New York     9.5% Trust Originated Preferred                 New York
                                                             Securities
  8% Notes due July 15, 2001                    New York
  8 5/8% Notes due December 1, 2002             New York
  7 5/8% Notes due September 15, 2003           New York
  8 1/4% Notes due July 1, 2004                 New York
  8.75% Senior Notes due April 15, 2004         New York
  8 3/4% Notes due August 15, 2005              New York
  8 1/2% Notes due July 1, 2007                 New York
  8 3/4% Notes due July 15, 2007                New York
  9 1/4% Debentures due August 15, 2013         New York

          Securities registered pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES X NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of RJR Nabisco Holdings Corp. on February 28, 1999 was approximately $8.9 billion. Certain directors of RJR Nabisco Holdings Corp. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose. None of the voting stock of RJR Nabisco, Inc. is held by any non-affiliate.

    Indicate the number of shares outstanding of each of the Registrants' classes of common stock, as of the latest practicable date: February 28, 1999:
RJR NABISCO HOLDINGS CORP.: 325,018,348 SHARES OF COMMON STOCK, PAR VALUE, $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE
                            ------------------------

    RJR Nabisco, Inc. meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.
                         ------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement of RJR Nabisco Holdings Corp. to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 on or prior to March 30, 1999 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                                PAGE
                                                                                                                -----
PART I
Item 1.     Business.......................................................................................           3
            (a) General Development of Business............................................................           3
            (b) Financial Information about Industry Segments..............................................           4
            (c) Narrative Description of Business..........................................................           4
            Tobacco........................................................................................           4
            Food...........................................................................................          13
            Other Matters..................................................................................          17
            (d) Financial Information about Foreign and Domestic Operations................................          18
Item 2.     Properties.....................................................................................          18
Item 3.     Legal Proceedings..............................................................................          18
Item 4.     Submission of Matters to a Vote of Security Holders............................................          19
            Executive Officers of the Registrants..........................................................          19

PART II
Item 5.     Market for Registrants' Common Equity and Related Stockholder Matters..........................          22
Item 6.     Selected Financial Data........................................................................          23
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          24
Item 7a.    Quantitative and Qualitative Disclosures about Market Risk.....................................          45
Item 8.     Financial Statements and Supplementary Data....................................................          46
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          46

PART III
Item 10.    Directors and Executive Officers of the Registrants............................................          47
Item 11.    Executive Compensation.........................................................................          47
Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          47
Item 13.    Certain Relationships and Related Transactions.................................................          47

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................          47

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of RJR Nabisco Holdings Corp. ("RJRN Holdings") and its wholly-owned subsidiary, RJR Nabisco, Inc. ("RJRN") (collectively the "Registrants"), comprise one of the largest tobacco and food companies in the world. In the United States, the tobacco business is conducted by R. J. Reynolds Tobacco Company ("RJRT"), a wholly-owned subsidiary of RJRN and the second largest manufacturer of cigarettes, and the packaged food business is conducted under Nabisco Holdings Corp. ("Nabisco Holdings") by its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which currently represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.7% of the total voting power of Nabisco Holdings' outstanding common stock.

    Outside the United States, tobacco operations are conducted by R.J. Reynolds International ("Reynolds International"), and food operations are conducted by Nabisco International, Inc. ("Nabisco International") and Nabisco Ltd (formerly Nabisco Brands Ltd). RJRT's and Reynolds International's tobacco products are sold around the world under a variety of brand names. Nabisco's food products are sold in the United States, Canada, Latin America, certain European countries and certain other international markets. Except for WalMart, which represents 11.5% of consolidated 1998 revenues, no customer of RJRN's subsidiaries in the aggregate accounted for 10% or more of RJRN's consolidated 1998 revenues. For financial information with respect to RJRN's operating segments, and operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 15 to the consolidated financial statements of RJRN Holdings and RJRN as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998 (the "Consolidated Financial Statements").

    RJRN was incorporated as a holding company in 1970 holding the stock of RJRT and other companies that have since been sold. It acquired Nabisco Holdings Corp. (formerly Nabisco Brands, Inc.) in 1985. RJRN Holdings was organized as a Delaware corporation in 1988 to effect the acquisition of RJRN, which was completed on April 28, 1989. As a result of this acquisition, RJRN became an indirect, wholly-owned subsidiary of RJRN Holdings. After a series of holding company mergers completed on December 17, 1992, RJRN became a direct, wholly-owned subsidiary of RJRN Holdings. The business of RJRN Holdings is conducted through RJRN.

    In recent years subsidiaries of RJRN Holdings and RJRN have completed a number of acquisitions and have divested certain businesses. These acquisitions included Butterkist Ltd, a biscuit producer in Jamaica in 1998 and the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks in 1997. Businesses sold or exited include the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses and the Del Monte brand canned vegetable business in Venezuela in 1998 and certain Nabisco domestic regional brands in 1997.

    On March 9, 1999, RJRN and RJRT entered into a definitive agreement to sell the international tobacco business of Reynolds International for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). Under the terms of the sale agreement, Japan Tobacco will acquire substantially all of the business, including intellectual property rights, of Reynolds International, including the international rights to the CAMEL, WINSTON and SALEM brands. Proceeds from the sale will be used to reduce debt and for general corporate purposes which is expected to substantially strengthen the financial position of RJRT. The sale is subject to certain regulatory conditions and receipt of certain consents from RJRN's bondholders.

    Also on March 9, 1999, RJRN Holdings announced that its Board of Directors had approved a plan to separate the domestic tobacco business conducted by RJRT from the food business conducted by operating subsidiaries of Nabisco Holdings. Under the plan, the separation will be accomplished by a tax-free spin-off to RJRN Holdings shareholders of shares of the tobacco business (the "Spin-off").

    Upon completion of the Spin-off, RJRN Holdings will be renamed Nabisco Group Holdings and will continue to exist as a holding company, owning 80.5% of Nabisco Holdings. Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange and shares of tobacco company stock also will trade separately. The separation is subject to final Board approval and bondholder consent and is currently expected to occur following completion of the sale of the international tobacco business.

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS During 1997 and 1996, industry segments were reported as tobacco and food. In the fourth quarter of 1998 RJRN Holdings and RJRN implemented SFAS No. 131 and restated segment disclosures for prior years to conform with the current year presentation which includes five operating segments: R.J. Reynolds Tobacco, Reynolds International, Nabisco Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic location.

    For information relating to operating segments for the years ended December 31, 1998, 1997 and 1996, see note 15 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

                                    TOBACCO

    The tobacco line of business is conducted by RJRT and Reynolds International, which manufacture, distribute and sell cigarettes. Cigarettes are manufactured in the United States by RJRT and in over 40 foreign countries and territories by Reynolds International and subsidiaries, joint ventures or licensees of RJRT and are sold throughout the United States and in more than 170 markets around the world. In 1998, approximately 64% of total tobacco segment net sales (after deducting excise taxes) and approximately 78% of total tobacco segment operating company contribution on an ongoing basis were attributable to domestic tobacco operations. Pursuant to an agreement with Japan Tobacco, described above, it is expected that the sale of Reynolds International will be consummated during the second quarter of 1999.

DOMESTIC TOBACCO OPERATIONS

    The domestic tobacco business has been conducted by RJRT, the second largest cigarette manufacturer in the United States and will continue under RJRT as a separate, publicly traded company after the Spin-off. RJRT's largest selling cigarette brands in the United States include DORAL, WINSTON, CAMEL, SALEM, and VANTAGE. RJRT's other cigarette brands, including MONARCH, MORE, NOW, CENTURY, STERLING and MAGNA, are marketed to meet a variety of smoker preferences. All RJRT brands are marketed in a variety of styles. Based on data collected for RJRT by an independent market research firm, RJRT had an overall share of retail consumer cigarette sales during 1998 of 25.17%, a decrease of approximately one-quarter of a share point from 1997. During 1998, RJRT and the largest domestic cigarette manufacturer, Philip Morris Incorporated, together sold, on a shipment basis, approximately 73.4% of all cigarettes sold in the United States.

    In May 1996, RJRT began test marketing in Chattanooga, Tennessee, ECLIPSE, a cigarette that primarily heats rather than burns tobacco and thereby substantially reduces second-hand smoke. Test markets were expanded in 1997 to include Lincoln, Nebraska and Atlanta, Georgia. ECLIPSE is also available to adult smokers by mail in many states. RJRT continues to assess the test results.

    A primary long-term objective of RJRT is to increase earnings and cash flow through selective marketing investments in its key brands and continual improvements in its cost structure and operating efficiency. Marketing programs for full-price brands are designed to build brand awareness and add value to the brands by building brand loyalty among current adult smokers and attracting adult smokers of competing brands. In 1998, RJRT continued to make progress in strengthening its brands. The WINSTON styles supported by the "No Bull" positioning gained market share for the first time in 25 years, despite a fiercely competitive marketplace. CAMEL continued to be a strong competitor, backed by its new "Mighty Tasty" advertising campaign and related promotional events. After a year of successful test-marketing of a new SALEM positioning, RJRT introduced the "It's Not What You Expect" campaign nationally in January 1999, with special emphasis on markets where the full-price menthol segment is strong. RJRT believes it is essential to compete in all segments of the cigarette market, and accordingly it offers a range of lower-priced brands including DORAL, MONARCH and BEST VALUE, intended to appeal to more cost-conscious adult smokers. DORAL maintained its positive performance trend, achieving significant gains and growing to an almost 24 percent share of the savings segment. For a discussion on competition in the tobacco business, see "Business--Tobacco--Competition" in this Item 1.

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

    RJRT's cigarettes are sold in the United States primarily to chain stores, other large retail outlets and through distributors to other retail and wholesale outlets. Except for McLane Company, Inc., which represented approximately 16.7% of RJRT's sales, no RJRT customers accounted for more than 10% of RJRT's sales for 1998. WalMart, which is an affiliate of McLane, represents an additional approximately 5% of RJRT's sales. RJRT distributes its cigarettes primarily to public warehouses located throughout the United States that serve as local distribution centers for RJRT's customers.

    RJRT's products are sold to adult smokers primarily through retail outlets. RJRT uses print media, billboards, point-of-sale displays and other methods of advertising. As a part of a Master Settlement Agreement with state attorneys general entered into in 1998, billboard advertising is being discontinued and certain other forms of brand name promotion are being severely limited. Since 1971, television and radio advertising of cigarettes has been prohibited in the United States.

INTERNATIONAL TOBACCO OPERATIONS

    Reynolds International, which is being sold to Japan Tobacco subject to the sale agreement described above, operates in over 170 markets around the world. Reynolds International believes that the American-blend segment, in which Reynolds International primarily competes, is growing significantly faster than overall foreign cigarette sales. Although Reynolds International is the second largest of two international cigarette producers that have significant positions in the American-blend segment, its share of sales in this segment is approximately one-fourth of the share of Philip Morris International Inc., the largest American-blend producer.

    Reynolds International has strong brand presence in Western Europe and is well established in its other key markets in the Middle East/Africa, Asia, the CIS and Baltics region and Canada. Reynolds International is aggressively pursuing development opportunities throughout the world.

    Reynolds International markets nearly 100 brands of which WINSTON, CAMEL and SALEM, all American-blend cigarettes, are its international leaders. WINSTON, Reynolds International's largest selling international brand, has a significant presence in Puerto Rico and has particular strength in the Western Europe and Middle East/Africa regions. CAMEL is sold in approximately 140 markets worldwide and is Reynolds International's second largest selling international brand. SALEM is one of the world's largest selling menthol cigarettes and is particularly strong in Far East markets. Reynolds International also markets a number of local brands in various foreign markets. None of Reynolds International's customers accounted for more than 10% of its sales in 1998.

    Approximately 17% of Reynolds International's 1998 volume was U.S.-made product, with the remainder manufactured outside the U.S. Reynolds International brands are manufactured in owned or joint-venture facilities in 22 locations outside the United States, and through licensing agreements in about 16 other countries. Reynolds International owned or joint-venture manufacturing locations include Andorra, Canada, China, the Czech Republic, Finland, Germany, Hong Kong, Indonesia, Kazakhstan, Malaysia, Mexico, Puerto Rico, Poland, Portugal, Romania, Russia, Spain, Switzerland, Tanzania, Tunisia, Turkey, Ukraine and Vietnam.

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

COMPETITION

    Generally, the markets in which RJRT and Reynolds International conduct their businesses are highly competitive, with a number of large participants. Competition is conducted on the basis of brand and packaging recognition, brand loyalty, retail display and promotion, quality and price. For most of RJRT's and Reynolds International's brands, substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new brand. Anti-smoking groups have undertaken activities designed to inhibit cigarette sales, the form and content of cigarette advertising and the testing and introduction of new cigarette products.

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

LEGISLATION AND OTHER MATTERS AFFECTING THE CIGARETTE INDUSTRY

    The tobacco business is subject to a wide range of laws and regulations regarding the advertising, sale, taxation and use of tobacco products imposed by local, state, federal and foreign governments. In addition, in 1999 the U.S. Congress is likely to consider legislation regarding increases in the federal excise tax, Medicaid reimbursement to the federal government as a result of the Master Settlement Agreement with the state attorneys general, changes to the Medicare statutes regarding possible litigation against the industry by the Department of Justice and regulation of tobacco products by the Food and Drug Administration. President Clinton has indicated support for a 55 cent per pack increase in the federal excise tax and plans for the filing of a Medicare cost recovery lawsuit. For a discussion of the regulatory and legislative environment applicable to the cigarette business see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity" and note 10 to the Consolidated Financial Statements.

LITIGATION AFFECTING THE CIGARETTE INDUSTRY

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1998, 334 new actions were served against RJRT and/or its affiliates or indemnitees and 183 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1998, there were 664 active cases pending, as compared with 516 on December 31, 1997, 234 on December 31, 1996 and 134 on December 31, 1995. As of March 15, 1999, 658 active cases were pending against RJRT and/or its affiliates or indemnitees: 653 in the United States; two in Canada; one in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 42 U.S. states and the District of Columbia. The breakdown is as follows: 126 in West Virginia; 122 in Florida; 109 in New York; 53 in California; 29 in Massachusetts; 24 in Louisiana; 17 in Pennsylvania; 16 in Tennessee; 15 in Texas; 14 in the District of Columbia; 12 in Alabama; 11 in New Jersey; nine in each of Illinois and Mississippi; six in each of Iowa and Ohio; five in each of Indiana, Maryland and Minnesota; four in each of Arkansas, Georgia, Missouri, Nevada, Oklahoma, Rhode Island and Virginia; three in each of Arizona and New Mexico; two in each of Colorado, Hawaii, Kansas, Kentucky, Michigan, North Carolina, North Dakota, South Carolina, South Dakota, Utah and Washington; one in each of Nebraska, New Hampshire, Oregon and Wisconsin. Of the 653 active U.S. cases, 136 are pending in federal court, 512 in state court and five in tribal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Fourteen of the 653 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-eight cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 111 of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, when applicable, additional statutory, equitable, constitutional and other defenses. RJRN and RJRN Holdings have asserted additional defenses, including jurisdictional defenses, in many of these cases in which they are named.

    INDUSTRY TRIAL RESULTS. Juries have found for plaintiffs in five smoking and health cases in which RJRT was not a defendant. In one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK V. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. On January 29, 1999, the Florida Court of Appeals reversed this verdict and ordered a new trial in a different location (Palm Beach County). On February 9-10, 1999, in HENLEY V. PHILIP MORRIS, INC., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris has stated that it will file motions with the trial judge requesting that the verdict be set aside and/or reduced. Depending upon the outcome of those motions, Philip Morris may appeal the judgment.

    On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER and WIDDICK cases, a Florida state court jury found no RJRT liability (CONNOR V. R. J. REYNOLDS TOBACCO CO.). On October 31, 1997, in still another case (KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY) brought by the same attorney, another Florida state court jury found no RJRT liability. On March 19, 1998, an Indiana state court found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN
V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. Finally, on March 18, 1999, the jury in an Ohio federal district court found for the defendants, including RJRT, on all counts in a class-action union trust-fund case, IRONWORKERS LOCAL 17 V. PHILIP MORRIS.

    CERTAIN CLASS-ACTION SUITS. In May 1996, in an early class action case, CASTANO V. AMERICAN TOBACCO COMPANY, the Fifth Circuit Court of Appeals overturned the certification of a purported nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most purported class-action suits have sought certification of statewide rather than nationwide classes.

    Putative class-action suits based on claims similar to those asserted in CASTANO have been brought against RJRT and in some cases RJRN in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. On October 19, 1998, a putative class action was filed in federal court in Philadelphia, Pennsylvania, on behalf of "all living Black Americans who have purchased or consumed menthol tobacco products since 1954 (including minors through their legal representatives)" seeking redress of alleged violations of the plaintiffs' civil rights. A purported class action suit against RJRT in Texas claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Similar claims have been made in other lawsuits. Other types of class-action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of such persons.

    Despite the marked increase of purported class actions brought against tobacco companies, very few purported class actions have been certified, or if certified, have survived on appeal. Class certification was granted, however, by a Maryland state court in RICHARDSON V. PHILIP MORRIS. That decision is being reviewed by the Maryland Court of Appeals. In addition, on November 5, 1998 a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (SCOTT
V. AMERICAN TOBACCO COMPANY). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants settled another class-action suit, BROIN V. PHILIP MORRIS, in October, 1997. This settlement was challenged but was approved by the Florida Court of Appeals on March 24, 1999.

    Trial is underway in a class-action suit pending in Florida, ENGLE V. R. J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. The initial phase, which includes common issues related to liability and general causation, entitlement to punitive damages and possibly the basis or ratio for assessment of punitive damages, is expected to last several months, but even if potential liability is confirmed in this phase of the trial, no actual liability would be established until the subsequent phases which could last for some years.

    HEALTH-CARE COST RECOVERY CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. AMERICAN TOBACCO COMPANY, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the State the plaintiff in the case and basing its claims on economic loss rather than personal injury, the State sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the MOORE case, most other states, through their attorneys general and/or other state agencies, sued RJRT and other U.S. cigarette manufacturers based on similar theories. The first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, were settled by separate agreements between the state and the cigarette manufacturer defendants in each case.

    On November 23, 1998, the major U.S. cigarette manufacturers, including RJRT, entered into a Master Settlement Agreement ("MSA") with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas (the "Settling States"). The MSA settles all the health-care cost recovery actions brought by the Settling States and contains releases of certain additional present and future claims.

    The MSA calls for the tobacco companies to pay the Settling States an initial payment of $2.4 billion (allocated among the companies on the basis of relative market capitalization) and four subsequent additional annual initial payments starting in 2000 (allocated among the companies on the basis of relative market share) of up to approximately $2.47 billion, $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual payments, increasing from $4.5 billion in April 2000 to $8 billion in 2004 and further to $9.0 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008.

    Except for the first initial payment, all payments made under the MSA are allocated among the participating manufacturers based on their relative market shares. In addition, most payments to be made under the MSA after 1999 are subject to a number of adjustments, most frequently adjustments based on inflation (the greater of 3% or the rise in the consumer price index) and on changes in the volume of cigarettes sold each year. Certain payments are also subject to adjustments to account for payments to previously settling states and for the impact, if any, on the signatory tobacco companies of competitive disadvantages vis-a-vis non-settling manufacturers as a result of the settlement. Furthermore, certain payments are subject to set-off against payments that cigarette companies might be required to make to the federal government that are paid over to the Settling States for uses related to the MSA. Finally, if judicial approval is not obtained in any state, there would be an adjustment deducting for the share of a payment allocable to that state.

    The tobacco companies have also agreed to (a) make a one-time payment of $50 million on March 31, 1999 to establish a fund for enforcement of the MSA and laws relating to tobacco products and (b) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

    In addition, the MSA calls for the creation of a national foundation which would establish public education and other programs and conduct or sponsor research to reduce youth smoking and to understand and educate the public about diseases associated with tobacco-product use. The tobacco companies will fund the establishment of the foundation with 10 annual payments of $25 million commencing March 31, 1999, further payments of $250 million on March 31, 1999 and $300 million annually thereafter for four years and additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market.

    The manufacturers also agree to pay the litigation costs, including government attorneys fees, of the attorneys general's offices relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the settling states. Outside counsel fees are to be determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap for all these (and certain other) settled cases in each year of $500 million. Fees set by the negotiated fee procedure would be subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion.

    The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the following: use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; free sampling; and lobbying. The MSA requires the dissolution of the Tobacco Institute, the Council for Tobacco Research and the Center on Indoor Air Research and places restrictions on the establishment of any replacement organizations.

    The MSA, when judicially approved, will release RJRT (and certain of its indemnitees), RJRN and RJRN Holdings from: (i) all claims of the Settling States (and their respective political subdivisions and other recipients of state health-care funds) relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and (ii) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products which have been manufactured in the ordinary course of business.

    RJRT's share of the first payment of $2.4 billion is $163.2 million which was charged to expense in the fourth quarter of 1998 and was paid from general corporate funds. The financial effects of the MSA on RJRT, RJRN and RJRN Holdings are difficult to predict, but the MSA may have a significant negative impact on operating results, cash flows and financial condition in the future. The financial effects depend, among other things, on the impact of increased cigarette prices (needed to cover the cost of these payments), proposed marketing restrictions, increased funding of anti-smoking educational programs, the amount and kind of additional requirements that may be imposed on the industry by state and national legislation and regulation, and the effect on RJRT's payment obligations of such variables as inflation, sales volumes, the level of operating profits and RJRT's competitive position in the industry. The effect of the MSA, if any, on existing claims, or the number and type of additional lawsuits filed against RJRT in the future, is also difficult to predict at this time.

    The MSA becomes effective on the earlier of June 30, 2000 or the date on which final approval of the settlement has been obtained in courts of 80% of the Settling States (both by number and percentage share of the settlement payments due). As of February 19, 1999, final approval had been obtained in 31 of the necessary 42 Settling States having percentage shares equal to 41.7% of the percentage shares of payments due.

    Payments for all tobacco litigation settlement agreements currently in effect will be approximately $1.6 billion in 1999 and will be funded through price increases. Payments in future years will approximate $2.0 billion per year, but these payments will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments.

    As part of the MSA, the tobacco companies agreed to work with tobacco growers to address the possible adverse economic impact on growers of the MSA. RJRT, with the other major manufacturers, has agreed in principle to participate in funding a $5.15 billion trust fund to be administered by the tobacco-growing states. Details of these arrangements are not yet established but it is expected that RJRT's payment obligations will be met over a number of years and will be subject to adjustments for several factors, including inflation, U.S. aggregate cigarette volumes and market share.

    UNION CASES. Although the MSA settled some of the most potentially burdensome healthcare cost recovery actions, many other such cases have been brought by other types of plaintiffs. Approximately 73 lawsuits have been brought by union trust funds against cigarette manufacturers and others in the past two years. The funds seek recovery of payments made by them for medical expenses of their participants-- union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

    The defendants in these actions argue, among other things, the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the injured individual.

    The majority of courts that have decided motions in these union cases support the tobacco defendants' position on "remoteness" and have dismissed all or most of the claims against the industry on motions to dismiss. There are a few notable exceptions to this trend. In two such cases that are being scheduled together, LABORERS LOCAL 17 V. PHILIP MORRIS and UNITED FEDERATION OF TEACHERS
V. PHILIP MORRIS, a New York federal district court, on March 26, 1998, granted defendants' motions to dismiss state and federal antitrust and unjust enrichment claims but denied motions to dismiss claims asserted under RICO and those based on fraud and breach of special duty. This decision was appealed to the Second Circuit Court of Appeals which heard oral argument on February 4, 1999. Another case, STEAMFITTERS LOCAL UNION 420 V. PHILIP MORRIS, has been appealed to the Third Circuit Court of Appeals and was argued a week prior to the Second Circuit hearing. Also surviving motions to dismiss, NORTHWEST LABORERS V. PHILIP MORRIS, filed in federal court in Washington, was certified as a class action and is currently scheduled for trial in September of 1999.

    The first union case to survive motions to dismiss and go to trial was IRON WORKERS LOCAL NO. 17 V. PHILIP MORRIS. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss-- state and federal RICO and civil conspiracy. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJRN and RJRN Holdings from the case. On March 18, 1999, the jury in this case returned a unanimous verdict for the defendants on all surviving counts.

    OTHER HEALTH-CARE COST RECOVERY AND AGGREGATED CLAIMS PLAINTIFFS. Similar cases have been filed by Native American tribes, five in tribal courts and one putative class action in San Diego Superior Court. Four groups of health care insurers as well as a private entity that purported to self-insure its employee health care programs have also advanced claims similar to those found in the union cost recovery actions. Two of these "insurer" cases, WILLIAMS & DRAKE V. AMERICAN TOBACCO, and REGENCE BLUESHIELD V. PHILIP MORRIS, were dismissed on "remoteness" grounds by federal district courts in Pennsylvania and Washington respectively. Two foreign countries have also brought health-care cost recovery suits in U.S. courts. Other cost recovery suits have been brought by, among others, local governmental jurisdictions, foreign governments, tax payers (on behalf of a governmental jurisdiction), a university and a hospital. Finally, nine actions have been filed against RJRT by asbestos companies and/or asbestos- related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. There have been, to date, no rulings on motions to dismiss these asbestos actions.

    RECENT AND SCHEDULED TRIALS. As of March 19, 1999, there were 13 cases scheduled for trial in 1999 against RJRT alleging injuries relating to tobacco. Two of these cases, in which RJRT is a party, are currently in progress: the ENGLE case in Florida; and NEWCOMB V. R.J. REYNOLDS TOBACCO COMPANY, which is one of four consolidated individual cases being tried in Memphis, Tennessee. Cases against other tobacco company defendants are also scheduled for trial in 1999 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were less frequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, FARR V. R.J. REYNOLDS TOBACCO COMPANY, alleging claims under Title VII and the Equal Pay Act. The suit was brought on behalf of female RJRT employees and applicants for employment in the "southeast sales region," seeking equitable relief, back pay and lost benefits, as well as punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. On plaintiffs' motion, all class action allegations in this case were dismissed without prejudice in February 1999.

    RJRT is aware of certain grand jury investigations being conducted in New York and Washington, D.C. which relate to the cigarette business. In addition, RJRT received a document subpoena date September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJRT understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJRT is responding to the subpoena.

    On December 22, 1998, a now inactive tobacco subsidiary that was part of Reynolds International's business, Northern Brands International, Inc. ("NBI"), entered into a plea agreement with the United States Attorney for the Northern District of New York. NBI was charged with aiding and abetting certain customers who brought merchandise into the United States "by means of false and fraudulent practices. . . ." NBI agreed to pay a $10 million forfeiture and a $5.2 million fine and special assessment. In the plea agreement, the U.S. Attorney agreed not to bring additional criminal charges in the Northern District against NBI or its corporate affiliates (including RJRN Holdings, RJRN, RJRT and Reynolds International) for actions (from 1985 through 1998) that are related to those that gave rise to the agreement. RJR-MacDonald, Reynolds International's operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the NBI investigation. Management cannot predict whether any other authorities in the United States or Canada will seek to take further actions with regard to these events.

    For a further discussion of litigation affecting the tobacco business see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Tobacco--Governmental Activity."

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the

Master Settlement Agreement referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

    For more detailed information about the class action and other aggregated claims suits pending against RJRT and its affiliates and indemnitees, see exhibit 99 to this Form 10-K, a copy of which will be provided free of charge to persons requesting it in writing and addressed to Worldwide Communications, RJR Nabisco Holdings Corp., 1301 Avenue of the Americas, New York, NY 10019 or by phone to 800-RJR-NAB3.

                                      FOOD

    The food line of business is conducted by operating subsidiaries of Nabisco Holdings. RJRN owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which currently represents approximately 80.5% of the economic interest in Nabisco Holdings and approximately 97.7% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's businesses in the United States are comprised of Nabisco Biscuit and the U.S. Foods Group. The U.S. Foods Group is comprised of the Sales & Integrated Logistics Group and Specialty Products, LifeSavers, Planters, Tablespreads (through August 14, 1998) and Food Service. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. None of Nabisco's customers accounted for more than 10% of sales for 1998.

NABISCO BISCUIT

    Nabisco Biscuit is the largest manufacturer and marketer in the United States cookie and cracker industry with eight of the top ten selling brands. Overall, in 1998, Nabisco Biscuit had a 38.6% share of the domestic cookie category and a 52.6% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor) compared to 39.6% and 53.7%, respectively, in 1997. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, SNACKWELL'S and NEWTONS. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, NABISCO HONEY MAID GRAHAMS and TRISCUIT.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Line extensions such as OREO DOUBLE STUFF, FUDGE COVERED OREO and Reduced Fat OREO continue to increase the brand's appeal to targeted consumer groups. CHIPS AHOY! is the leader in the chocolate chip cookie segment with line extensions such as CHUNKY CHIPS AHOY! and CHEWY CHIPS AHOY!.

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. In recent years, fat free and reduced calorie varieties of Newtons, as well as NEWTONS COBBLERS, have been introduced.

    SNACKWELL'S cookies and crackers, on a combined basis, is the seventh leading brand in the United States. The entire SNACKWELL'S cookie and cracker line was relaunched in the middle of the year, with improvements in taste, texture and appearance. In addition, two new products, MINT CREME and CARAMEL DELIGHTS were introduced during the year.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States, as well as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ, all successful product line extensions. The RITZ product line accounted for 13.4% of cracker sales in the United States in 1998, compared to 12.8% in 1997. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by NABISCO HONEY MAID GRAHAMS, TRISCUIT, AIR CRISPS and WHEAT THINS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States. AIR CRISPS, launched nationally in 1996, consists of a line of light crispy baked snacks in Ritz, Cheese Nips, Wheat Thins, Pretzel and Potato varieties. During the year, Nabisco Biscuit introduced SWEET CRISPERS which ranked number one in sales for new cookie/cracker products.

    Nabisco Biscuit's other cookie and cracker brands, which include NILLA, NUTTER BUTTER, STELLA D'ORO, BETTER CHEDDARS, CHEESE NIPS AND BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments.

    Nabisco Biscuit's products in the breakfast snack aisle include SNACKWELL'S cereal bars, granola bars and TOASTETTES toaster pastries. The line has expanded over the years with new varieties, and in 1998 Nabisco Biscuit introduced SNACKWELL'S STREUSEL SQUARES.

    Nabisco Biscuit's products are manufactured in 13 Nabisco Biscuit owned facilities and in 15 facilities with which Nabisco Biscuit has production agreements with contract manufacturers. These facilities are located throughout the United States. Nabisco Biscuit also operates a flour mill in Toledo, Ohio which supplies over 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 11 major distribution warehouses and 110 shipping branches where shipments are consolidated for delivery to approximately 65,000 separate delivery points.

U.S. FOODS GROUP

    Nabisco manages its non-biscuit food operations in the U.S. through the U.S. Foods Group which is comprised of the following operating units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the LifeSavers and Planters Specialty Companies and distribution for the Food Service Company. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The products are distributed from twelve distribution centers located throughout the United States.

    PLANTERS SPECIALTY. Planters Specialty produces and markets a broad range of food products. These products include nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. In December 1997, the CORNNUTS line of crispy corn kernel snacks was acquired and added to the Planters line. Planters Specialty also manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, and gelatins representing the largest categories. Many of Planters Specialty products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, ROYAL desserts and KNOX gelatines.

    Planters Specialty's primary entries in the steak sauce and mustard segments are A.1. and A.1. BOLD steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Planters Specialty is the second largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    Planters Specialty, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes new varieties such as BANANA NUT BREAD and CINNAMON RAISIN. Quaker Oats Company is the most significant participant in the hot cereal category.

    Planters Specialty manufactures products in seven plants and sources products from a number of contract manufacturers.

    LIFESAVERS. LifeSavers manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, ICE BREAKERS gum, BUBBLE YUM bubble gum, GUMMI SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1998 share of 5.1%, compared to 5.2% in 1997, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is among the largest selling bubble gum brands in the United States.

    LifeSavers manufactures its products in four owned plants and utilizes three primary contract manufacturers.

    FOOD SERVICE. Food Service utilizes a direct national sales force to sell a variety of specially packaged food products of the Nabisco Biscuit and U.S. Foods Group including cookies, crackers, confections, hot cereals, sauces and condiments to the food service and vending machine industry.

INTERNATIONAL FOOD GROUP

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Snack and Grocery Divisions. Excluding private label brands, the Snack Division produced all of the top ten cookies and nine of the top ten crackers in Canada in 1998. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in five bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers.

    The Snack Division also uses a separate selling and marketing organization which offers a variety of specially packaged food products to non-grocery outlets, wherever the consumer may have opportunity to consume food products outside of the home. The products are sourced from both the Snack and Grocery Divisions and include cookies, crackers, canned fruits, vegetables, pasta and condiments.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer and second largest canned vegetable producer in Canada. Canned fruits and vegetables, as well as fruit juices and drinks, are marketed under the DEL MONTE trademark pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. Dry pasta and other Italian food products are marketed under the PRIMO trademark, which is the number two pasta brand in Canada. The Grocery Division also markets MILK-BONE pet snacks and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1998. Five produced canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through five regional warehouses.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International also exports a variety of Nabisco Biscuit and U.S. Foods Group products to markets in Europe, the Middle East, Latin America, Africa and Asia from the United States. Nabisco International operates one of the largest multinational packaged food businesses in Latin America, with operations in 15 countries.

    Nabisco International manufactures and markets biscuits and crackers under the NABISCO, TERRABUSI, ARTIACH, MARBU and LUCKY brands, yeast and bakery ingredients under the FLEISCHMANN'S brand, desserts, drink mixes and baking powder under the ROYAL brand, processed milk products under the GLORIA brand and juice under the MAGUARY brand.

    Nabisco International's largest market is Brazil, where it operates 15 manufacturing facilities. In the biscuit category, Nabisco International is the market leader in Spain, Argentina, Venezuela, Puerto Rico, Nicaragua, Uruguay, Taiwan and Beijing, China. It holds strong number two positions in Peru, Ecuador, other Central American markets, Shanghai and Guangzhou, China. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America, in the yeast category in Brazil and certain other Latin American countries and in baking powder throughout South America.

    Nabisco increased its Latin American biscuit operations through the acquisitions of Companhia Produtos Pilar in Brazil, and Productos Mayco S.A.I.C.I.F. and Productos Capri S.A.C.I.I. in Argentina during 1996, and Galletera Tejerias, S.A. in Venezuela during 1995. Its pasta business was strengthened in Argentina via the acquisition of Luis Vizzolini e Hijos, S.A.I.C., and initiated in Brazil with the Pilar acquisition. In 1998, Nabisco International acquired Butterkist Ltd., a biscuit producer in Jamaica.

    Nabisco International's products in Spain include biscuits marketed under the ARTIACH and MARBU trademarks, powdered dessert mixes marketed under the ROYAL trademark, and various other foods, including canned meats and juices. In 1996, it consolidated its market leadership position in biscuits with the acquisition of Galletas Fontaneda, S.A.

    In Asia, Nabisco International operates its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. In Indonesia, a plant which is 70% owned by Nabisco and 30% owned by its partner and distributor was started up in 1996. Biscuit leadership in Taiwan was gained in 1996 through the acquisition of the assets of Lucky Enterprises Corporation Limited, the leading biscuit company in Taiwan.

    Nabisco International's grocery and biscuit products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

RAW MATERIALS

    Agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to seasonal, climatic and economic factors which generally also affect Nabisco's competitors. Nabisco Holdings and Nabisco believe that the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which Nabisco Biscuit, U.S. Foods Group and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which Nabisco Biscuit, U.S. Foods Group and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. Nabisco does not believe that such licensing arrangements have a material effect on the conduct of its domestic or international businesses.

                                 OTHER MATTERS

ENVIRONMENTAL MATTERS

    The U.S. Government and various state and local governments have enacted or adopted laws and regulations concerning protection of the environment. The regulations promulgated by the U.S. Environmental Protection Agency (the "EPA") and other governmental agencies under various statutes have resulted in, and will likely continue to result in, substantial expenditures for pollution control, waste treatment, plant modification and similar activities.

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. RJRN has also been named in an insurance coverage suit brought by another company named as a PRP at this site. In this lawsuit, DEL MONTE FRESH PRODUCE V. FIREMAN'S FUND INSURANCE, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJRN is obligated to indemnify Del Monte Fresh Produce under the terms of the agreement by which RJRN sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been heard.

    Certain subsidiaries of RJRN have also been named as PRPs with third parties or may have indemnification obligations with respect to a number of additional sites. Liability under CERCLA is joint and several.

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

EMPLOYEES

    At December 31, 1998, RJRN Holdings together with its subsidiaries had approximately 74,000 employees, of which approximately 1,700 were part-time employees. None of RJRT's operations is unionized. Most of the unionized workers at Nabisco's operations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees of a number of Nabisco's operations and several of Reynolds International's operations are unionized. RJRN believes that its subsidiaries' relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1996 through 1998, see "Segment Geographic Information" in note 15 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information pertaining to RJRN Holdings' and RJRN's assets by operating segment and geographic areas as of December 31, 1998 and 1997, see note 15 to the Consolidated Financial Statements.

    For information on properties, see Item 1.

ITEM 3. LEGAL PROCEEDINGS

    In the fourth quarter of 1995, purported RJRN Holdings stockholders for themselves and derivatively for RJRN Holdings and Nabisco Holdings filed three putative class and derivative actions in the Court of Chancery of the State of Delaware in and for New Castle County against members of RJRN Holdings Board of Directors. The actions were consolidated in December 1995. The plaintiffs allege, among other things, that the individual defendants breached their fiduciary duty and wasted corporate assets by undertaking an exchange offer and related consent solicitations completed by RJRN and Nabisco in June 1995 and by amending, in August 1995, RJRN Holdings By-Law provisions concerning the calling of shareholder meetings and procedures for shareholder action by written consent. The plaintiffs allege that management took these and other actions to wrongfully obstruct a spin-off of Nabisco Holdings, to enrich the defendants at the expense of RJRN Holdings, its shareholders and Nabisco Holdings and to entrench the defendants in the management and control of RJRN Holdings. On February 25, 1999, the plaintiffs in this case filed a status report with the court indicating that a stipulation of dismissal without prejudice will be circulated shortly. As of March 17, 1999, no stipulation has been executed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

EXECUTIVE OFFICERS OF RJRN HOLDINGS

    The executive officers of RJRN Holdings are Steven F. Goldstone (Chairman of the Board, Chief Executive Officer and President), Gerald I. Angowitz (Senior Vice President, Human Resources and Administration), H. Colin McBride (Senior Vice President, Associate General Counsel and Secretary), David B. Rickard (Senior Vice President and Chief Financial Officer), William L. Rosoff (Senior Vice President and General Counsel), Richard G. Russell (Senior Vice President and Controller) and Francis X. Suozzi (Senior Vice President and Treasurer). The following table sets forth certain information regarding such officers.

                                                                    BUSINESS EXPERIENCE DURING THE PAST
NAME                                      AGE                        FIVE YEARS AND OTHER INFORMATION
------------------------------------      ---      ---------------------------------------------------------------------
Steven F. Goldstone.................          53   Chairman since May 1996; Chief Executive Officer since December 1995;
                                                     President since October 1995; prior thereto, General Counsel, March
                                                     1995 to December 1995; previously Senior Partner with law firm of
                                                     Davis Polk & Wardwell until October 1995 and for more than five years prior thereto.
Gerald I. Angowitz..................          49   Senior Vice President of Human Resources and Administration since
                                                     March 1995; prior thereto, Vice President of Human Resources,
                                                     January 1994 to March 1995; Vice President of Employee Benefits,
                                                     January 1992 to December 1993.
H. Colin McBride....................          53   Senior Vice President, Associate General Counsel and Secretary since
                                                     February 1998; prior thereto, Vice President, Assistant General
                                                     Counsel and Secretary, December 1995 to February 1998; Vice
                                                     President and Assistant General Counsel for more than five years prior thereto.
David B. Rickard....................          52   Senior Vice President and Chief Financial Officer since March 1997;
                                                     previously Executive Vice President, International Distillers and
                                                     Vintners Americas, 1996 to 1997; Finance Director, International
                                                     Distillers and Vintners, 1995 to 1996; Group Controller, Grand
                                                     Metropolitan PLC, 1994 to 1995; Senior Vice President and Chief
                                                     Financial Officer, The Pillsbury Company, 1991 to 1994.
William L. Rosoff...................          52   Senior Vice President and General Counsel since January 1998;
                                                     previously Partner with law firm of Davis Polk & Wardwell for more than five years prior thereto.
Richard G. Russell..................          53   Senior Vice President and Controller since May 1995; previously
                                                     Partner at the accounting firm of Deloitte & Touche LLP for more than five years prior thereto.

                                                                    BUSINESS EXPERIENCE DURING THE PAST
NAME                                      AGE                        FIVE YEARS AND OTHER INFORMATION
------------------------------------      ---      ---------------------------------------------------------------------
Francis X. Suozzi...................          58   Senior Vice President and Treasurer since December 1998; prior thereto, Senior Vice President--Corporate Business Development,
                                                     Nabisco Holdings and Nabisco, July 1998 to December 1998; Senior
                                                     Vice President and Treasurer, Nabisco Holdings and Nabisco, April
                                                     1997 to July 1998; Vice President and Treasurer, Nabisco Holdings
                                                     and Nabisco, February 1995 to April 1997; Vice President and
                                                     Assistant Treasurer of RJRN from March 1994 to February 1995;
                                                     previously Managing Director, First Intercontinental Group, 1993 to
                                                     March 1994.

EXECUTIVE OFFICERS OF RJRN HOLDINGS OR ITS SUBSIDIARIES NOT LISTED ABOVE

    Set forth below are the names, ages, positions and offices held and a brief account of the business experience during the past five years of certain executive officers of RJRN Holdings or its subsidiaries, other than those listed above.

                                                                    BUSINESS EXPERIENCE DURING THE PAST
NAME                                      AGE                        FIVE YEARS AND OTHER INFORMATION
------------------------------------      ---      ---------------------------------------------------------------------
James M. Kilts......................          51   Chief Executive Officer and President of Nabisco Holdings and of
                                                     Nabisco since January 1998; previously Executive Vice President-
                                                     Worldwide Food of Philip Morris Companies, 1994 to March 1997;
                                                     President of Kraft USA, 1989 to 1994.
Pierre de Labouchere................          45   Chief Executive Officer and President of Reynolds International since
                                                     December 1995; prior thereto, President of Eastern Europe, Middle
                                                     East and Africa Region, Reynolds International, 1994 to December
                                                     1995; Regional Vice President-European and Special Markets,
                                                     Reynolds International, 1991 to 1994.
Andrew J. Schindler.................          54   Chief Executive Officer and President of RJRT since July 1995; prior thereto, President and Chief Operating Officer-U.S.A., RJRT, May
                                                     1994 to June 1995; Executive Vice President-Operations, RJRT, 1991
                                                     to 1994.
Jeffrey A. Kuchar...................          44   Senior Vice President and General Auditor since January 1998; prior thereto, Vice President and General Auditor, 1993 to 1997; Director
                                                     of Finance and Business Development, Specialty Products Company,
                                                     Nabisco, 1993; Director of Financial Planning, Specialty Products
                                                     Company, Nabisco, 1992 to 1993.
Lionel L. Nowell III................          44   Senior Vice President of Strategy and Business Development since
                                                     January 1998; previously Vice President-Finance, Pillsbury North
                                                     America, November 1996 to January 1998; Vice President-Finance,
                                                     Pillsbury Bakeries & Foodservice, February 1996 to November 1996;
                                                     Vice President and Chief Financial Officer, Haagen-Dazs, November
                                                     1994 to February 1996; Vice President and Controller, The Pillsbury
                                                     Company, May 1993 to November 1994; Vice President- Food and
                                                     International Retailing Audit, The Pillsbury Company, September
                                                     1992 to May 1993.
J. Thomas Pearson...................          57   Senior Vice President of Taxation since 1988.

                                                                    BUSINESS EXPERIENCE DURING THE PAST
NAME                                      AGE                        FIVE YEARS AND OTHER INFORMATION
------------------------------------      ---      ---------------------------------------------------------------------
Huntley R. Whitacre.................          56   Senior Vice President of Investor Relations since August 1995; prior thereto, Vice President of Investor Relations for more than five years.
Jason H. Wright.....................          38   Senior Vice President of Worldwide Communications since February
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

    As of February 28, 1999, there were approximately 55,000 record holders of the Common Stock. All of the common stock of RJRN is owned by RJRN Holdings. The Common Stock closing price on the NYSE for February 26, 1999 was $27.3125.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in THE WALL STREET JOURNAL:

                                                                           HIGH        LOW
                                                                        ----------  ----------
1998:
  First Quarter.......................................................  $  38.0625  $  30.0
  Second Quarter......................................................     31.3125     23.5
  Third Quarter.......................................................     27.375      21.3125
  Fourth Quarter......................................................     31.9375     24.0


                                                                           HIGH        LOW
                                                                        ----------  ----------
1997:
  First Quarter.......................................................  $  38.875   $  30.625
  Second Quarter......................................................     36.5        27.0
  Third Quarter.......................................................     36.125      29.5625
  Fourth Quarter......................................................     37.9375     29.875

    On March 5, 1996, RJRN Holdings announced a 23% increase in its annual common dividend rate from $1.50 to $1.85 per share of Common Stock and adopted as an objective the repurchase of approximately 10 million shares of Common Stock over the next several years based on the achievement of performance targets. RJRN Holdings repurchased approximately $100 million of Common Stock in 1996. On February 28, 1997, the Board of Directors authorized an 11% increase in the annual common dividend to $2.05 per share and authorized the repurchase of up to $200 million of Common Stock in 1997. No such repurchases were made in 1997 or 1998. Commencing with the April 1, 1999 payment, the quarterly dividend paid by Nabisco was increased to $.1875 per share or $.75 per share on an annual basis, from its previous level of $.70 per share. As a result, the Nabisco Holdings dividends payable to RJRN increased from approximately $141 million annually to $160 million annually.

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

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS, EXCEPT PER
SHARE AMOUNTS)                                               1998       1997       1996       1995       1994
---------------------------------------------------------  ---------  ---------  ---------  ---------  ---------
RESULTS OF OPERATIONS
  Net sales..............................................  $  17,037  $  17,057  $  17,063  $  16,008  $  15,366
  Income (loss) before extraordinary item................       (577)       402        611        627        764
PER SHARE DATA
  Basic income (loss) per share before extraordinary
    item.................................................  $   (1.91) $    1.11  $    1.75  $    1.59  $    2.07
  Diluted income (loss) per share before extraordinary
    item.................................................  $   (1.91) $    1.09  $    1.74  $    1.58  $    2.06
  Average number of common and common equivalent shares
    outstanding (in thousands):
    Basic................................................    323,853    323,787    324,917    325,476    305,142
    Diluted..............................................    323,853    325,318    325,947    326,235    306,756
  Dividends per share of common stock....................  $    2.05  $    2.05  $    1.85  $    1.50         --
  Dividends per share of Series A convertible preferred
    stock................................................         --         --         --         --  $    2.92
  Dividends per share of Series C convertible preferred
    stock................................................         --  $    2.25  $    6.01  $    6.01  $    3.94
CASH FLOW DATA
  Dividends paid on common and preferred stock...........  $     742  $     755  $     716  $     598  $     395
  Capital expenditures...................................        576        763        741        744        670
BALANCE SHEET DATA
  (AT END OF PERIODS)
  Total assets...........................................  $  28,892  $  30,678  $  31,289  $  31,518  $  31,408
  Long-term debt.........................................      8,655      9,456      9,256      9,429      8,883
  Mandatorily redeemable preferred securities............      1,327        953        954        954         --
  Stockholders' equity...................................      8,014      9,631     10,148     10,329     10,908
OTHER DATA
  Number of employees
    Tobacco..............................................     23,000     26,400     25,400     22,800     21,200
    Food.................................................     51,000     54,000     54,300     53,200     49,400

------------------------

See Subsequent Events regarding the pending sale by RJRN and RJRT of the international tobacco business and the separation of the domestic tobacco and food businesses.

See the consolidated financial statements regarding (i) the restructuring of the food operations in 1998 and 1996; (ii) the restructuring of the international tobacco operations during 1998 and 1997; (iii) the tobacco settlement agreements entered into and the related expenses incurred by RJRT during 1998 and 1997 and the restructuring of the domestic tobacco operations during 1997; (iv) the issuance of preferred securities by a subsidiary of RJRN Holdings and the redemption of Series B preferred stock by RJRN Holdings in 1998; and (v) the conversion during 1997 of Series C depositary shares issued during 1994.

During 1995, a pre-tax restructuring charge of $154 million ($104 million after-tax) was recorded in connection with a program to streamline the worldwide tobacco operations; a subsidiary of RJRN Holdings issued preferred securities in exchange for an equal amount of RJRN Holdings' Series B preferred stock outstanding; and RJRN Holdings and Nabisco completed a debt exchange that resulted in a pre-tax charge of approximately $103 million for fees and expenses.

During 1994, the Series A depositary shares issued during 1991 converted into 42,000,000 shares of common stock and a pre-tax charge of $65 million was recorded in connection with the realignment of corporate headquarters.

Net sales and costs of products sold exclude excise taxes of $3.526 billion, $3.599 billion, $3.852 billion, $3.832 billion and $3.578 billion for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

                See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. The results of operations discussion and analysis is presented in four sections. The first section includes reported information for net sales and operating company contribution as included in the historical consolidated financial statements. The second section highlights unusual items that management believes impact the comparability of the historical operating company contribution information presented in section one. The third section illustrates operating company contribution on a basis consistent with how management manages the ongoing businesses excluding unusual items described in the second section. This section should not be viewed as a substitute for the historical results of operations but as a tool to better understand underlying trends in the business. The last section includes management's discussion and analysis of the ongoing results. The discussion and analysis should be read in connection with the consolidated financial statements and the related notes thereto of RJRN Holdings as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998.

                             RESULTS OF OPERATIONS

                                                                                                        % CHANGE FROM
                                                                                                          PRIOR YEAR
                                                                                                   ------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                       1998       1997       1996        1998         1997
----------------------------------------------------------------  ---------  ---------  ---------  -----------  -----------
Net sales:
  R.J. Reynolds Tobacco.........................................  $   5,568  $   4,895  $   4,551          14%           8%
  Reynolds International........................................      3,069      3,428      3,623         (10)%         (5)%
                                                                  ---------  ---------  ---------
  Total Tobacco.................................................      8,637      8,323      8,174           4%           2%
                                                                  ---------  ---------  ---------
  Nabisco Biscuit...............................................      3,542      3,545      3,677          --%          (4)%
  U.S. Foods Group..............................................      2,334      2,604      2,638         (10)%         (1)%
  International Food Group......................................      2,524      2,585      2,574          (2)%         --%
                                                                  ---------  ---------  ---------
  Total Food....................................................      8,400      8,734      8,889          (4)%         (2)%
                                                                  ---------  ---------  ---------
                                                                  $  17,037  $  17,057  $  17,063          --%          --%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------
Operating company contribution (1)(2):
  R.J. Reynolds Tobacco.........................................  $     178  $   1,151  $   1,450         (85)%        (21)%
  Reynolds International........................................        468        581        803         (19)%        (28)%
                                                                  ---------  ---------  ---------
  Total Tobacco.................................................        646      1,732      2,253         (63)%        (23)%
                                                                  ---------  ---------  ---------
  Nabisco Biscuit...............................................        500        691        542         (28)%         27%
  U.S. Foods Group..............................................        335        386        346         (13)%         12%
  International Food Group......................................        210        231        242          (9)%         (5)%
                                                                  ---------  ---------  ---------
  Total Food....................................................      1,045      1,308      1,130         (20)%         16%
                                                                  ---------  ---------  ---------
  Headquarters..................................................        (79)       (70)       (67)        (13)%         (4)%
                                                                  ---------  ---------  ---------
                                                                  $   1,612  $   2,970  $   3,316         (46)%        (10)%
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

------------------------

(1) Includes domestic tobacco settlement and related costs of $1.442 billion in 1998 and $359 million in 1997, and restructuring-related expenses of $56 million in 1998, $89 million in 1997 and $97 million in 1996. Restructuring-related costs by operating segment follow: Nabisco Biscuit--$42 million, U.S. Foods Group--$6 million and International Food Group--$8 million for the year ended December 31, 1998; Reynolds International--$89 million for the year ended December 31, 1997 and Nabisco Biscuit--$58 million, U.S. Foods Group--$33 million and the International Food Group--$6 million for the year ended December 31, 1996.

(2) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring expenses.

    The following table summarizes the impact of certain unusual items on operating company contribution ("OCC") and diluted earnings per share for each period presented. We believe these items are unusual in nature and therefore are not included when evaluating the ongoing operating performance of our businesses. These items are described in notes 2, 3 and 10 to the consolidated financial statements.

                                                                                      1997                      1996
                                                            1998            ------------------------  ------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS,     ------------------------              PER DILUTED               PER DILUTED
EXCEPT PER SHARE AMOUNTS)                            OCC                       OCC         SHARE         OCC         SHARE
------------------------------------------------  ---------                 ---------  -------------  ---------  -------------
                                                              PER DILUTED
                                                                 SHARE
                                                             -------------
R.J. Reynolds Tobacco:
  Tobacco settlement and related expenses.......  $   1,442    $    2.87    $     359    $     .67    $      --    $      --
Reynolds International:
  Restructuring-related costs...................         --           --           89          .24           --           --
Food:
  Restructuring-related costs...................         56          .09           --           --           97          .14
  Net gain from divested businesses.............        (14)          --           --           --           --           --
                                                  ---------        -----    ---------        -----    ---------        -----
    Total.......................................  $   1,484    $    2.96    $     448    $     .91    $      97    $     .14
                                                  ---------        -----    ---------        -----    ---------        -----
                                                  ---------        -----    ---------        -----    ---------        -----

    The following table represents operating company contribution excluding unusual items.

                                                                                                   % CHANGE FROM
                                                                                                     PRIOR YEAR
                                                                                              ------------------------
YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                  1998       1997       1996        1998         1997
-----------------------------------------------------------  ---------  ---------  ---------  -----------  -----------
R.J. Reynolds Tobacco......................................  $   1,620  $   1,510  $   1,450           7%           4%
Reynolds International.....................................        468        670        803         (30)%        (17)%
                                                             ---------  ---------  ---------
Total Tobacco..............................................      2,088      2,180      2,253          (4)%         (3)%
                                                             ---------  ---------  ---------
Nabisco Biscuit............................................        542        691        600         (22)%         15%
U.S. Foods Group...........................................        339        386        379         (12)%          2%
International Food Group...................................        206        231        248         (11)%         (7)%
                                                             ---------  ---------  ---------
Total Food.................................................      1,087      1,308      1,227         (17)%          7%
                                                             ---------  ---------  ---------
Headquarters...............................................        (79)       (70)       (67)        (13)%         (4)%
                                                             ---------  ---------  ---------
                                                             $   3,096  $   3,418  $   3,413          (9)%         --%
                                                             ---------  ---------  ---------
                                                             ---------  ---------  ---------

    UNLESS OTHERWISE NOTED, OPERATING COMPANY CONTRIBUTION COMPARISONS WITHIN THE FOLLOWING DISCUSSIONS ARE BASED ON ONGOING RESULTS, WHICH EXCLUDE UNUSUAL ITEMS DISCLOSED ABOVE.

TOBACCO

    The tobacco line of business is conducted by R.J. Reynolds Tobacco ("RJRT") and Reynolds International.

    1998 VS. 1997. RJRT's net sales for 1998 were $5.6 billion, $673 million higher than 1997. The increase is primarily attributable to higher pricing of $1 billion, partially offset by lower volume of $272 million. The pricing increase is before competitive discounting (marketing). See the operating company contribution discussion below. RJRT's volume for 1998 decreased 6%, while overall industry volume decreased 5%.

    RJRT's overall retail share of market for 1998 decreased to 25.17% from 25.41% in the prior year. RJRT's full-price share of market declined to 16.27% from 16.65% in 1997, while its savings share of market increased to 8.90% from 8.76%. Industry wide shipments for the full-price category were 73% of the total shipments in 1998 and 72% in 1997. RJRT's full-price shipments as a percentage of its total shipments were 63% in 1998 and 1997.

    Camel's retail share increased to 5.31% for the year from 5.18% in 1997, although volume was down 3%. Two new promotions for Camel were launched in the fourth quarter, the "Mighty Tasty Lifestyles" sweepstakes and the new Camel Cash catalog.

    Winston's retail share was flat for the year, while volume declined 5%. The second half of 1997 included strong introductory shipments of the repositioned, "No Bull" Winston. Salem volume declined 11% compared to 1997, while market share declined from 3.71% to 3.44%. Following a successful New York-area test market, Salem's "It's Not What You Expect" repositioning is being expanded nationally in early 1999, with special emphasis on markets where the full-price menthol segment is strong.

    Doral's retail share increased to 6.38% in 1998 from 5.90% in the prior year, solidifying its position as the leading savings brand. For the year, Doral volume increased 3%. The brand introduced a new advertising campaign-"Imagine Getting More"-in September 1998.

    RJRT's operating company contribution increased 7% over 1997 to $1.62 billion. The increase is due primarily to increased pricing of $1 billion, partially offset by lower volume of $230 million, ongoing settlement costs of $148 million, higher competitive discounting (marketing) of $336 million and other costs (including product and merchandising costs).

    RJRT announced a $22.50 per thousand cigarette price increase effective November 25, 1998. This followed other price increases in 1998 of $3.00 per thousand cigarettes announced in the third quarter, two increases of $2.50 per thousand cigarettes announced in the second quarter and an increase of $1.25 per thousand cigarettes announced in the first quarter. Each $1.00 per thousand cigarettes increase equals a $.02 increase per pack. The manufacturers list price per pack of cigarettes increased approximately $.64 in 1998. Similar price increases were announced by other cigarette manufacturers.

    Reynolds International's net sales were $3.1 billion in 1998, a decrease of 10% from 1997, due primarily to lower volume of $199 million and unfavorable foreign currency translation of $152 million. Overall volume of 188 billion units was down 5% versus 1997, primarily due to deteriorating economic conditions in the CIS and Baltics region and weakness in Special Markets.

    Although volume was up 7% in Russia, margins softened as consumers traded down to lower-priced popular and value brands. Overall, performance fell far short of expectations as increased local volume did not make up for profits and volume lost for the year through a 57% decline in the company's higher-margin exports into Russia. In Asia, economic upheavals also had a substantial impact on the company's performance. The regional economy, coupled with a tax increase in Japan in the previous year, caused a downturn in Reynolds International's premium-priced business. Overall volume in Japan declined 1% for the year, although Salem, Reynolds International's flagship menthol brand, increased volume by 3%. Volume performance in Western Europe stabilized in 1998 after several years of declines, with gains registered in Spain and Germany.

    By brand, overall Camel volume decreased 7%, but the brand showed growth in high-margin markets such as France, up 18%, and Spain, up 23%. The brand continues to stabilize in Germany after a number of years of decline. Winston's overall volume decreased 10% for the year, with volume in France decreasing 16% due to the effect of a pricing disadvantage. However, with the pricing issue behind it, Reynolds International expects renewed growth for Winston in 1999 in France. The brand showed volume growth in several key markets during 1998, with volume in Spain up 21% and Greece up 19%.

    Operating company contribution for Reynolds International was $468 million for the year, a decrease of 30% versus 1997. Only the Americas region posted a small gain. The decrease in operating company contribution is mainly attributable to the volume decline and unfavorable foreign currency translation.

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

    RJRT's retail share of market declined slightly to 25.41% from 25.90%. RJRT's full-price share of market decreased slightly to 16.65% from 16.81%. The company's savings share of market also decreased slightly to 8.76% from 9.09%. Industry-wide, the full-price category was 72% of total shipments in 1997 and 1996. RJRT's full-price shipments as a percentage of its total shipments remained steady at 63% for 1997 and 1996.

    The company made progress on several initiatives designed to strengthen its full-price business, as demonstrated by its stable full-price share of market in the latter half of 1997. Camel shipments grew 5% as it continued to be one of the fastest-growing full-price brands in the United States. During 1997, Camel successfully introduced a new advertising campaign "What You're Looking For" to replace "Joe Camel." The newest additions to the Camel family, Camel Menthol, Red Kamel and Kamel Menthe, continued to show positive results. In addition, Winston, another of the company's flagship brands, grew 9% in volume in the second half of 1997 compared to the same period of the prior year and sustained share after the company introduced its national "No Bull" marketing campaign. "No Bull" repositioned the brand with a "straight-up" attitude leveraging its image and unique product point-of-difference; a 100 percent-tobacco blend with no additives for true tobacco taste. In November 1997, the company began the test marketing of a new positioning strategy for the Salem brand.

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

    By region, volume declines in Western Europe of 15% and Special Markets of 11% were more than offset by volume increases in the CIS and Baltics of 13% and Central Europe of 43%. In Western Europe, short-term pricing pressures in France and Spain, a general shift from the full-flavor segments throughout Western Europe and the decision to reduce excess trade inventories caused the 15% volume decline. Reynolds International's new lights entries (Camel Lights and Camel Medium) fueled growth in the low tar and nicotine category. Camel Lights grew 5% in Western Europe while Camel Medium grew 17%. Difficult operating conditions affected the volume performance in the European and Middle East export markets. Regional heritage brands such as Peter I in Russia fueled the growth in the CIS and Baltics region. Peter I was the largest-selling filter cigarette in Russia, where capacity was expanded to meet the growing demand. In addition, other heritage brands were introduced throughout the region and also performed well. The volume increase in Central Europe was driven by Winston and Monte Carlo. In Asia, volume declined approximately 3% primarily driven by the trade inventory reduction. Salem Pianissimo, a low smoke, low smell cigarette, continued to outperform competition in Japan.

    Reynolds International's operating company contribution declined 17%, primarily due to unfavorable volume mix, higher product costs and unfavorable foreign currency translation, partly offset by higher pricing.

GOVERNMENTAL ACTIVITY

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

    Cigarettes are subject to substantial excise taxes in the United States and to similar taxes in many foreign markets. The federal excise tax per pack of 20 cigarettes is currently 24 cents. On August 5, 1997, President Clinton signed H.R. 2015 into law, which will increase the per pack federal cigarette excise tax by 10 cents in fiscal year 2000, and an additional 5 cents in fiscal year 2002. In his State of the Union address, President Clinton specifically indicated support for a 55 cent additional increase in the federal excise tax. In addition, all states and the District of Columbia impose excise taxes at levels ranging from a low of 2.5 cents in Virginia to a high of $1.00 per pack in Alaska.

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

    RJRT, together with the four other major domestic cigarette manufacturers and an advertising agency, filed suit in the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) challenging the regulations. Similar suits were filed in the same court by manufacturers of smokeless tobacco products, by operators of retail stores and by advertising interests. On April 26, 1997, the court ruled on a motion for summary judgment, that based on the facts alleged by the FDA, that agency was not barred from asserting jurisdiction over tobacco but lacked authority to issue certain of the regulations bearing on marketing and advertising. The court immediately certified its decision for appeal to the Fourth Circuit Court of Appeals and stayed the effectiveness of that portion of the regulations which had not yet been implemented pending appeal or further court action. The Fourth Circuit overturned the District Court ruling, finding that the FDA had exceeded its authority by regulating tobacco products. The FDA has filed an appeal with the U.S. Supreme Court. RJRT cannot predict whether the Court will accept the appeal or the outcome or any decision. However, the major cigarette manufacturers have accepted restrictions similar to some of those proposed by the FDA with respect to brand name sponsorships, distribution of non-tobacco items carrying brand names and billboard advertising in connection with the Master Settlement Agreement described above. See "Business--Tobacco-- Litigation Affecting the Cigarette Industry" in Item 1.

    On May 28, 1997, the Federal Trade Commission (the "FTC") issued an unfairness complaint against RJRT, seeking to stop the use of Joe Camel advertising, to require RJRT to undertake certain public education activities and to monitor sales and share of sales of each of RJRT's brands to smokers under the age of 18. Although RJRT had then withdrawn Joe Camel advertising, trial before an administrative law judge began in November 1998. The case was, however, dismissed by FTC motion on January 26, 1999.

    In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJRT and others filed suit in the U.S. District Court for the Middle District of North Carolina (FLUE-CURED STABILIZATION CORP. V. U.S. ENVIRONMENTAL PROTECTION AGENCY) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid and vacated those portions of the report dealing with lung cancer. The EPA has appealed and oral argument is expected before the Court of Appeals for the Fourth Circuit in June, 1999.

    In March 1994, the U.S. Occupational Safety and Health Administration ("OSHA") announced proposed regulations that would restrict smoking in the workplace to designated smoking rooms that are separately exhausted to the outside. Although RJRT cannot predict the form or timing of any regulations that may be finally adopted by OSHA, if the proposed regulations are adopted, RJRT expects that many employers who have not already done so would prohibit smoking in the workplace rather than make expenditures necessary to establish designated smoking areas to accommodate smokers. RJRT submitted comments on the proposed regulations during the comment period which closed in February 1996 but no regulation has been adopted to date. Because many employers currently do not permit smoking in the workplace, RJRT cannot predict the effect of any regulations that may be adopted, but incremental restrictions on smokers could have an adverse effect on cigarette sales and RJRT.

    Legislation imposing various restrictions on public smoking has also been enacted in 48 states and many local jurisdictions, and many employers have initiated programs restricting or eliminating smoking in the workplace. A number of states have enacted legislation designating a portion of increased cigarette excise taxes to fund either anti-smoking programs, health care programs or cancer research. In addition, educational and research programs addressing health care issues related to smoking are being funded from industry payments made or to be made under settlements with state attorneys general. Federal law prohibits smoking on all domestic airline flights of six hours duration or less and the U.S. Interstate Commerce Commission has banned smoking on buses transporting passengers inter-state. Certain common carriers have imposed additional restrictions on passenger smoking.

    In July 1996, Massachusetts enacted legislation requiring manufacturers of tobacco products sold in Massachusetts to report yearly, beginning December 15, 1997, the ingredients of each brand sold. The statute also requires the reporting of nicotine yield ratings in accordance with procedures established by the State. The legislation contemplates public disclosure of all ingredients in descending order, a trade-secret disclosure that RJRT believes could damage the competitive position of its brands. RJRT, together with other cigarette manufacturers, filed suit in the U.S. District Court for the District of Massachusetts seeking to have the statute declared null and void and to restrain Massachusetts officials from enforcing it. A similar suit was filed by manufacturers of smokeless tobacco products. The court granted a preliminary injunction that enjoined Massachusetts officials from enforcing the law relating to ingredient reporting, which has been upheld by the Court of Appeals for the First Circuit. Both the manufacturers and the State are now seeking summary judgment from the district court. The case has been briefed and argued.

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets. After notice and comment, the Texas Department of Health ("TDH") promulgated regulations termed "Final" in mid-1998 that now require both ingredient and nicotine-yield reports to be filed March 1, 1999. TDH, however, has proposed amendments and it is uncertain when in 1999 the filing date will be for the initial reports.

    In 1997, the Minnesota legislature enacted a requirement that manufacturers of tobacco products sold in Minnesota report annually the presence of five substances in each brand of their products in its "unburned" and "burned" states. On February 15, 1999, RJRT and other manufacturers filed their first reports. Based on publicly available literature, RJRT reported the presence of lead, cadmium, arsenic, formaldehyde, and ammonia and compounds of ammonia.

    In August 1998, the Massachusetts Department of Health (the "DOH") issued regulations for public comment that would require (beginning July 1, 2000) annual reporting on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJRT, together with other cigarette manufacturers, filed comments with the DOH on October 9, 1998. RJRT and the other manufacturers believe that the DOH lacks legal authority to promulgate these regulations. Nevertheless, RJRT and the other manufacturers have proposed conducting a cooperative benchmarking study to address certain DOH concerns. It is anticipated that DOH will not amend or finalize these regulations until the DOH has reviewed the results of the manufacturers' study.

    The Canadian province of British Columbia has also adopted ingredient and constituant disclosure regulations. RJR-MacDonald is challenging these regulations.

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

FOOD

    The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are comprised of the Nabisco Biscuit and the U.S. Foods Group. Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

    1998 VS. 1997. Biscuit's net sales were flat at $3.54 billion versus the prior year reflecting price increases and volume gains in core cookies and crackers largely offset by lower volumes in SnackWell's and breakfast snacks. Although net sales were flat versus the prior year, momentum was reestablished in the second half of 1998. After adjusting selling days to an equal days basis, Biscuit's net sales rose nearly 5% in the fourth quarter of 1998 versus the same period a year ago. These sales reflect the impact of increased marketing spending and the efforts of Biscuit's redesigned direct store delivery sales force, which was approximately one-third in place at December 31, 1998 and was approximately half complete on February 28, 1999.

    The U.S. Foods Group's net sales decreased 10% in 1998 primarily due to divestitures in 1998 and 1997 (1998 - College Inn broths, the tablespreads and egg substitute businesses, Plush Pippin frozen pies and the chocolate yogurt business; 1997 - certain regional brands). Excluding the impact from these businesses, net sales increased 3% primarily due to the inclusion of Cornnuts snacks acquired in December 1997 and increased volume for Planters nuts, A.1. steak sauces and pet snacks, partially offset by lower volume for confections.

    The International Food Group's net sales decreased by 2% in 1998 versus 1997. Excluding the impact of foreign currency translation, International's net sales were up 2% in 1998 versus the prior year primarily due to price increases and increased volumes in several Latin American markets, partially offset by volume declines in Brazil, Argentina and Asia.

    Biscuit's operating company contribution declined 22% to $542 million, largely the result of increased marketing spending invested behind core brands including the SnackWell's line. Higher costs associated with strengthening and redesigning the Biscuit direct store delivery sales organization also significantly contributed to the profit decline.

    The U.S. Foods Group operating company contribution declined 12% to $339 million. Excluding the results from divestitures in both years, the U.S. Foods Group's operating company contribution in 1998 increased 7% to $301 million from $281 million in 1997 primarily due to gains in Planters nuts, A.1. steak sauces, pet snacks and the acquisition of Cornnuts in December 1997, partially offset by declines in confections.

    The International Food Group's operating company contribution decreased 11% to $206 million. The decrease in operating company contribution was principally due to unfavorable foreign currency translation of $20 million and lower earnings, exclusive of foreign currency translation, in Spain, Asia and Canada, which more than offset increased earnings in Brazil and Argentina as progress was made in lowering costs in these operating regions.

    In the third quarter of 1998, operating company contribution (on a reported basis) was increased by a $14 million net gain ($1 million after tax, net of minority interest) related to the sale of the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses (formerly included in the U.S. Foods Group operating segment), and the Del Monte brand canned vegetable business in Venezuela (formerly included in the International Food Group operating segment) for net proceeds of approximately $550 million, and the costs of exiting certain non-strategic businesses.

    1997 VS. 1996. Biscuit's net sales declined 4% in 1997 versus the prior year, primarily due to volume declines in SnackWell's and breakfast snacks, which more than offset volume increases in other core cookie and cracker brands. The decrease reflects a decline in market share in a number of core brands, less market acceptance of certain new products and in-store performance difficulties experienced in Biscuit's direct store delivery system.

    The U.S. Foods Group's net sales decreased 1% in 1997 primarily due to lower sales volume for tablespreads, condiments and certain other products and the impact from the sale of certain domestic regional brands in the second quarter of 1997, partially offset by higher volume for Planters nuts and certain confectionery products.

    The International Food Group's $11 million net sales increase for 1997 reflected improved results in Asia and Mexico, partially offset by declines in Brazil, principally volume, resulting from aggressive competitive activity in the biscuit and milk categories, and in Argentina, due to competitive pricing pressures. The results reflect economic and competitive problems in certain international markets and underperformance at certain units.

    Biscuit's operating company contribution increased 15% in 1997. This increase resulted largely from restructuring-driven margin improvements and ongoing productivity initiatives.

    The U.S. Foods Group's operating company contribution increased 2% in 1997. Excluding the impact of divested businesses in 1997, operating company contribution was flat compared to 1996, as reduced sales of higher margin products offset the benefits of restructuring efficiencies.

    The International Food Group's 7% decline in operating company contribution for 1997 was primarily attributable to lower earnings in Brazil from lower sales, and in Argentina due to lower sales and higher marketing expenses, partially offset by profitable sales growth in Mexico and Asia and productivity-driven earnings improvements in Canada.

    In the second quarter of 1997, Nabisco sold certain domestic regional brands (formerly included in the U.S. Foods Group) which resulted in a pre-tax gain of $32 million. In addition non-recurring pre-tax expenses of $31 million were recorded for the write-down of certain assets of a business held for sale, the reorganization of the U.S. Foods Group selling organization and the relocation of the International Food Group headquarters.

    Net sales for 1998 and 1997 from all divestitures in both years by Nabisco were $298 million and $632 million, respectively. Operating company contribution for 1998 and 1997 from divested businesses was $39 million and $99 million, respectively.

TOBACCO SETTLEMENT AND RELATED EXPENSES

    RJRT recorded pre-tax charges totaling $1.442 billion during 1998 for the initial up front tobacco settlement and related expenses as follows:

Multi-state settlement agreement....................................  $     620
Minnesota settlement agreement......................................        312
"Most favored nation" adjustments for previously settled states.....        145
Rationalization of manufacturing operations.........................        214
Employee severance and related benefits.............................        151
                                                                      ---------
                                                                      $   1,442
                                                                      ---------
                                                                      ---------

    For a discussion regarding the provisions of the multi-state settlement, the Minnesota settlement and the most favored nation adjustments, see note 10 to the consolidated financial statements. The rationalization of manufacturing operations primarily represents a charge to write-down the book value of one of RJRT's production facilities and certain equipment in Winston-Salem, North Carolina to fair value. The employee severance and related benefits expense represents a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions which will likely result from the multi-state settlement agreement signed in November 1998. RJRT anticipates that the November price increase, which was necessary to satisfy its ongoing annual payment obligations under the multi-state settlement agreement, is likely to adversely affect volume and its results of operations.

    Cash expenditures related to the termination of employees is anticipated to be approximately $100 million and will be paid from operations into the year 2000. Pre-tax savings in 1999 and 2000 relating to the employee terminations and the rationalization of manufacturing operations is expected to be approximately $75 million and $110 million, respectively. As of December 31, 1998, $268 million of the accrual was utilized as follows: $54 million for severance and related benefits and $214 million for rationalization of manufacturing operations.

    RJRT recorded pre-tax charges totaling $359 million during 1997 related to settlement agreements reached with the Florida, Mississippi and Texas state attorneys general and in certain class action cases. See note 10 to the consolidated financial statements for further discussion.

RESTRUCTURING EXPENSES

    Restructuring expenses by business follow:

YEARS ENDED DECEMBER 31 (DOLLARS IN MILLIONS)                                        1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
R.J. Reynolds Tobacco............................................................  $      --  $      80  $      --
Reynolds International...........................................................         55        221         --
                                                                                   ---------  ---------  ---------
Total Tobacco....................................................................         55        301         --
                                                                                   ---------  ---------  ---------
Nabisco Biscuit..................................................................        314         --        238
U.S. Foods Group.................................................................         98         --        115
International Food Group.........................................................        118         --         75
                                                                                   ---------  ---------  ---------
Total Food.......................................................................        530         --        428
                                                                                   ---------  ---------  ---------
                                                                                   $     585  $     301  $     428
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    1998 RESTRUCTURING EXPENSES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after-tax, net of minority interest) and $124 million ($75 million after-tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability. The programs include workforce reductions of approximately 6,500 employees. The restructuring charge for the International Food Group of $118 million primarily consisted of $17 million for Canada and $84 million for Latin American operations, including $38 million for Brazil and $22 million for Argentina. The key elements of the restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
DOLLARS IN MILLIONS                                   AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------

Sales force reorganizations.........................    $      37       $       3        $      --       $      --    $      40

Distribution reorganizations........................           16               8                9              --           33

Staff reductions....................................           83              --                3              --           86

Manufacturing cost reduction initiatives............           22              --                8              --           30

Plant closures......................................           46               3              217              15          281

Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------

Total restructuring charges.........................    $     208       $      18        $     257       $      47    $     530
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

- Sales force reorganizations consist of $35 million for Biscuit to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

- Distribution reorganizations consist of plans to exit a number of domestic and international distribution and warehouse facilities, principally $19 million for Biscuit and $14 million for the International Food Group.

- Staff reductions consist of headquarters and operating unit realignments, functional consolidations and eliminations of positions throughout Nabisco. Amounts are: $37 million for the U.S. Foods Group; $26 million for International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for Biscuit.

- Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally $19 million for Biscuit and $7 million for Canada.

- Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts by operating segment are: Biscuit $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. As of December 31, 1998, production had ceased in 6 facilities which are being actively marketed for sale. Other exit costs consist of incremental costs to be incurred prior to sale.

- Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts by operating segment are: U.S. Foods Group $34 million; Biscuit $14 million; and International Food Group $12 million.

    The 1998 restructuring programs are proceeding as scheduled. The June 1998 program is expected to be completed in 1999 and the December 1998 program is expected to be completed by the middle of 2000. These programs will require cash expenditures of approximately $205 million, primarily to be spent in 1999. In addition, the programs will require additional expenditures of approximately $134 million, of which $56 million ($27 million after-tax, net of minority interest) was incurred in 1998. These restructuring related expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training. The programs will also require capital expenditures of approximately $100 million. All cash requirements are expected to be funded from operations. Pre-tax savings in 1999 are expected to be approximately $80 million and, after completion of the programs, are expected to be approximately $145 million annually.

    As of December 31, 1998, $61 million of charges were applied against restructuring reserves as follows: $34 million for 2,000 employees severed, $3 million for contract terminations, $12 million for asset disposals and $12 million for other exit costs. Of the charges applied against the restructuring reserves, cash expenditures amounted to $39 million.

    In the fourth quarter of 1998, Reynolds International recorded a net pre-tax restructuring charge of $55 million to retool its operations in Russia and other countries in the CIS region in response to continuing depressed economic conditions in these countries. The pre-tax charge, which had no associated income tax benefit, includes severance and related benefits associated with a workforce reduction of 2,900 employees of approximately $19 million as well as the rationalization of manufacturing facilities of approximately $54 million. This program will require cash expenditures of approximately $25 million and is expected to be completed in 1999. All cash requirements are expected to be funded from operations. Pre-tax savings in 1999 are anticipated to be approximately $20 million and, after completion of the program, are expected to be approximately $28 million annually. In the fourth quarter of 1998, the 1997 restructuring accrual was reduced by $18 million due primarily to changes in severance and related benefit estimates of certain international accruals.

    The workforce reductions relate to employees at certain manufacturing facilities and a headquarters location (8 locations in total) in the CIS region. The rationalization of manufacturing facilities consist primarily of: (i) the closing of a facility in Azerbaijan, where Reynolds International will exit all operations ($23 million); (ii) the closing of a warehouse and manufacturing facility in St. Petersburg ($15 million); and (iii) the closing of a facility in Lviv ($15 million). Each of the tasks began in January 1999 and are expected to be substantially completed as follows: the Azerbaijan closing -- the fourth quarter of 1999; the St. Petersburg closings -- the third quarter of 1999; and the Lviv closing -- the first quarter of 1999. The types of costs that will be expensed with respect to these exit activities primarily include the write-down of facilities and equipment held for sale to fair value and the write-off of equipment to be abandoned ($48 million) and contract and lease termination costs ($5 million). The facilities will continue in operation until the closing dates to minimize losses.

    None of the restructuring accruals were utilized during the year ended December 31, 1998.

    1997 RESTRUCTURING EXPENSES

    RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) in the fourth quarter of 1997 to reorganize its worldwide tobacco operations. The 1997 restructuring program was undertaken to enhance RJRN Holdings' competitive position and improve its long-term earnings growth prospects.

    The components of the $301 million charge were as follows:

DOLLARS IN MILLIONS                                                                 INTERNATIONAL     DOMESTIC       TOTAL
---------------------------------------------------------------------------------  ---------------  -------------  ---------
Employee severance and related benefits..........................................     $     142       $      30    $     172
Rationalization of manufacturing operations......................................            42              30           72
Disposal of non-strategic investments............................................            33          --               33
Contract termination and other costs.............................................             4              20           24
                                                                                          -----             ---    ---------
                                                                                      $     221       $      80    $     301
                                                                                          -----             ---    ---------
                                                                                          -----             ---    ---------

    For international tobacco, the employee severance and related benefits pertained to workforce reductions of 2,600 employees at various manufacturing facilities, headquarters and regional support centers (21 locations worldwide in total). These benefits are being paid over a period of more than one year under Reynolds International's severance policy, which is based on length of service provided by the terminated employees.

    The rationalization of certain manufacturing operations consisted of the following: (i) the closing of the Berlin, Germany and Turku, Finland manufacturing facilities in connection with the consolidation of manufacturing operations into Trier, Germany ($16 million and $13 million, respectively); (ii) the closing of Reynolds International's stemmery operations in Tilsonburg, Canada ($2 million); (iii) the closing of a leased manufacturing facility in Hong Kong ($6 million) and (iv) the downsizing of a manufacturing facility in Montreal, Canada ($5 million). Each of these tasks began in either December 1997 or January 1998 and were or are expected to be substantially completed as follows: Tilsonburg and Montreal, Canada and Hong Kong -- December 1997; Berlin, Germany -- January 1999; and Turku, Finland -- the second quarter of 1999. Reynolds International expects all outstanding tasks to be substantially completed as originally planned. The types of costs that were expensed with respect to these exit activities included the write-down of buildings and surplus equipment held for sale to fair value and the write-off of equipment to be abandoned.

    The contract terminations and other costs primarily represented the write-down of office equipment and fixtures and other exit costs as a result of office floor space reductions, the consolidation of certain offices and the abandonment of lease obligations in Italy, Kenya, Dubai and the United Kingdom.

    The disposal of non-strategic investments consisted of the following: the exits of a distribution company in Poland ($7 million) and operations in Vietnam ($8 million), India ($6 million), Armavir, Russia ($6 million) and Hungary ($6 million). The disposals were or are expected to be substantially completed as follows: Hungary -- the fourth quarter 1998; India -- the first quarter 1999; Armavir, Russia and Poland -- the second quarter 1999; and Vietnam -- the third quarter 1999. Reynolds International began the process of disposing of each of the non-strategic investments during 1998. The following is a summary of the status of certain investments that will not be disposed of until 1999. The sale of Armavir, Russia, which was to take place in 1998, could not be completed and instead Armavir, Russia will now be abandoned; the transfer of ownership of the Polish distribution company will take place on April 21, 1999 even though Reynolds International had an agreement to sell this operation on April 7, 1998; and the closing of the Vietnam operations was subject to a lengthy approval process by the Vietnamese government even though Reynolds International had a contract for sale in the third quarter of 1998. Accordingly, although the sale of some of the non-strategic investments was not scheduled to close until late 1998 or beyond, management had the ability to close these facilities on the commitment date. As noted above, Reynolds International had contracts to sell most of these investments in 1998, however, many of the sales are subject to lengthy regulatory reviews. The facilities continue in operation until the closing dates only to minimize the losses. If any of the planned sales are not consummated, management is prepared to abandon the investment, as was the case with the Armavir transaction described above.

    For domestic tobacco, the employee severance and related benefits pertained to workforce reductions of 192 full-time positions and 217 seasonal positions at a manufacturing facility and staff related areas. The severed employees were primarily employed at RJRT's Brook Cove, North Carolina Stemmery which was closed. The rationalization of certain manufacturing operations primarily relates to the closing of RJRT's Brook Cove, North Carolina Stemmery which took place in February 1998, after RJRT finished processing tobacco purchased from the 1997 burley crop. Beginning with the 1998 flue-cured crop, RJRT began contracting with an outside third party to do its leaf processing. The type of costs that were expensed with respect to the exit of this activity included the write-down of the building and equipment held for sale to fair value and the write-off of equipment to be abandoned.

    The contract termination and other costs for RJRT represented a loss on the termination of a contractual obligation. During 1997, management decided and committed to a plan of termination of a leaf supply contract at a price below RJRT's contract price. The loss represents the shortfall between the contract cost and the amount that was recovered upon the sale of the leaf inventory. RJRT, acting as a broker, exercised all of its remaining obligations under a leaf supply contract and immediately transferred title to a third party without taking possession of the tobacco.

    Of the $301 million total tobacco charge, cash outlays will aggregate approximately $180 million. The program is expected to be completed in late 1999.

    In addition to the above restructuring charge, approximately $89 million was recognized in operating expenses for international tobacco for implementation and integration expenses, principally training and relocation of employees and equipment.

    For the year ended December 31, 1998, $183 million of the 1997 worldwide tobacco restructuring accruals were utilized as follows: $90 million for employee severance and related benefits, $59 million for rationalization of manufacturing operations, $12 million for disposal of non-strategic investments, and $22 million for contract terminations and other costs. Of the charges applied against the restructuring reserve in 1998, cash expenditures amounted to $115 million, which were provided from operations.

    1996 RESTRUCTURING EXPENSES

    Nabisco recorded a restructuring charge of $428 million ($241 million after-tax, net of minority interest) in the second quarter of 1996. The restructuring program was undertaken to streamline operations and improve profitability. A summary of the key events and costs of the worldwide program were:

    - $81 million of severance benefits for restructuring corporate staff and operating company head offices.

    - $116 million to eliminate low-volume product lines and sizes.

    - $62 million for severance benefits and contract exit costs to increase the efficiency and effectiveness of the U.S. sales organizations.

    - $118 million for streamlining production and distribution systems, principally for severance benefits and property disposals.

    - $51 million to write-down the values of several non-strategic regional product lines held for sale.

    The restructuring charge consisted of $238 million for Biscuit and $115 million for the U.S. Foods Group and corporate, including $29 million for Food Service, $29 million for Planters and the remainder of approximately $57 million for corporate headquarters operations, the Sales & Integrated Logistics Group and other business units. The restructuring expense for the International Food Group amounted to $75 million and consisted of $51 million for Latin American operations (including $31 million for Brazil), $11 million for Canada, and $10 million for Iberia.

    The 1996 restructuring program events were substantially completed by the end of 1997. The major changes in estimates and charges are summarized below. Severance benefits increased $30 million over the original estimate due to higher than anticipated costs associated with Biscuit's sales force reorganization. Estimated costs of product line disposals decreased $15 million due to the decision not to sell a small regional brand. Estimated costs of product line rationalizations, contract terminations and facility reorganizations were also changed due to different actual costs. The major components of the restructuring charge and changes in estimates and charges are summarized below.

                                  JUNE 1996    CHANGE IN    ADJUSTED     PAYMENTS      BALANCE      PAYMENTS       BALANCE
DOLLARS IN MILLIONS               PROVISION    ESTIMATE     PROVISION    & CHARGES    12-31-97      & CHARGES     12-31-98
-------------------------------  -----------  -----------  -----------  -----------  -----------  -------------  -----------
Severance and benefits.........   $     194    $      30    $     224    $    (197)   $      27     $     (25)    $       2
Product line rationalizations..         116            4          120         (117)           3            (3)           --
Product line disposals.........          51          (15)          36          (36)          --            --            --
Contract terminations..........          45          (15)          30          (29)           1            (1)           --
Plant closures and facility
  reorganizations..............          22           (4)          18          (12)           6            (6)           --
                                      -----        -----        -----   -----------         ---         -----         -----
      Total....................   $     428    $      --    $     428    $    (391)   $      37     $     (35)    $       2
                                      -----        -----        -----   -----------         ---         -----         -----
                                      -----        -----        -----   -----------         ---         -----         -----

    As of December 31, 1998, cumulative cash expenditures amounted to $238 million, which were provided from operations. Cash requirements in 1999 to extinguish the remaining obligations, principally severance benefits, are estimated to be approximately $2 million. In addition, the program required additional 1996 expenditures of $97 million for implementation and integration expenses, principally for relocation of employees and equipment and training. Annual pre-tax savings, commencing in 1998, are approximately $150 million. The program costs are discussed further in note 2 to the consolidated financial statements.

INTEREST AND DEBT EXPENSE

    Interest expense was $880 million in 1998, a decrease of $32 million or 4% from the prior year. The decrease is mainly attributable to the paydown of commercial paper with the net proceeds from divested businesses and the replacement of fixed rate debt at lower interest rates, both at Nabisco.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was an expense of $132 million, an increase of $25 million or 23% over the prior year. The increase is principally due to higher foreign exchange losses and a penalty paid by Reynolds International, (see note 10 to the consolidated financial statements for further discussion), partially offset by higher interest income.

INCOME TAXES

    The effective income tax rate on an ongoing basis for 1998, 1997 and 1996 was 46%, 42.4% and 43.7%, respectively. The higher effective income tax rate for 1998 primarily reflects a higher tax rate for Reynolds International due to a shift in the earnings mix and a minimal tax benefit on certain write-offs and charges recorded in 1998.

    The reported effective income tax benefit rate of 3.7% in 1998 is lower than the 52.2% effective income tax rate for 1997 due primarily to a lower effective tax rate on restructuring charges and tobacco settlement and related expenses in 1998 and the greater impact of non-deductible goodwill amortization relative to income (loss) before income taxes.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    During 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. See note 1 to the consolidated financial statements for further discussion.

    See note 1 to the consolidated financial statements for a discussion regarding recently issued accounting pronouncements.

                       LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from operating activities were $1.30 billion in 1998 in comparison to $1.57 billion in 1997. The decrease primarily reflects a decrease in net income and increased tobacco settlement and restructuring payments; partially offset by a reduction in inventory resulting from overall improved inventory management, a reduction in interest payments due to debt refinancings and repayments at Nabisco and lower income tax payments due to lower earnings.

    Net cash flows used in investing activities for 1998 were $26 million, compared to a use of $686 million in 1997. The decrease is due to higher divestiture proceeds from the sale of certain food businesses during 1998 and lower capital expenditures in 1998 (primarily at Reynolds International), partially offset by lower proceeds in 1998 versus 1997 resulting from the sale and closure of certain international tobacco facilities in 1997.

    Net cash flows used in financing activities were $1.32 billion in 1998, compared to $751 million in 1997. The increase was primarily due to an overall reduction in debt, principally at Nabisco, and the redemption of the Series B preferred stock, partially offset by the proceeds from the issuance of RJRN Holdings' trust originated preferred securities.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in an inflow of $779 million in 1998 versus $850 million in 1997. The decrease in free cash flow primarily reflects a decline in operating company contribution, and the increase in tobacco settlement and restructuring payments in 1998, partially offset by the reduction in inventory and the reduction in income tax and interest payments discussed above and a decrease in capital expenditures and preferred dividend payments.

    In July 1997, RJRN repaid commercial paper borrowings with proceeds from the issuance of $150 million 8 1/4% notes due 2004 and $200 million 8 1/2% notes due 2007. In August 1997, Nabisco issued $200 million of floating rate notes (5.38% as of December 31, 1998) due 2009, which are puttable and callable in August 1999. In December 1997, Nabisco refinanced $432 million of 8.3% notes due 1999 and $541 million of 8% notes due 2000 with short-term borrowings. These short-term borrowings were refinanced in January 1998 with $1 billion
6.0%-6 3/8% long-term notes due 2011-2035, which are puttable and callable in 2001-2005.

    In August 1998, RJR Nabisco Holdings, RJR Nabisco Inc. and the RJR Nabisco Holdings Capital Trusts filed a shelf registration with the Securities and Exchange Commission for $1.25 billion of debt. In October 1998, Nabisco filed a shelf registration with the Securities and Exchange Commission for $1.0 billion of debt.

    In August 1998, a newly formed wholly owned subsidiary trust of RJRN Holdings issued $374 million principal amount of preferred securities. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of RJRN Holdings. The junior subordinated debentures are redeemable by RJRN Holdings on or after September 30, 2003 and are due in September 2047. Cash distributions on the preferred securities are cumulative at an annual rate of 9 1/2% of the liquidation amount of $25 per security and are payable quarterly in arrears. In October 1998, RJRN Holdings used $301 million of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock.

    At December 31, 1998, fixed rate debt comprised approximately 84% of total consolidated debt. RJRN Holdings' ratio of total debt (notes payable and long-term debt, including current maturities and mandatorily redeemable preferred securities) to equity was 1.31 to 1 and 1.12 to 1 at December 31, 1998 and 1997, respectively.

    See the Results of Operations within this section regarding the divestiture of certain food businesses in 1998 and 1997 and cash requirements of Food and Tobacco restructuring programs.

    Total payments in 1998 for all tobacco litigation settlement agreements currently in effect and their associated costs, including the multi-state settlement agreement, all other attorney general agreements and related amendments and fee payment agreements and the agreement with Blue Cross and Blue Shield of Minnesota, were $786 million. Payments were funded primarily by cash flows from operating and financing activities. Payments related to these agreements will be approximately $1.6 billion in 1999 and will be funded through price increases. Payments in future years will approximate $2.0 billion per year, but these payments will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments. For further discussion of the potential impact of litigation issues and various litigation settlements, including the effects of certain attorney general agreements, see note 10 to the consolidated financial statements.

    RJRN maintains a three-year $2.146 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1998, and a 364-day credit facility primarily to support commercial paper issuances, of which $179 million was available at December 31, 1998. In June 1998, the maturity of the revolving credit facility was extended to June 2001 and the 364-day credit facility was renewed to May 31, 1999. The commitment under the 364-day facility was reduced to $212 million from $568 million. The commitments under the revolving credit facility decline to approximately $2.1 billion in 1999, to $2.0 billion in 2000 and to $1.7 billion in 2001. The revolving credit facility provides for the issuance of up to $800 million of letters of credit, of which $308 million was issued at December 31, 1998. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $212 million. At December 31, 1998 approximately $1.84 billion was available under the revolving credit facility. During 1998, RJRN Holdings and RJRN also amended certain terms of these credit agreements to accommodate the settlement of certain litigation and a restructuring charge. RJRN anticipates that it will negotiate the terms and amounts of a new credit facility to support the operations of the domestic tobacco business after the completion of the separation of the food and tobacco businesses.

    Nabisco maintains a four-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1998, and a 364-day credit facility primarily to support commercial paper issuances, of which $174 million was outstanding at December 31, 1998. In October 1998, the 364-day credit facility was extended to October 1999 and amended to provide $1.11 billion of credit. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1998. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.11 billion. At December 31, 1998, the entire revolving credit facility was available.

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

    Nabisco increased its quarterly dividend to $.1875 per share or $.75 per share on an annual basis from $.70 per share on an annual basis commencing with the April 1, 1999 payment.

    Nabisco maintains an arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign tobacco and food subsidiaries.

    Capital expenditures were $576 million, $763 million and $741 million for 1998, 1997 and 1996, respectively. The decreased level of capital expenditures in 1998 was primarily due to the reduced level of capital investment for Reynolds International (notably in Russia). The level of expenditures currently planned for 1999 is approximately $350 million to $400 million (approximately 56% Food and 44% Tobacco) due to a reduced level of capital expenditures for Reynolds International and will be funded primarily by cash flows from operating activities. Management expects that its capital expenditure program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries. There were no material long-term commitments for capital expenditures as of December 31, 1998.

    RJRN Holdings' subsidiaries have operations in many countries which utilize many different functional currencies. Significant foreign currency net investments are located in Canada, Spain, Argentina, Puerto Rico, Germany, Brazil, Mexico, Malaysia, Russia, Venezuela and Hong Kong. RJRN Holdings' subsidiaries also have significant exposure to foreign exchange transactions in currencies other than their functional currencies. Exposures primarily include the U.S. dollar, German mark, French franc, British pound, Italian lira, Japanese yen, Swiss franc, Hong Kong dollar, Singapore dollar, Finnish markka, Canadian dollar, Spanish peseta, Dutch guilder, Brazilian real, Malaysian ringgitt, Indonesian rupiah, Russian rouble, Romanian leu, and Turkish lira. Whenever possible, RJRN Holdings' policy is to net exposures and utilize natural offsets to minimize the effects of foreign currency transactions on cash flows; otherwise, consideration is given to foreign currency arrangements to protect RJRN Holdings and its subsidiaries from risk that the eventual dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. In addition, consideration is given to foreign currency arrangements to hedge foreign currency exposures on existing assets and liabilities, including certain international debt.

    At December 31, 1998, there was $2.05 billion of accumulated and undistributed income of foreign subsidiaries. No applicable U.S. federal deferred income taxes have been provided because management reinvested these earnings abroad indefinitely to fund international acquisitions, new products and other opportunities in foreign markets.

    See Subsequent Events within this section for a discussion regarding the pending sale by RJRN and RJRT of the international tobacco business and the separation of the domestic tobacco and food businesses.

FOREIGN MARKET RISK

    Current volatility of financial markets and political uncertainty in Russia and the rest of the CIS region have and could continue to adversely impact RJRN's results of operations. Reynolds International's sales, volume and profits for the fourth quarter and year ended 1998 suffered from deteriorating economies in Russia and the rest of the CIS region. Volume in the CIS region declined 12% during the year compared to 1997, while sales declined 19% and operating company contribution declined to a loss of approximately $3 million from income of approximately $73 million. The rouble's devaluation and severe limits on trade credit froze important distributor channels for imported and domestic products. In addition, the poor economy and uncertain conditions fostered a decline in consumer purchasing power and weak demand for mid- and premium-priced products. These conditions led Reynolds International to briefly suspend domestic manufacturing and the import of higher-priced western brands into Russia toward the end of the third quarter of 1998. Although domestic manufacturing in Russia resumed early in the fourth quarter, business and economic conditions continue to be unstable.

    Nabisco is exposed to the current volatility of financial markets in Brazil, which could potentially adversely impact the International Food Group's financial position. As of February 28, 1999 Brazil's currency, the real, suffered a devaluation of approximately 68% from December 31, 1998, compared to the U.S. dollar, which resulted in an unfavorable cumulative translation adjustment of approximately $150 million.

    At this time, RJRN is unable to predict with any certainty the short or long-term impact of these developments, but anticipates that these factors could have an adverse effect on RJRN's results of operations in 1999 and beyond.

YEAR 2000 ISSUE

    RJRN Holdings is implementing plans to address the implications of the year 2000 on its computer systems and business operations. The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000. The status of RJRN Holdings' year 2000 compliance effort as of December 31, 1998 follows.

    RJRN Holdings has inventoried and assessed its financial, information and operational systems, and has developed detailed plans for required systems modifications or replacements. This process has been completed for all information technology systems ("IT systems"). Management estimates that this process is approximately 80% complete for information systems with embedded technology ("non-IT systems"), which include, but are not limited to, process control, automated factory/assembly lines, environmental safety, quality control and facilities. This phase is anticipated to be completed during the second quarter of 1999. Management believes that the risk of critical issues arising from the remaining items to be inventoried is minimized due to the duplication of equipment across facilities within each operating company.

    Software remediation (modifying existing programs to make them year 2000 compliant) is progressing and, in the case of IT systems, is approximately 88% complete for Nabisco Holdings, approximately 85% complete for RJRT, and approximately 90% complete for Reynolds International. Management expects this phase of year 2000 readiness to be complete by the end of the first quarter of 1999, with the exception of certain standalone systems at Nabisco Holdings, which are anticipated to be completed during the second quarter of 1999. In the case of non-IT systems, software remediation efforts are ongoing and estimated completion dates are the third quarter of 1999 for Nabisco Holdings and the first quarter of 1999 for both RJRT and Reynolds International.

    Software testing following remediation is approximately 77% complete for IT systems at Nabisco Holdings and approximately 80% complete at RJRT and Reynolds International. Management expects that testing at Nabisco Holdings and RJRT will be complete during the third quarter of 1999 and at Reynolds International by the second quarter of 1999. With respect to non-IT systems, approximately 45% are compliant at Nabisco Holdings, with anticipated completion by the end of the third quarter of 1999. This phase is approximately 70% complete at RJRT and Reynolds International and is expected to be complete by the end of the third and second quarters of 1999, respectively.

    Approximately 70% of IT systems at Nabisco Holdings are compliant and in production. Management expects the remainder to be complete during the third quarter of 1999. About 80% of IT systems at RJRT are compliant and in production. Management anticipates the balance to be complete by the end of the third quarter of 1999. Approximately 85% of IT systems at Reynolds International have been tested and returned to production. This phase should be complete during the second quarter of 1999. Both RJRT and Reynolds International anticipate non-IT systems to be fully year 2000 compliant in the third quarter of 1999. Nabisco Holdings anticipates that all non-IT systems will be compliant by November of 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $90 million, of which $44 million has been spent as of December 31, 1998, details of which are as follows:

                                                              TOTAL COSTS AS OF    ANTICIPATED TOTAL
                                                                  12/31/98           PROJECT COSTS
                                                             -------------------  -------------------
BY SYSTEM TYPE
  IT Systems...............................................       $      40            $      71
  Non-IT Systems...........................................               4                   19

BY WORK PERFORMED
  Remediation..............................................       $      41            $      83
  Replacement..............................................               3                    7

INTERNAL/EXTERNAL
  Internal Cost............................................       $      24            $      41
  Replacement/Contractor Costs.............................              20                   49

    RJRN Holdings is also in contact with suppliers, vendors, service providers and customers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco Holdings initiated an effort to obtain a more accurate and up-to-date status of third parties' year 2000 compliance. This involved re-contacting all previously contacted third parties, as well as contacting additional selected third parties. As of February 28, 1999, correspondence had been sent to 90% of all identified third parties, with the remainder to be sent during March 1999. As of February 28, 1999, Nabisco Holdings received responses from 11% of identified third parties, with most respondents confirming that they are currently compliant, and those that are not in compliance assuring that they will be compliant by the end of 1999. RJRT has received responses from 85% of identified third parties, as follows: 70% of identified third parties have confirmed that they are fully compliant, 14% are not currently compliant but expect to be by the end of 1999, and 1% will not be in compliance. Reynolds International has received correspondence from 65% of identified third parties. Those that are not currently compliant assure that efforts are ongoing and are anticipated to achieve full compliance by the end of the fourth quarter of 1999. Internationally, however, many governmental agencies and utilities have not been proactive in addressing the year 2000 problem and have not provided sufficient assurances regarding their state of year 2000 readiness. The status of year 2000 efforts for those third parties that have been identified as critical will continue to be monitored and contingency plans specific to those third parties are being, or have been, developed.

    Progress against year 2000 compliance plans is monitored by management at each of the operating companies as well as the internal audit department. Results are reported to the board of directors on a regular basis.

    RJRN Holdings' systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. However, these procedures have been expanded to include additional procedures for potential year 2000 issues. In addition, contingency plans to protect the business from year 2000-related interruptions are being developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. These plans have already been completed at RJRT and will be complete at Nabisco Holdings and Reynolds International by the end of the second and third quarters of 1999, respectively. The possible consequences of RJRN Holdings or key third parties not being fully year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, RJRN Holdings believes its year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the year 2000 issue on its business, results of operations or financial condition.

EURO CURRENCY CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency. The euro is trading on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries is also scheduled to maintain its national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. RJRN Holdings' operating subsidiaries that will be affected by the euro conversion (primarily Reynolds International and Nabisco's operating subsidiaries in Spain and Portugal) have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies are still being reviewed. From an accounting and computer system standpoint, the impact from the euro currency conversion did not have a material impact on the financial position or results of operations of RJRN Holdings and its subsidiaries. From a treasury standpoint, the impact from the euro conversion is not expected to have a material impact on the financial position or results of operations of RJRN Holdings and its subsidiaries.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. RJRN has also been named in an insurance coverage suit brought by another company named as a PRP at this site. In this lawsuit, DEL MONTE FRESH PRODUCE V. FIREMEN'S FUND INSURANCE, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJRN is obligated to indemnify Del Monte under the terms of the agreement by which RJRN sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been heard.

    Certain subsidiaries of RJRN have also been named as PRPs with third parties or may have indemnification obligations with respect to a number of additional sites. Liability under CERCLA is joint and several.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of RJRN Holdings due to adverse changes in financial and commodity market prices and rates. RJRN Holdings is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its food operations and its normal investing and funding activities. RJRN Holdings has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to underlying exposures. See note 11 to the consolidated financial statements for further information regarding interest rate arrangements and foreign currency arrangements entered into by RJRN Holdings' subsidiaries and further information regarding market and credit risk which may result from the use of these financial instruments. RJRN Holdings estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing a financial model called Value at Risk ("VaR"). VaR is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market-risk sensitive instruments over a one-year horizon assuming a 95% confidence interval for changes in market rates and prices.

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

SUBSEQUENT EVENTS

    On March 9, 1999, RJRN and RJRT entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). Under the terms of the agreement, Japan Tobacco will acquire substantially all of the business including intellectual property rights of Reynolds International, including the international rights to the Camel, Winston and Salem brand names. Proceeds from the sale will be used to reduce debt and for general corporate purposes, which is expected to substantially strengthen the financial position of RJRT. The sale is subject to certain regulatory conditions and receipt of certain consents from RJRN's bondholders.

    Also on March 9, 1999, RJRN Holdings announced that its board of directors had approved a plan to separate the domestic tobacco business conducted by RJRT, from the food business conducted by operating subsidiaries of Nabisco Holdings. Under the plan, the separation of the businesses will be accomplished by a tax-free spin-off to RJRN Holdings' shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will be renamed Nabisco Group Holdings and will continue to exist as a holding company, owning 80.5% of Nabisco Holdings. The re-named Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange and shares of tobacco company stock will also trade separately. The separation is subject to final board approval and bondholder consent and is expected to occur following completion of the sale of the international tobacco business.

    See note 18 to the consolidated financial statements for pro forma information as a result of the above transaction.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements particularly with respect to the level of restructuring-related expenses and the amount of savings related to restructuring programs, capital expenditures, foreign market risk, the impact of proposed litigation settlements, including certain attorney general agreements and the MSA related to the tobacco business, the impact of the euro currency conversion and the impact of the year 2000 issue on computer systems and applications, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 52 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1999. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to RJRN Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to March 30, 1999.

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

      (b)             REPORTS ON FORM 8-K FILED SINCE THE THIRD QUARTER 1998

                      Form 8-K dated November 23, 1998, reporting on the execution by RJRT and certain other U.S. tobacco companies of a Master Settlement Agreement with attorneys general of 46 states and certain other U.S. jurisdictions and filing as exhibits the related press release and agreement.

                      Form 8-K dated March 9, 1999, reporting the agreement to sell the international tobacco business to Japan Tobacco and the approval by the RJRN Holdings' Board of
                      Directors of a plan to separate the domestic tobacco business and the food business into two publicly traded entities and filing as an exhibit the related press release.

      (c)             EXHIBITS

                      See Exhibit Index.

      (d)             FINANCIAL STATEMENT SCHEDULES.

                      See Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 26, 1999.

                                RJR NABISCO HOLDINGS CORP.

                                By:           /s/ STEVEN F. GOLDSTONE
                                     -----------------------------------------
                                               (Steven F. Goldstone)
                                        Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

         SIGNATURE                      TITLE                  DATE
---------------------------  ---------------------------  --------------

                             Chairman and Chief
  /s/ STEVEN F. GOLDSTONE      Executive Officer
---------------------------    (principal executive       March 26, 1999
   (Steven F. Goldstone)       officer)

                             Senior Vice President and
   /s/ DAVID B. RICKARD        Chief Financial Officer
---------------------------    (principal financial       March 26, 1999
    (David B. Rickard)         officer)

  /s/ RICHARD G. RUSSELL     Senior Vice President and
---------------------------    Controller (principal      March 26, 1999
   (Richard G. Russell)        accounting officer)

             *               Director
---------------------------                               March 26, 1999
   (John T. Chain, Jr.)

             *               Director
---------------------------                               March 26, 1999
   (Julius L. Chambers)

             *               Director
---------------------------                               March 26, 1999
    (John L. Clendenin)

             *               Director
---------------------------                               March 26, 1999
      (Ray J. Groves)

             *               Director
---------------------------                               March 26, 1999
   (Fred H. Langhammer)

             *               Director
---------------------------                               March 26, 1999
   (H. Eugene Lockhart)

             *               Director
---------------------------                               March 26, 1999
   (Theodore E. Martin)

         SIGNATURE                      TITLE                  DATE
---------------------------  ---------------------------  --------------
             *               Director
---------------------------                               March 26, 1999
   (Rozanne L. Ridgway)

                                *By:           /s/ WILLIAM L. ROSOFF
                                     -----------------------------------------
                                                 William L. Rosoff
                                                  Attorney-in-Fact

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York on March 26, 1999.

                      RJR NABISCO, INC.

                      By:             /s/ STEVEN F. GOLDSTONE
                             -----------------------------------------
                                       (Steven F. Goldstone)
                               Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.

        SIGNATURE                     TITLE                   DATE
-------------------------  ---------------------------  ----------------

                           Chairman and Chief
 /s/ STEVEN F. GOLDSTONE     Executive Officer
-------------------------    (principal executive        March 26, 1999
  (Steven F. Goldstone)      officer)

                           Senior Vice President and
  /s/ DAVID B. RICKARD       Chief Financial Officer
-------------------------    (principal financial        March 26, 1999
   (David B. Rickard)        officer)

                           Vice President and
 /s/ RICHARD G. RUSSELL      Controller
-------------------------    (principal accounting       March 26, 1999
  (Richard G. Russell)       officer)

            *              Director
-------------------------                                March 26, 1999
  (John T. Chain, Jr.)

            *              Director
-------------------------                                March 26, 1999
  (Julius L. Chambers)

            *              Director
-------------------------                                March 26, 1999
   (John L. Clendenin)

            *              Director
-------------------------                                March 26, 1999
     (Ray J. Groves)

            *              Director
-------------------------                                March 26, 1999
  (Fred H. Langhammer)

            *              Director
-------------------------                                March 26, 1999
  (H. Eugene Lockhart)

        SIGNATURE                     TITLE                   DATE
-------------------------  ---------------------------  ----------------
            *              Director
-------------------------                                March 26, 1999
  (Theodore E. Martin)

            *              Director
-------------------------                                March 26, 1999
  (Rozanne L. Ridgway)

                                *By:           /s/ WILLIAM L. ROSOFF
                                     -----------------------------------------
                                                 William L. Rosoff
                                                  Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
FINANCIAL STATEMENTS
Report of Deloitte & Touche LLP, Independent Auditors......................................................         F-1
Report of Management's Responsibility for Financial Statements.............................................         F-1
Consolidated Statements of Income--Years Ended December 31, 1998, 1997 and 1996............................         F-2
Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997 and 1996........................         F-3
Consolidated Balance Sheets--December 31, 1998 and 1997....................................................         F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income--Years Ended December 31, 1998,
  1997 and 1996............................................................................................         F-6
Notes to Consolidated Financial Statements.................................................................         F-7

FINANCIAL STATEMENT SCHEDULES

    For the years ended December 31, 1998, 1997 and 1996:

Schedule 1--Condensed Financial Information of Registrants............................         S-1

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

RJR Nabisco Holdings Corp.
RJR Nabisco, Inc.:

    We have audited the accompanying consolidated balance sheets of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN") as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows and stockholders' equity and comprehensive income for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules of RJRN Holdings and RJRN as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 as listed in the accompanying index to the financial statements. These financial statements and financial statement schedules are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of RJRN Holdings and RJRN at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/S/ DELOITTE & TOUCHE
New York, New York
January 27, 1999,
(March 25, 1999 as to note 10 and note 18)

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

/S/ STEVEN F. GOLDSTONE
----------------------------

Chairman and
Chief Executive Officer

/S/ DAVID B. RICKARD
----------------------------

Senior Vice President
and Chief Financial Officer

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                        1998                    1997              1996
                                                               ----------------------  ----------------------  ----------
                                                                  RJRN                    RJRN                    RJRN
YEARS ENDED DECEMBER 31                                         HOLDINGS      RJRN      HOLDINGS      RJRN      HOLDINGS
-------------------------------------------------------------  ----------  ----------  ----------  ----------  ----------
NET SALES*...................................................  $   17,037  $   17,037  $   17,057  $   17,057  $   17,063
                                                               ----------  ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of products sold*.....................................       7,530       7,530       7,847       7,847       7,973
  Selling, advertising, administrative and general
    expenses.................................................       6,453       6,455       5,881       5,888       5,774
  Tobacco settlement and related expenses (notes 3 and 10)...       1,442       1,442         359         359          --
  Amortization of trademarks and goodwill....................         629         629         634         634         636
  Restructuring expense (note 2).............................         585         585         301         301         428
                                                               ----------  ----------  ----------  ----------  ----------
      OPERATING INCOME.......................................         398         396       2,035       2,028       2,252
Interest and debt expense....................................        (880)       (775)       (912)       (817)       (927)
Other income (expense), net..................................        (132)       (132)       (107)       (107)       (126)
                                                               ----------  ----------  ----------  ----------  ----------
      INCOME (LOSS) BEFORE INCOME TAXES......................        (614)       (511)      1,016       1,104       1,199
Provision (benefit) for income taxes.........................         (23)         19         530         566         585
                                                               ----------  ----------  ----------  ----------  ----------
      INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS)
        OF NABISCO HOLDINGS..................................        (591)       (530)        486         538         614
Less minority interest in income (loss) of Nabisco
  Holdings...................................................         (14)        (14)         84          84           3
                                                               ----------  ----------  ----------  ----------  ----------
      INCOME (LOSS) BEFORE EXTRAORDINARY
        ITEM.................................................        (577)       (516)        402         454         611
Extraordinary item--loss on early extinguishment of debt, net
  of income taxes and minority interest......................          --          --         (21)        (21)         --
                                                               ----------  ----------  ----------  ----------  ----------
      NET INCOME (LOSS)......................................  $     (577) $     (516) $      381  $      433  $      611
                                                               ----------  ----------  ----------  ----------  ----------
                                                               ----------  ----------  ----------  ----------  ----------
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item....................  $    (1.91)             $     1.11              $     1.75
  Net income (loss)..........................................  $    (1.91)             $     1.05              $     1.75
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item....................  $    (1.91)             $     1.09              $     1.74
  Net income (loss)..........................................  $    (1.91)             $     1.03              $     1.74
DIVIDENDS PER SHARE:
  Common stock...............................................  $     2.05              $     2.05              $     1.85
  Series C preferred stock...................................  $       --              $     2.25              $     6.01

YEARS ENDED DECEMBER 31                                           RJRN
-------------------------------------------------------------  ----------
NET SALES*...................................................  $   17,063
                                                               ----------
Costs and expenses:
  Cost of products sold*.....................................       7,973
  Selling, advertising, administrative and general
    expenses.................................................       5,779
  Tobacco settlement and related expenses (notes 3 and 10)...          --
  Amortization of trademarks and goodwill....................         636
  Restructuring expense (note 2).............................         428
                                                               ----------
      OPERATING INCOME.......................................       2,247
Interest and debt expense....................................        (832)
Other income (expense), net..................................        (127)
                                                               ----------
      INCOME (LOSS) BEFORE INCOME TAXES......................       1,288
Provision (benefit) for income taxes.........................         619
                                                               ----------
      INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS)
        OF NABISCO HOLDINGS..................................         669
Less minority interest in income (loss) of Nabisco
  Holdings...................................................           3
                                                               ----------
      INCOME (LOSS) BEFORE EXTRAORDINARY
        ITEM.................................................         666
Extraordinary item--loss on early extinguishment of debt, net
  of income taxes and minority interest......................          --
                                                               ----------
      NET INCOME (LOSS)......................................  $      666
                                                               ----------
                                                               ----------
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item....................
  Net income (loss)..........................................
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary item....................
  Net income (loss)..........................................
DIVIDENDS PER SHARE:
  Common stock...............................................
  Series C preferred stock...................................

------------------------

* Excludes excise taxes as follows: 1998--$3.526 billion, 1997--$3.599 billion and 1996--$3.852 billion.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                1998                  1997                  1996
                                                        --------------------  --------------------  --------------------
                                                          RJRN                  RJRN                  RJRN
YEARS ENDED DECEMBER 31                                 HOLDINGS     RJRN     HOLDINGS     RJRN     HOLDINGS     RJRN
------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)...................................  $    (577) $    (516) $     381  $     433  $     611  $     666
                                                        ---------  ---------  ---------  ---------  ---------  ---------
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
    Depreciation and amortization.....................      1,135      1,135      1,138      1,138      1,174      1,174
    Deferred income tax benefit.......................       (558)      (558)      (183)      (184)      (120)      (114)
    Extraordinary loss................................         --         --         43         43         --         --
    Tobacco settlement and related expenses, net of
      cash payments...................................        803        803        226        226         --         --
    Restructuring and restructuring-related expenses,
      net of cash payments............................        377        377        168        168        257        257
    Other changes that provided (used) cash:
      Accounts and notes receivable...................         (1)         4        208        216        (77)       (66)
      Inventories.....................................        247        247        (40)       (40)      (135)      (135)
      Accounts payable and accrued liabilities,
        including income taxes........................       (157)      (144)      (270)      (278)      (310)      (283)
      Other, net......................................         28         39       (102)      (100)        95         87
                                                        ---------  ---------  ---------  ---------  ---------  ---------
      Total adjustments...............................      1,874      1,903      1,188      1,189        884        920
                                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net cash flows from operating activities..........      1,297      1,387      1,569      1,622      1,495      1,586
                                                        ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures................................       (576)      (576)      (763)      (763)      (741)      (741)
  Acquisitions of businesses..........................         (9)        (9)       (46)       (46)      (189)      (189)
  Divestitures of businesses and certain assets.......        572        572        145        145        153        153
  Net proceeds from repurchases of Nabisco Holdings'
    common stock......................................        (38)       (38)       (22)       (22)        --         --
  Net proceeds from exercise of Nabisco Holdings'
    common stock options..............................         25         25         --         --         --         --
                                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net cash flows used in investing activities.......        (26)       (26)      (686)      (686)      (777)      (777)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt............      1,274      1,274        787        787         34         34
  Repayments of long-term debt........................        (67)       (67)    (1,181)    (1,181)      (216)      (216)
  Increase (decrease) in short-term borrowings........     (1,923)    (1,923)       358        358        249        249
  Repurchase of common stock..........................         --         --         --         --       (100)        --
  Proceeds from the issuance of trust originated
    preferred securities..............................        374         --         --         --         --         --
  Redemption of Series B preferred stock..............       (301)        --         --         --         --         --
  Dividends paid on common and preferred stock........       (742)       (36)      (755)       (34)      (716)       (30)
  Other, net (including intercompany transfers and
    payments).........................................         70       (654)        40       (733)        60       (816)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net cash flows used in financing activities.......     (1,315)    (1,406)      (751)      (803)      (689)      (779)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Effect of exchange rate changes on cash and cash
  equivalents.........................................         (4)        (4)       (36)       (36)       (11)       (11)
                                                        ---------  ---------  ---------  ---------  ---------  ---------
    Net change in cash and cash equivalents...........        (48)       (49)        96         97         18         19
Cash and cash equivalents at beginning of period......        348        348        252        251        234        232
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Cash and cash equivalents at end of period............  $     300  $     299  $     348  $     348  $     252  $     251
                                                        ---------  ---------  ---------  ---------  ---------  ---------
                                                        ---------  ---------  ---------  ---------  ---------  ---------

Income taxes paid, net of refunds.....................  $     566  $     566  $     652  $     690  $     693  $     727
Interest paid.........................................  $     821  $     716  $     895  $     800  $     913  $     794
Tobacco settlement payments...........................  $     786  $     786  $     133  $     133  $      --  $      --

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                           RJRN                    RJRN
DECEMBER 31                                                              HOLDINGS      RJRN      HOLDINGS      RJRN
----------------------------------------------------------------------  -----------  ---------  -----------  ---------

ASSETS
Current assets:
  Cash and cash equivalents...........................................   $     300   $     299   $     348   $     348
  Accounts and notes receivable, net..................................       1,118       1,102       1,122       1,118
  Inventories:
    Finished products.................................................         695         695         816         816
    Leaf tobacco......................................................       1,058       1,058       1,184       1,184
    Raw materials.....................................................         191         191         226         226
    Other.............................................................         349         349         391         391
                                                                        -----------  ---------  -----------  ---------
    Total inventories.................................................       2,293       2,293       2,617       2,617
                                                                        -----------  ---------  -----------  ---------
  Prepaid expenses and excise taxes...................................         733         733         538         538
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT ASSETS............................................       4,444       4,427       4,625       4,621
                                                                        -----------  ---------  -----------  ---------

Property, plant and equipment--at cost:
    Land and land improvements........................................         310         310         324         324
    Buildings and leasehold improvements..............................       1,949       1,949       2,002       2,002
    Machinery and equipment...........................................       6,023       6,023       6,299       6,299
    Construction-in-process...........................................         482         482         554         554
                                                                        -----------  ---------  -----------  ---------
    Total property, plant and equipment...............................       8,764       8,764       9,179       9,179
Less accumulated depreciation.........................................       3,466       3,466       3,240       3,240
                                                                        -----------  ---------  -----------  ---------
    Property, plant and equipment, net................................       5,298       5,298       5,939       5,939
                                                                        -----------  ---------  -----------  ---------

Trademarks, net of accumulated amortization (1998--$2,387,
  1997--$2,226).......................................................       7,266       7,266       7,759       7,759
Goodwill, net of accumulated amortization (1998--$3,626,
  1997--$3,277).......................................................      11,449      11,449      11,885      11,885
Other assets and deferred charges.....................................         435         423         470         453
                                                                        -----------  ---------  -----------  ---------
                                                                         $  28,892   $  28,863   $  30,678   $  30,657
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

                             (DOLLARS IN MILLIONS)

                                                                                 1998                    1997
                                                                        ----------------------  ----------------------
                                                                           RJRN                    RJRN
DECEMBER 31                                                              HOLDINGS      RJRN      HOLDINGS      RJRN
----------------------------------------------------------------------  -----------  ---------  -----------  ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................   $     260   $     260   $     361   $     361
  Accounts payable....................................................         637         637         733         733
  Accrued liabilities.................................................       3,346       3,155       2,750       2,572
  Current maturities of long-term debt................................         225         225          33          33
  Income taxes accrued................................................         235         228         268         243
                                                                        -----------  ---------  -----------  ---------
      TOTAL CURRENT LIABILITIES.......................................       4,703       4,505       4,145       3,942
                                                                        -----------  ---------  -----------  ---------

Long-term debt (less current maturities)..............................       8,655       8,655       9,456       9,456
Minority interest in Nabisco Holdings.................................         752         752         812         812
Other noncurrent liabilities..........................................       2,279       1,967       2,157       1,908
Deferred income taxes.................................................       3,162       3,098       3,524       3,460
Commitments and contingencies (note 10)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated
  debentures*.........................................................       1,327          --         953          --

Stockholders' equity:
  Preferred stock.....................................................         205          --         520          --
  Common stock (1998--328,385,148 shares issued, 1997-- 327,158,090
    shares issued)....................................................           3          --           3          --
  Paid-in capital.....................................................       9,004      10,862       9,690      11,492
  Retained earnings (accumulated deficit).............................        (577)       (516)         --          --
  Accumulated other comprehensive income..............................        (460)       (460)       (413)       (413)
  Treasury stock, at cost.............................................        (100)         --        (100)         --
  Other stockholders' equity..........................................         (61)         --         (69)         --
                                                                        -----------  ---------  -----------  ---------
      TOTAL STOCKHOLDERS' EQUITY......................................       8,014       9,886       9,631      11,079
                                                                        -----------  ---------  -----------  ---------
                                                                         $  28,892   $  28,863   $  30,678   $  30,657
                                                                        -----------  ---------  -----------  ---------
                                                                        -----------  ---------  -----------  ---------

------------------------------

* The sole assets of the subsidiary trusts are junior subordinated debentures of RJRN Holdings. The outstanding junior subordinated debentures have aggregate principal amounts of approximately $978 and $385 million, annual interest rates of 10% and 9 1/2%, and mature in December 2044 and September 2047, respectively. The preferred securities will be mandatorily redeemed upon redemption of the junior subordinated debentures.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

                                                                                       ACCUMULATED OTHER
                                                    CAPITAL     PAID-IN    RETAINED      COMPREHENSIVE     TREASURY
                                                    STOCK*      CAPITAL    EARNINGS         INCOME           STOCK        OTHER
                                                  -----------  ---------  -----------  -----------------  -----------  -----------
Balance at January 1, 1996......................   $     547   $  10,118   $  --           $    (184)      $      --    $    (152)
  Net income....................................                                 611
  Foreign currency translation, net of tax
    expense of $17 million......................                                                 (45)
  Minimum pension liability, net of tax benefit
    of $2 million...............................                                                  (4)
  Total comprehensive income....................
  Retirement of 431,757 shares of ESOP preferred
    stock.......................................          (7)
  Issuance of 775,366 shares of common stock....                      18
  Repurchase of 3,377,300 shares of common
    stock.......................................                                                                (100)
  Cancellation of 9,000 shares of common
    stock.......................................
  Dividends.....................................                     (97)       (611)
  ESOP note payments received...................                                                                               34
  Other.........................................                      11                                                        9
                                                  -----------  ---------       -----           -----           -----        -----
Balance at December 31, 1996....................         540      10,050      --                (233)           (100)        (109)
  Net income....................................                                 381
  Foreign currency translation, net of tax
    expense of $12 million......................                                                (170)
  Minimum pension liability, net of tax benefit
    of $5 million...............................                                                 (10)
  Total comprehensive income....................
  Retirement of 843,970 shares of ESOP preferred
    stock.......................................         (14)
  Conversion of 26,675,000 shares of Series C
    preferred stock into 53,350,000
    shares of common stock......................          (3)          3
  Issuance of 405,532 shares of common stock....                      10
  Cancellation of 171,750 shares of common
    stock.......................................                      (5)
  Dividends.....................................                    (361)       (381)
  ESOP note payments received...................                                                                               36
  Other.........................................                      (7)                                                       4
                                                  -----------  ---------       -----           -----           -----        -----
Balance at December 31, 1997....................         523       9,690      --                (413)           (100)         (69)
  Net loss......................................                                (577)
  Foreign currency translation, net of tax
    benefit of $6 million.......................                                                 (50)
  Minimum pension liability, net of tax expense
    of $1 million...............................                                                   3
  Total comprehensive income (loss).............
  Retirement of 895,983 shares of ESOP preferred
    stock.......................................         (14)
  Redemption of 12,043,940 shares of Series B
    preferred stock.............................        (301)
  Issuance of 1,264,058 shares of common
    stock.......................................                      41
  Cancellation of 37,000 shares of common
    stock.......................................                      (1)
  Dividends.....................................                    (704)
  ESOP note payments received...................                                                                               33
  Other.........................................                     (22)                                                     (25)
                                                  -----------  ---------       -----           -----           -----        -----
Balance at December 31, 1998....................   $     208   $   9,004   $    (577)      $    (460)      $    (100)   $     (61)
                                                  -----------  ---------       -----           -----           -----        -----
                                                  -----------  ---------       -----           -----           -----        -----


                                                               COMPREHENSIVE
                                                    TOTAL         INCOME
                                                  ---------  -----------------
Balance at January 1, 1996......................  $  10,329
  Net income....................................        611      $     611
  Foreign currency translation, net of tax
    expense of $17 million......................        (45)           (45)
  Minimum pension liability, net of tax benefit
    of $2 million...............................         (4)            (4)
                                                                     -----
  Total comprehensive income....................                 $     562
                                                                     -----
                                                                     -----
  Retirement of 431,757 shares of ESOP preferred
    stock.......................................         (7)
  Issuance of 775,366 shares of common stock....         18
  Repurchase of 3,377,300 shares of common
    stock.......................................       (100)
  Cancellation of 9,000 shares of common
    stock.......................................         --
  Dividends.....................................       (708)
  ESOP note payments received...................         34
  Other.........................................         20
                                                  ---------
Balance at December 31, 1996....................     10,148
  Net income....................................        381      $     381
  Foreign currency translation, net of tax
    expense of $12 million......................       (170)          (170)
  Minimum pension liability, net of tax benefit
    of $5 million...............................        (10)           (10)
                                                                     -----
  Total comprehensive income....................                 $     201
                                                                     -----
                                                                     -----
  Retirement of 843,970 shares of ESOP preferred
    stock.......................................        (14)
  Conversion of 26,675,000 shares of Series C
    preferred stock into 53,350,000
    shares of common stock......................         --
  Issuance of 405,532 shares of common stock....         10
  Cancellation of 171,750 shares of common
    stock.......................................         (5)
  Dividends.....................................       (742)
  ESOP note payments received...................         36
  Other.........................................         (3)
                                                  ---------
Balance at December 31, 1997....................      9,631
  Net loss......................................       (577)     $    (577)
  Foreign currency translation, net of tax
    benefit of $6 million.......................        (50)           (50)
  Minimum pension liability, net of tax expense
    of $1 million...............................          3              3
                                                                     -----
  Total comprehensive income (loss).............                 $    (624)
                                                                     -----
                                                                     -----
  Retirement of 895,983 shares of ESOP preferred
    stock.......................................        (14)
  Redemption of 12,043,940 shares of Series B
    preferred stock.............................       (301)
  Issuance of 1,264,058 shares of common
    stock.......................................         41
  Cancellation of 37,000 shares of common
    stock.......................................         (1)
  Dividends.....................................       (704)
  ESOP note payments received...................         33
  Other.........................................        (47)
                                                  ---------
Balance at December 31, 1998....................  $   8,014
                                                  ---------
                                                  ---------

------------------------
* Includes $3 million of common stock for each reporting period presented. The number of shares of common stock, par value $.01, authorized at December 31, 1998 was 440,000,000. Common shares outstanding: 1998- 325,007,848 and 1997-
  323,780,790.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of RJR Nabisco Holdings Corp. ("RJRN Holdings"), its wholly-owned subsidiary RJR Nabisco, Inc. ("RJRN") and their majority-owned subsidiaries, including 80.6% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

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

    Certain prior years' amounts have been reclassified to conform to the 1998 presentation.

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

    FOREIGN CURRENCY ARRANGEMENTS

    Forward foreign exchange contracts are carried at fair value on the consolidated balance sheets. The corresponding gains or losses on those contracts entered into to hedge firm commitments are deferred on the consolidated balance sheets as well and included in the basis of the underlying hedged transaction when settled. To the extent that the underlying hedged foreign currency transaction does not occur, the gains and losses deferred are recognized in earnings immediately. Gains or losses on those contracts entered into to hedge foreign currency exposure of existing assets and liabilities are generally recognized in income currently, along with the related translation gains or losses recognized from the remeasurement of the assets or liabilities hedged.

    Translation gains or losses resulting from foreign-denominated borrowings that are accounted for as hedges of certain foreign currency net investments result in charges or credits to the cumulative translation adjustments account in stockholders' equity.

    COMMODITY CONTRACTS

    Changes in the market value of commodity contracts are recorded as an addition to, or reduction from, the raw material inventory cost. Market value changes are recorded in cost of products sold when the related finished products are sold. Due to wide fluctuations in the market prices for various agricultural commodities, futures contracts are frequently entered into to hedge the price risk associated with anticipated purchases. The amount of hedging losses deferred as of December 31, 1998 and 1997 were $5 million and $7 million, respectively.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"), which established standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in stockholders' equity during a period from transactions from nonowner sources and primarily includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments. The components of comprehensive income are displayed in the consolidated statements of stockholders' equity. The adoption of SFAS No. 130 did not have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    In the fourth quarter of 1998, RJRN Holdings and RJRN adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), which established standards for the way in which information about operating segments is reported. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. See note 15 for disclosures required by SFAS No. 131. The adoption of SFAS No. 131 did not have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    RJRN Holdings and RJRN also adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("SFAS No. 132") during 1998. SFAS No. 132 standardized the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminates certain requirements from other accounting standards no longer deemed useful. It does not change the measurement or recognition of these plans. See note 14 for disclosures required by SFAS No. 132. The adoption of SFAS No. 132 did not have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    During 1998, RJRN Holdings and RJRN also adopted Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. The adoption of SOP No. 98-1 had no material effect on RJRN Holdings' or RJRN's financial position or results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which must be adopted by January 1, 2000, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. RJRN Holdings and RJRN have not yet determined the timing of adoption or the impact that adoption or subsequent application of SFAS No. 133 will have on their financial position or results of operations.

    In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") issued SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on January 1, 1999. The adoption of SOP No. 98-5 is not expected to have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

NOTE 2--RESTRUCTURING

    1998 CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after-tax, net of minority interest) and $124 million ($75 million after-tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will include workforce reductions of approximately 6,500 employees. The restructuring programs will require cash expenditures of approximately $205 million primarily to be spent in 1999. In addition, the programs will require additional expenses of approximately $134 million, of which $56 million ($27 million after-tax, net of minority interest) was incurred in 1998. These restructuring related expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    The key elements of the 1998 restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
                                                      AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
                                                      -------------  ---------------  ---------------  -------------  ---------

Sales force reorganizations.........................    $      37       $       3        $      --       $      --    $      40

Distribution reorganizations........................           16               8                9              --           33

Staff reductions....................................           83              --                3              --           86

Manufacturing cost reduction initiatives............           22              --                8              --           30

Plant closures......................................           46               3              217              15          281

Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------

Total restructuring charges.........................    $     208       $      18        $     257       $      47    $     530
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

- Sales force reorganizations consist of $35 million for Biscuit to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

- Distribution reorganizations consist of plans to exit a number of domestic and international distribution and warehouse facilities, principally $19 million for Biscuit and $14 million for the International Food Group.

- Staff reductions consist of headquarters and operating unit realignments, functional consolidations and eliminations of positions throughout Nabisco. Amounts are: $37 million for the U.S. Foods Group; $26 million for International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for Biscuit.

- Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally $19 million for Biscuit and $7 million for Canada.

- Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts by operating segment are: Biscuit $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. As of December 31, 1998, production had ceased in 6 facilities which are being actively marketed for sale. Other exit costs consist of incremental costs to be incurred prior to sale.

- Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts by operating segment are: U.S. Foods Group $34 million; Biscuit $14 million; and International Food Group $12 million.

    As of December 31, 1998, $61 million of charges were applied against restructuring reserves as follows: $34 million for 2,000 employees severed, $3 million for contract terminations, $12 million for asset disposals and $12 million for other exit costs. Of the charges applied against the restructuring reserves, cash expenditures amounted to $39 million.

    In the fourth quarter of 1998, Reynolds International recorded a net pre-tax restructuring charge of $55 million to retool its operations in Russia and other countries in the CIS region in response to continuing depressed economic conditions in these countries. The pre-tax charge, which had no associated income tax benefit, includes severance and related benefits associated with a workforce reduction of 2,900 employees of approximately $19 million as well as the rationalization of manufacturing facilities of

$54 million. This program will require cash expenditures of $25 million and is expected to be completed in 1999. All cash requirements are expected to be funded from operations. In the fourth quarter of 1998, the 1997 restructuring accrual was reduced by $18 million due primarily to changes in severance and related benefit estimates of certain international accruals.

    The workforce reductions relate to employees at certain manufacturing facilities and a headquarters location (8 locations in total) in the CIS region. The rationalization of manufacturing facilities consist primarily of: (i) the closing of a facility in Azerbaijan, where Reynolds International will exit all operations ($23 million); (ii) the closing of a warehouse and manufacturing facility in St. Petersburg ($15 million); and (iii) the closing of a facility in Lviv ($15 million). Each of the tasks began in January 1999 and are expected to be substantially completed as follows: the Azerbaijan closing -- the fourth quarter of 1999; the St. Petersburg closings -- the third quarter of 1999; and the Lviv closing -- the first quarter of 1999. The types of costs that will be expensed with respect to these exit activities primarily include the write-down of facilities and equipment held for sale to fair value and the write-off of equipment to be abandoned ($48 million) and contract and lease termination costs ($5 million). The facilities will continue in operation until the closing dates to minimize losses.

    None of the 1998 Reynolds International restructuring accruals were utilized during the year ended December 31, 1998.

    1997 CHARGES

    RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) in the fourth quarter of 1997 to reorganize its worldwide tobacco operations. The 1997 restructuring program was undertaken to enhance RJRN Holdings' competitive position and improve its long-term earnings growth prospects.

    The components of the $301 million charge were as follows:

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

    For international tobacco, the employee severance and related benefits pertained to workforce reductions of 2,600 employees at various manufacturing facilities, headquarters and regional support centers (21 locations worldwide in total). These benefits are being paid over a period of more than one year under Reynolds International's severance policy, which is based on length of service provided by the terminated employees.

    The rationalization of certain manufacturing operations consisted of the following: (i) the closing of the Berlin, Germany and Turku, Finland manufacturing facilities in connection with the consolidation of manufacturing operations into Trier, Germany ($16 million and $13 million, respectively); (ii) the closing of Reynolds International's stemmery operations in Tilsonburg, Canada ($2 million); (iii) the closing of a leased manufacturing facility in Hong Kong ($6 million); and (iv) the downsizing of a manufacturing facility in Montreal, Canada ($5 million). Each of these tasks began in either December 1997 or January 1998 and were or are expected to be substantially completed as follows: Tilsonburg and Montreal, Canada and Hong Kong -- December 1997; Berlin, Germany -- January 1999; and Turku, Finland -- the second quarter of 1999. Reynolds International expects all outstanding tasks to be substantially completed as originally planned. The types of costs that were expensed with respect to these exit activities included the write-down of buildings and surplus equipment held for sale to fair value and the write-off of equipment to be abandoned.

    The contract terminations and other costs primarily represented the write-down of office equipment and fixtures and other exit costs as a result of office floor space reductions, the consolidation of certain offices and the abandonment of lease obligations in Italy, Kenya, Dubai and the United Kingdom.

    The disposal of non-strategic investments consisted of the following: the exits of a distribution company in Poland ($7 million) and operations in Vietnam ($8 million), India ($6 million), Armavir, Russia ($6 million) and Hungary ($6 million). The disposals were or are expected to be substantially completed as follows: Hungary -- the fourth quarter 1998; India -- the first quarter 1999; Armavir, Russia and Poland -- the second quarter 1999; and Vietnam -- the third quarter 1999. Reynolds International began the process of disposing of each of the non-strategic investments during 1998. The following is a summary of the status of certain investments that will not be disposed of until 1999. The sale of Armavir, Russia, which was to take place in 1998, could not be completed and instead Armavir, Russia will now be abandoned; the transfer of ownership of the Polish distribution company will take place on April 21, 1999 even though Reynolds International had an agreement to sell this operation on April 7, 1998; and the closing of the Vietnam operations was subject to a lengthy approval process by the Vietnamese government even though Reynolds International had a contract for sale in the third quarter of 1998. Accordingly, although the sale of some of the non-strategic investments was not scheduled to close until late 1998 or beyond, management had the ability to close these facilities on the commitment date. As noted above, Reynolds International had contracts to sell most of these investments in 1998, however, many of the sales are subject to lengthy regulatory reviews. The facilities continue in operation until the closing dates only to minimize the losses. If any of the planned sales are not consummated, management is prepared to abandon the investment, as was the case with the Armavir transaction described above.

    For domestic tobacco, the employee severance and related benefits pertained to workforce reductions of 192 full-time positions and 217 seasonal positions at a manufacturing facility and staff related areas. The severed employees were primarily employed at RJRT's Brook Cove, North Carolina Stemmery which was closed. The rationalization of certain manufacturing operations primarily relates to the closing of RJRT's Brook Cove, North Carolina Stemmery which took place in February 1998, after RJRT finished processing tobacco purchased from the 1997 burley crop. Beginning with the 1998 flue-cured crop, RJRT began contracting with an outside third party to do its leaf processing. The type of costs that were expensed with respect to the exit of this activity included the write-down of the building and equipment held for sale to fair value and the write-off of equipment to be abandoned.

    The contract termination and other costs for RJRT represented a loss on the termination of a contractual obligation. During 1997, management decided and committed to a plan of termination of a leaf supply contract at a price below RJRT's contract price. The loss represents the shortfall between the contract cost and the amount that was recovered upon the sale of the leaf inventory. RJRT, acting as a broker, exercised all of its remaining obligations under a leaf supply contract and immediately transferred title to a third party without taking possession of the tobacco.

    Of the $301 million total tobacco charge, cash outlays will aggregate approximately $180 million. The program is expected to be completed in late 1999.

    In addition to the above restructuring charge, approximately $89 million was recognized in operating expenses for international tobacco for implementation and integration expenses, principally training and relocation of employees and equipment.

    For the year ended December 31, 1998, $183 million of the 1997 worldwide tobacco restructuring accruals were utilized as follows: $90 million for employee severance and related benefits, $59 million for rationalization of manufacturing operations, $12 million for disposal of non-strategic investments, and $22 million for contract terminations and other costs. Of the charges applied against the restructuring reserve in 1998, cash expenditures amounted to $115 million, which were provided from operations.

    1996 CHARGES

    Nabisco recorded a restructuring charge of $428 million ($241 million after-tax, net of minority interest) in the second quarter of 1996. The restructuring program was undertaken to streamline operations and improve profitability and was substantially completed during 1997. The $428 million restructuring charge required cash expenditures of $238 million. In addition to the restructuring charge, the program required additional 1996 expenditures of $97 million for implementation and integration expenses, principally for relocation of employees and equipment and training.

    The major cost components of the $428 million restructuring charge (see table below) were for domestic and international severance and benefits related to workforce reductions totaling approximately 5,700 employees; product line rationalization losses resulting from disposals of equipment ($91 million) and packaging materials ($25 million) related to the elimination of more than 300 stock keeping units of slow moving products; losses to write-down the carrying values of several non-strategic product lines prior to sale, including $30 million for intangibles, $3 million for inventory and $2 million for property; contract termination costs related to the termination of manufacturing supply and distribution contracts; and losses from disposals of property related to international plant closures and domestic and international facility reorganizations, including $19 million for property, $2 million for plant closure costs and $1 million for the disposal of inventory.

    The major cost components of the restructuring charge and changes in estimates and charges are summarized below. Severance benefits increased $30 million over the original estimate due to higher than anticipated costs associated with Biscuit's sales force reorganization. Estimated product line disposals decreased $15 million due to the decision not to sell a small regional brand. Estimated costs for product line rationalizations, contract terminations and facility reorganizations were also changed due to different actual costs.

                                  JUNE 1996    CHANGE IN    ADJUSTED     PAYMENTS      BALANCE      PAYMENTS       BALANCE
                                  PROVISION    ESTIMATE     PROVISION    & CHARGES    12-31-97      & CHARGES     12-31-98
                                 -----------  -----------  -----------  -----------  -----------  -------------  -----------
Severance and benefits.........   $     194    $      30    $     224    $    (197)   $      27     $     (25)    $       2
Product line rationalizations..         116            4          120         (117)           3            (3)           --
Product line disposals.........          51          (15)          36          (36)          --            --            --
Contract terminations..........          45          (15)          30          (29)           1            (1)           --
Plant closures and facility
  reorganizations..............          22           (4)          18          (12)           6            (6)           --
                                      -----        -----        -----   -----------         ---         -----         -----
      Total....................   $     428    $      --    $     428    $    (391)   $      37     $     (35)    $       2
                                      -----        -----        -----   -----------         ---         -----         -----
                                      -----        -----        -----   -----------         ---         -----         -----

NOTE 3--OPERATIONS

    TOBACCO SETTLEMENT AND RELATED EXPENSES

    RJRT recorded pre-tax charges totaling $1.442 billion during 1998 for tobacco settlement and related expenses as follows:

Multi-state settlement agreement....................................  $     620
Minnesota settlement agreement......................................        312
"Most favored nation" adjustments for previously settled states.....        145
Rationalization of manufacturing operations.........................        214
Employee severance and related benefits.............................        151
                                                                      ---------
                                                                      $   1,442
                                                                      ---------
                                                                      ---------

    For a discussion regarding the provisions of the multi-state settlement, the Minnesota settlement and the most favored nation adjustments see note 10. The rationalization of manufacturing operations primarily represents a charge to write-down the book value of RJRT's production facility and certain equipment in Winston-Salem, North Carolina to fair value. The employee severance and related benefits expense represents a charge for workforce reductions totaling approximately 1,300 employees. These charges were in response to the changing business conditions which could result from the multi-state settlement agreement signed in November 1998. RJRT anticipates that the November price increase, which was necessary to satisfy its ongoing annual payment obligations under the multi-state settlement agreement, is likely to adversely affect volume and its results of operations.

    Cash expenditures related to the termination of employees is anticipated to be approximately $100 million and will be paid from operations into the year 2000. As of December 31, 1998, $268 million of the accrual was utilized as follows: $54 million for severance and related benefits and $214 million for rationalization of manufacturing operations.

    RJRT recorded pre-tax charges totaling $359 million during 1997 related to settlement agreements reached with the Florida, Mississippi and Texas state attorneys general and in certain class action cases. See note 10 for further discussion.

    FOOD BUSINESSES SOLD AND EXITED

    Cost of products sold in 1998 was reduced by a $14 million net gain ($1 million after-tax, net of minority interest) related to businesses sold and non-strategic businesses exited in the third quarter. Businesses sold include the College Inn brand of canned broths, the U.S. and Canadian tablespreads and U.S. egg substitute businesses (formerly included in the U.S. Foods Group operating segment) and the Del Monte brand canned vegetable business in Venezuela (formerly included in the International Food Group operating segment) for net proceeds of approximately $550 million, and the costs of exiting certain non-strategic businesses.

    In 1997, Nabisco sold certain domestic regional brands (formerly included in the U.S. Foods Group) which resulted in a pre-tax gain of $32 million. In addition non-recurring pre-tax expenses of $31 million were recorded for the write-down of certain assets of a business held for sale, the reorganization of the U.S. Foods Group selling organization and the relocation of the International Food Group headquarters.

    Net sales for 1998 and 1997 from all divestitures in both years by Nabisco were $298 million and $632 million, respectively. Operating company contribution for 1998 and 1997 from divested businesses was $39 million and $99 million, respectively.

NOTE 4--EARNINGS PER SHARE

    The components of the calculation of earnings per share for income (loss) before extraordinary items are as follows:

                                                                 YEARS ENDED DECEMBER 31
                                          ----------------------------------------------------------------------
                                                   1998                    1997                    1996
                                          ----------------------  ----------------------  ----------------------
                                            BASIC      DILUTED      BASIC      DILUTED      BASIC      DILUTED
                                          ----------  ----------  ----------  ----------  ----------  ----------
Income (loss) applicable to common stock
 before extraordinary item:
  Income (loss) before extraordinary
    item................................  $     (577) $     (577) $      402  $      402  $      611  $      611
  Preferred stock dividends.............         (40)        (40)        (44)        (44)        (43)        (43)
  Adjustment for the dilutive effect of
    Nabisco Holdings' stock options.....          --          --          --          (3)         --          --
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          $     (617) $     (617) $      358  $      355  $      568  $      568
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares outstanding.............     323,853     323,853     323,787     323,787     324,917     324,917
  Assumed exercise of RJRN Holdings'
    stock options.......................          --          --          --       1,531          --       1,030
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                             323,853     323,853     323,787     325,318     324,917     325,947
                                          ----------  ----------  ----------  ----------  ----------  ----------
                                          ----------  ----------  ----------  ----------  ----------  ----------

Shares of ESOP convertible preferred stock of 12,818,967, 13,714,950 and 14,558,920 were not included in computing diluted earnings per share for 1998, 1997 and 1996, respectively, because the effect would have been antidilutive.

NOTE 5--INVENTORIES

    At December 31, 1998 and 1997, approximately $492 million and $592 million, respectively, of domestic tobacco inventories was valued under the LIFO method. The current cost of LIFO inventories at December 31, 1998 and 1997 was greater than the amount at which these inventories were carried on the consolidated balance sheets by $169 million and $151 million, respectively.

    For the years ended December 31, 1998, 1997 and 1996, net income was increased by approximately $18 million, $14 million and $35 million, respectively, as a result of LIFO inventory liquidations. The LIFO liquidations resulted from programs to reduce domestic leaf durations consistent with forecasts of future operating requirements.

NOTE 6--SHORT-TERM BORROWINGS AND BORROWING ARRANGEMENTS

                                                                 1998                        1997
                                                      --------------------------  --------------------------
                                                                      AVERAGE                     AVERAGE
                                                        AMOUNT       YEAR-END       AMOUNT       YEAR-END
                                                      OUTSTANDING  INTEREST RATE  OUTSTANDING  INTEREST RATE
                                                      -----------  -------------  -----------  -------------
Nabisco Holdings:
  Domestic commercial paper (see note 9)............   $     174           5.7%    $   1,991           6.2%
  International commercial paper....................           9           7.2%           26           4.1%
  Notes payable to banks............................          59           8.2%          154           8.2%
  Other (see note 9)................................          --            --            50           5.8%
                                                      -----------                 -----------
                                                             242                       2,221
  Amount reclassified as long-term debt (see note
    9)..............................................        (174)                     (2,041)
                                                      -----------                 -----------
    Total Nabisco Holdings..........................          68                         180
                                                      -----------                 -----------

RJRN:
  Domestic commercial paper (see note 9)............          33           6.4%           --            --
  Notes payable to banks............................         192           6.6%          181           6.4%
                                                      -----------                 -----------
                                                             225                         181
  Amount reclassified as long-term debt (see note
    9)..............................................         (33)                         --
                                                      -----------                 -----------
    Total RJRN......................................         192                         181
                                                      -----------                 -----------
    Total short-term borrowings.....................   $     260                   $     361
                                                      -----------                 -----------
                                                      -----------                 -----------

    RJRN maintains a three-year $2.146 billion revolving credit facility and a 364-day $212 million credit facility primarily to support commercial paper issuances. The commitments under the revolving credit facility decline to approximately $1.7 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings under the 364-day credit facility bear interest at rates which vary with LIBOR.

    Nabisco maintains a four-year $1.5 billion revolving credit facility and a 364-day $1.11 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings outstanding under the 364-day credit facility bear interest at rates which vary with LIBOR.

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

NOTE 7--ACCRUED LIABILITIES

                                                                       1998           1997
                                                                   -------------  -------------
    Payroll and employee benefits................................    $     564      $     595
    Marketing and advertising....................................          535            424
    Excise taxes.................................................          220            205
    Restructuring................................................          388            368
    Dividends....................................................          183            186
    Tobacco settlement and related accruals......................          610            177
    Accrued interest.............................................          192            163
    Other........................................................          654            632
                                                                        ------         ------
                                                                     $   3,346      $   2,750
                                                                        ------         ------
                                                                        ------         ------

NOTE 8--INCOME TAXES

    The provision (benefit) for income taxes consisted of the following:

YEARS ENDED DECEMBER 31                                                      1998             1997             1996
----------------------------------------------------------------------  ---------------  ---------------  ---------------
Current:
  Federal.............................................................     $     338        $     482        $     471
  Foreign and other...................................................           197              231              234
                                                                               -----            -----            -----
                                                                                 535              713              705
                                                                               -----            -----            -----
Deferred:
  Federal.............................................................          (569)            (139)            (147)
  Foreign and other...................................................            11              (44)              27
                                                                               -----            -----            -----
                                                                                (558)            (183)            (120)
                                                                               -----            -----            -----
Provision (benefit) for income taxes..................................     $     (23)       $     530        $     585
                                                                               -----            -----            -----
                                                                               -----            -----            -----

    The components of the deferred income tax liability disclosed on the consolidated balance sheets included the following:

                                                                                         1998       1997
                                                                                       ---------  ---------
Deferred tax assets:
  Pension and other postretirement liabilities.......................................  $    (419) $    (418)
  Restructuring and other accrued liabilities........................................       (393)      (247)
                                                                                       ---------  ---------
        Total deferred tax assets before valuation allowance.........................       (812)      (665)
  Valuation allowance................................................................         85         79
                                                                                       ---------  ---------
        Net deferred tax assets......................................................       (727)      (586)
                                                                                       ---------  ---------

Deferred tax liabilities:
  Property and equipment.............................................................        828        921
  Trademarks.........................................................................      2,518      2,624
  Other..............................................................................        543        565
                                                                                       ---------  ---------
        Total deferred tax liabilities...............................................      3,889      4,110
                                                                                       ---------  ---------
        Net deferred income taxes....................................................  $   3,162  $   3,524
                                                                                       ---------  ---------
                                                                                       ---------  ---------

    Pre-tax income (loss) for domestic and foreign operations consisted of the following:

                                                                            1998           1997           1996
                                                                        -------------  -------------  -------------
Domestic (includes U.S. exports)......................................    $    (887)     $     651      $     554
Foreign...............................................................          273            365            645
                                                                             ------         ------         ------
Pre-tax income (loss).................................................    $    (614)     $   1,016      $   1,199
                                                                             ------         ------         ------
                                                                             ------         ------         ------

    The differences between the provision (benefit) for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                                    1998            1997             1996
                                                                -------------  ---------------  ---------------
Income taxes computed at statutory U.S. federal income tax
  rates.......................................................    $    (215)      $     356        $     420
State and local income taxes, net of federal tax benefits.....           25              44               55
Goodwill amortization.........................................          126             126              132
Taxes on foreign operations at rates different than statutory
  U.S. federal rate...........................................           83              14               (9)
Exempt foreign sales corporation earnings.....................          (25)             (5)              (7)
Other items, net..............................................          (17)             (5)              (6)
                                                                      -----           -----            -----
Provision (benefit) for income taxes..........................    $     (23)      $     530        $     585
                                                                      -----           -----            -----
                                                                      -----           -----            -----
Effective tax rate............................................          3.7%           52.2%            48.8%
                                                                      -----           -----            -----
                                                                      -----           -----            -----

    At December 31, 1998, there was $2.05 billion of accumulated and undistributed income of foreign subsidiaries. These earnings were reinvested by management abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

NOTE 9--LONG-TERM DEBT

                                                                                                   1998       1997
                                                                                                 ---------  ---------
Nabisco Holdings:
  Short-term borrowings, reclassified..........................................................  $     174  $   2,041
  5.38-8.3% notes, due 1999 through 2015.......................................................      2,142      2,146
  6.0-6.375% puttable/callable notes, due 2011 through 2035....................................        998         --
  6.24% pound sterling notes due 2001..........................................................        163         --
  Other indebtedness...........................................................................        260        168
  Current maturities of long-term debt.........................................................       (118)       (21)
                                                                                                 ---------  ---------
      Total Nabisco Holdings long-term debt....................................................      3,619      4,334
                                                                                                 ---------  ---------
RJRN:
  Short-term borrowings, reclassified..........................................................         33         --
  6.80-9.25% notes, due 1999 through 2013......................................................      4,444      4,443
  5.375-10% foreign currency debt, due 2000 to 2001............................................        414        469
  Other indebtedness...........................................................................        252        222
  Current maturities of long-term debt.........................................................       (107)       (12)
                                                                                                 ---------  ---------
      Total RJRN long-term debt................................................................      5,036      5,122
                                                                                                 ---------  ---------
      Total long-term debt.....................................................................  $   8,655  $   9,456
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

------------------------

The payment of long-term debt through December 31, 2003 is as follows:
2000--$797; 2001--$761; 2002-- $1,523 and 2003--$816.

    In July 1997, RJRN repaid commercial paper borrowings with proceeds from the issuance of $150 million 8 1/4% notes due 2004 and $200 million 8 1/2% notes due 2007. In August 1997, Nabisco issued $200 million of floating rate notes (5.38% as of December 31, 1998) due 2009, which are puttable and callable in August 1999.

    In December 1997, Nabisco refinanced $432 million of 8.3% notes due 1999 and $541 million of 8% notes due 2000 with short-term borrowings. An extraordinary loss of approximately $43 million ($21 million after-tax, net of minority interest, or $.06 per basic and diluted common share of RJRN Holdings) was recorded related to this transaction. These short-term borrowings were refinanced in January 1998 with $1 billion long-term notes. The terms of these notes are as follows: $400 million of 6% notes due 2011 which are puttable and callable in 2001; $300 million of 6 1/8% notes due 2033 which are puttable and callable in 2003; and $300 million of 6 3/8% notes due 2035 which are puttable and callable in 2005. Unless the notes are put, the interest rates are reset on the respective put or call date to achieve a yield to maturity of 5.75% to 6.07%, plus in each case, Nabisco's future credit spread on treasury notes of comparable maturities. The $1,039 million in proceeds from these notes, which includes $41 million as compensation for the sale of call options, were used to repay commercial paper borrowings.

    In August 1998, a newly formed wholly-owned subsidiary trust of RJRN Holdings issued $374 million principal amount of preferred securities. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of RJRN Holdings. The junior subordinated debentures are redeemable by RJRN Holdings at $25 per debenture on or after September 30, 2003 and are due in September 2047. Cash distributions on the preferred securities are cumulative at an annual rate of 9 1/2% of the liquidation amount of $25 per security and are payable quarterly in arrears. In October 1998, RJRN Holdings used $301 million of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock.

    Junior subordinated debentures of $978 million issued by a subsidiary trust of RJRN Holdings in 1995 may be redeemed at RJRN Holdings' election at $25 per debenture on or after August 19, 1998 and are due in December 2044. Cash distributions on the preferred securities, which were issued by the subsidiary in exchange for an equal amount of RJRN Holdings Series B preferred stock, are cumulative at an annual rate of 10% of the liquidation amount of $25 per security and are payable quarterly in arrears.

    At December 31, 1998, approximately $4.9 billion of total debt (short-term borrowings and long-term debt, including current maturities) was owed by RJRN and approximately $4.2 billion was owed by its subsidiaries.

    The estimated fair value of RJRN Holdings' consolidated long-term debt as of December 31, 1998 and 1997 was approximately $9.0 billion and $9.8 billion, respectively, based on available market quotes, discounted cash flows and book values, as appropriate.

    RJRN Holdings manages overall interest rate exposure by adjusting the mix of floating rate debt and fixed rate debt for both RJRN and Nabisco. As part of managing such interest rate exposures, RJRN and Nabisco may enter into various interest rate arrangements from time to time. See note 11 for further information regarding interest rate arrangements.

NOTE 10--COMMITMENTS AND CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R.J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During 1998, 334 new actions were served against RJRT and/or its affiliates or indemnitees and 183 such actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of these cases pending. On December 31, 1998, there were 664 active cases pending, as compared with 516 on December 31, 1997, 234 on December 31, 1996 and 134 on December 31, 1995. As of March 15, 1999, 658 active cases were pending against RJRT and/or its affiliates or indemnitees: 653 in the United States; two in Canada; one in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 42 U.S. states and the District of Columbia. The breakdown is as follows: 126 in West Virginia; 122 in Florida; 109 in New York; 53 in California; 29 in Massachusetts; 24 in Louisiana; 17 in Pennsylvania; 16 in Tennessee; 15 in Texas; 14 in the District of Columbia; 12 in Alabama; 11 in New Jersey; nine in each of Illinois and Mississippi; six in each of Iowa and Ohio; five in each of Indiana, Maryland and Minnesota; four in each of Arkansas, Georgia, Missouri, Nevada, Oklahoma, Rhode Island and Virginia; three in each of Arizona and New Mexico; two in each of Colorado, Hawaii, Kansas, Kentucky, Michigan, North Carolina, North Dakota, South Carolina, South Dakota, Utah and Washington; one in each of Nebraska, New Hampshire, Oregon and Wisconsin. Of the 653 active U.S. cases, 136 are pending in federal court, 512 in state court and, five in tribal court. Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Fourteen of the 653 active cases in the United States involve alleged non-smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-eight cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 111 of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

    DEFENSES. The defenses raised by RJRT and/or its affiliates, where applicable, include preemption by the Federal Cigarette Labeling and Advertising Act of some or all such claims arising after 1969; the lack of any defect in the product; assumption of the risk; contributory or comparative fault; lack of proximate cause; and statutes of limitations or repose; and, in the health care cost recovery cases (discussed below), additional statutory, equitable and other defenses. RJRN and RJRN Holdings have asserted additional defenses, including jurisdictional defenses, in many of these cases in which they are named.

    INDUSTRY TRIAL RESULTS. Juries have found for plaintiffs in five smoking and health cases in which RJRT was not a defendant. In one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK V. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. On January 29, 1999, the Florida Court of Appeals reversed this verdict and ordered a new trial in a different location (Palm Beach County). On February 9-10, 1999, in HENLEY V. PHILIP MORRIS, INC., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris will file motions with the trial judge requesting that the verdict be set aside and/or reduced. Depending upon the outcome of those motions, Philip Morris may appeal the judgment.

    On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER and WIDDICK cases, a Florida state court jury found no RJRT liability (CONNOR V. R. J. REYNOLDS TOBACCO CO.). On October 31, 1997, in still another case (KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY) brought by the same attorney, another Florida state court jury found no RJRT liability. On March 19, 1998, an Indiana state court found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN
V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. Finally, on March 18, 1999, the jury in an Ohio federal district court found for the defendants, including RJRT, on all counts in a class-action union trust-fund case, IRONWORKERS LOCAL 17 V. PHILIP MORRIS.

    CERTAIN CLASS-ACTION SUITS. In May 1996, in an early class action case, CASTANO V. AMERICAN TOBACCO COMPANY, the Fifth Circuit Court of Appeals overturned the certification of a purported nationwide class of persons whose claims related to alleged addiction to tobacco. Since this ruling by the Fifth Circuit, most purported class-action suits have sought certification of statewide rather than nationwide classes.

    Putative class-action suits based on claims similar to those asserted in CASTANO have been brought in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Georgia, Hawaii, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Minnesota, New Mexico, Nevada, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, West Virginia and Wisconsin. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/Blue Shield premiums paid by subscribers throughout the United States. On October 19, 1998, a putative class action was filed in federal court in Philadelphia, Pennsylvania, on behalf of "all living Black Americans who have purchased or consumed menthol tobacco products since 1954 (including minors through their legal representatives)" seeking redress of alleged violations of the plaintiffs' civil rights. A purported class action suit against RJRT in Texas claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Similar claims have been made in other lawsuits. Other types of class-action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of such persons.

    Despite the marked increase of purported class actions brought against tobacco companies, very few purported class actions have been certified, or if certified, have survived on appeal. Class certification was granted, however, by a Maryland state court in RICHARDSON V. PHILIP MORRIS. That decision is being reviewed by the Maryland Court of Appeals. In addition, on November 5, 1998 a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (SCOTT V. AMERICAN TOBACCO COMPANY). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants settled another class-action suit, BROIN V. PHILIP MORRIS, in October, 1997. This settlement was challenged but was approved by the Florida Court of Appeals on March 24, 1999.

    Trial is underway in a class-action suit pending in Florida, ENGLE V. R. J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. The initial phase, which includes common issues related to liability and general causation, entitlement to punitive damages and possibly the basis or ratio for assessment of punitive damages, is expected to last several months, but even if potential liability is confirmed in this phase of the trial, no actual liability would be established until the subsequent phases which could last for some years.

    HEALTH-CARE COST RECOVERY CASES. In June 1994, the Mississippi attorney general brought an action, MOORE V. AMERICAN TOBACCO COMPANY, against various industry members including RJRT. This case was brought on behalf of the state to recover state funds paid for healthcare and medical and other assistance to state citizens suffering from diseases and conditions allegedly related to tobacco use. By making the State the plaintiff in the case and basing its claims on economic loss rather than personal injury, the State sought to avoid the defenses otherwise available against an individual plaintiff. Following the filing of the MOORE case, most other states, through their attorneys general and/or other state agencies, sued RJRT and other U.S. cigarette manufacturers based on similar theories. The first four of these cases scheduled to come to trial, those of Mississippi, Florida, Texas and Minnesota, were settled by separate agreements between the state and the cigarette manufacturer defendants in each case.

    On November 23, 1998, the major U.S. cigarette manufacturers, including RJRT, entered into a Master Settlement Agreement ("MSA") with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas (the "Settling States"). The MSA settles all the health-care cost recovery actions brought by the Settling States and contains releases of certain additional present and future claims.

    The MSA calls for the tobacco companies to pay the settling states an initial payment of $2.4 billion (allocated among the companies on the basis of relative market capitalization) and four subsequent additional annual initial payments starting in 2000 (allocated among the companies on the basis of relative market share) of up to approximately $2.5 billion, $2.5 billion, $2.6 billion and $2.7 billion, respectively. It also requires perpetual annual payments, increasing from $4.5 billion in April 2000 to $8 billion in 2004 and further to $9.0 billion in 2018 and thereafter. Ten additional payments of $861 million are due annually beginning in April 2008.

    Except for the first initial payment, all payments made under the MSA are allocated among the participating manufacturers based on their relative market shares. In addition, most payments to be made under the MSA after 1999 are subject to a number of adjustments, most frequently adjustments based on inflation (the greater of 3% or the rise in the consumer price index) and on changes in the volume of cigarettes sold each year. Certain payments are also subject to adjustments to account for payments to previously settling states and for the impact, if any, on the signatory tobacco companies of competitive disadvantages vis-a-vis non-settling manufacturers as a result of the settlement. Furthermore, certain payments are subject to set-off against payments that cigarette companies might be required to make to the federal government that are paid over to the settling states for uses related to this MSA. Finally, if judicial approval is not obtained in any state, there would be an adjustment deducting for the share of a payment allocable to that state.

    The tobacco companies have also agreed to (a) make a one-time payment of $50 million on March 31, 1999 to establish a fund for enforcement of the MSA and laws relating to tobacco products and (b) fund activities of the National Association of Attorneys General relating to the MSA at the cost of $150,000 per year for ten years.

    In addition, the MSA calls for the creation of a national foundation which would establish public education and other programs and conduct or sponsor research to reduce youth smoking and to understand and educate the public about diseases associated with tobacco-product use. The tobacco companies would fund the establishment of the foundation with 10 annual payments of $25 million commencing March 31, 1999, further payments of $250 million on March 31, 1999 and $300 million annually thereafter for four years and additional annual payments of $300 million beginning in 2004 if, during the year preceding the year when payment is due, participating manufacturers collectively accounted for at least 99.05% of the cigarette market.

    The manufacturers also agree to pay the litigation costs, including government attorneys fees, of the attorneys general's offices relating to the settled cases and, subject to certain quarterly and annual payment caps, the costs and fees of outside counsel to the settling states. Outside counsel fees are to be determined either by arbitration or in accordance with a negotiated fee procedure. Awards determined by arbitration will be paid subject to an aggregate annual cap for all these (and certain other) settled cases in each year of $500 million. Fees set by the negotiated fee procedure would be subject to an annual cap of $250 million, and will not exceed a total of $1.25 billion.

    The MSA also contains provisions restricting the marketing of cigarettes. Among these are restrictions or prohibitions on the following: use of cartoon characters; use of brand name sponsorships and brand name non-tobacco products; outdoor and transit brand advertising; payments for product placement; free sampling; and lobbying. The MSA would require the dissolution of The Tobacco Institute, the Council for Tobacco Research and the Center for Indoor Air Research and place restrictions on the establishment of any replacement organizations.

    The MSA, when judicially approved, will release RJRT (and certain of its indemnitees), RJRN and RJRN Holdings from: (i) all claims of the settling states (and their respective political subdivisions and other recipients of state health-care funds) relating to past conduct arising out of the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, the exposure to, or research, statements or warnings about, tobacco products; and (ii) all monetary claims relating to future conduct arising out of the use of, or exposure to, tobacco products which have been manufactured in the ordinary course of business.

    RJRT's share of the first payment of $2.4 billion is $163.2 million which was charged to expense in the fourth quarter of 1998 and was paid from general corporate funds. The financial effects of the MSA on RJRT, RJRN and RJRN Holdings are difficult to predict, but the MSA may have a significant negative impact on operating results, cash flows and financial condition in the future. The financial effects depend, among other things, on the impact of increased cigarette prices (needed to cover the cost of these payments), proposed marketing restrictions, increased funding of anti-smoking educational programs, the amount and kind of additional requirements that may be imposed on the industry by state and national legislation and regulation, and the effect on RJRT's payment obligations of such variables as inflation, sales volumes, the level of operating profits and RJRT's competitive position in the industry. The effect of the MSA, if any, on existing claims, or the number and type of additional lawsuits filed against RJRT in the future, is also difficult to predict at this time.

    The MSA becomes effective on the earlier of June 30, 2000 or the date on which final approval of the settlement has been obtained in courts of 80% of the Settling States (both by number and percentage share of the settlement payments due). As of February 19, 1999, final approval had been obtained in 31 of the necessary 42 Settling States having percentage shares equal to 41.7% of the percentage shares of payments due.

    Payments for all tobacco litigation settlement agreements currently in effect will be approximately $1.6 billion in 1999 and will be funded through price increases. Payments in future years will approximate $2.0 billion per year, but these payments will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments.

    As part of the MSA, the tobacco companies agreed to work with tobacco growers to address the possible adverse economic impact on growers of the MSA. RJRT, with the other major manufacturers, has agreed in principle to participate in funding a $5.15 billion trust fund to be administered by the tobacco-growing states. Details of these arrangements are not yet established but it is expected that RJRT's payment obligations will be met over a number of years and will be subject to adjustments for several factors, including inflation, U.S. aggregate cigarette volumes and market share.

    UNION CASES. Although the MSA settled some of the most potentially burdensome healthcare cost recovery actions, many other such cases have been brought by other types of plaintiffs. Approximately 73 lawsuits have been brought by union trust funds against cigarette manufacturers and others in the past two years. The funds seek recovery of payments made by them for medical expenses of their participants-- union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

    The defendants in these actions argue, among other things, the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the injured individual.

    The majority of courts that have decided motions in these union cases support the tobacco defendants position on "remoteness" and have dismissed all or most of the claims against the industry on motions to dismiss. There are a few notable exceptions to this trend. In two such cases that are being scheduled together, LABORERS LOCAL 17 V. PHILIP MORRIS and UNITED FEDERATION OF TEACHERS V. PHILIP MORRIS, a New York federal district court, on March 26, 1998, granted defendants' motions to dismiss state and federal antitrust and unjust enrichment claims but denied motions to dismiss claims asserted under RICO and those based on fraud and breach of special duty. This decision was appealed to the Second Circuit Court of Appeals which heard oral argument on February 4, 1999. Another case, STEAMFITTERS LOCAL UNION 420 V. PHILIP MORRIS, has been appealed to the Third Circuit Court of Appeals and was argued a week prior to the Second Circuit hearing. Also surviving motions to dismiss, NORTHWEST LABORERS V. PHILIP MORRIS, filed in federal court in Washington, was certified as a class action and is currently scheduled for trial in September of 1999.

    The first union case to survive motions to dismiss and go to trial was IRON WORKERS LOCAL NO. 17 V. PHILIP MORRIS. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss-- state and federal RICO and civil conspiracy. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJRN and RJRN Holdings from the case. On March 18, 1999, the jury in this case returned a unanimous verdict for the defendants on all surviving counts.

    OTHER HEALTH-CARE COST RECOVERY AND AGGREGATED CLAIMS PLAINTIFFS. Similar cases have been filed by Native American tribes, five in tribal courts and one putative class action in San Diego Superior Court. Four groups of health care insurers as well as a private entity that purported to self-insure its employee health care programs have also advanced claims similar to those found in the union cost recovery actions. Two of these "insurer" cases, WILLIAMS & DRAKE V. AMERICAN TOBACCO, and REGENCE BLUESHIELD V. PHILIP MORRIS, were dismissed on "remoteness" grounds by federal district courts in Pennsylvania and Washington respectively. Two foreign countries have also brought health-care cost recovery suits in U.S. courts. Other cost recovery suits have been brought by, among others, local governmental jurisdictions, foreign governments, tax payers (on behalf of a governmental jurisdiction), a university and a hospital. Finally, nine actions have been filed against RJRT by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. There have been, to date, no rulings on motions to dismiss these asbestos actions.

    RECENT AND SCHEDULED TRIALS. As of March 19, 1999, there were 13 cases scheduled for trial in 1999 against RJRT alleging injuries relating to tobacco. Two of these cases, in which RJRT is a party, are currently in progress: the ENGLE case in Florida; and NEWCOMB V. R.J. REYNOLDS TOBACCO COMPANY, which is one of four consolidated individual cases being tried together in Memphis, Tennessee. Cases against other tobacco company defendants are also scheduled for trial in 1999 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year as compared to prior years when trials in these cases were less frequent.

    OTHER DEVELOPMENTS. On May 28, 1997, a suit was filed against RJRT in the U.S. District Court for the Northern District of Georgia, FARR V. R.J. REYNOLDS TOBACCO COMPANY, alleging claims under Title VII and the Equal Pay Act. The suit was brought on behalf of female RJRT employees and applicants for employment in the "southeast sales region," seeking equitable relief, back pay and lost benefits, as well as punitive damages, based on allegations that plaintiffs had been denied employment, desirable job assignments, training, promotion and equal pay. On plaintiffs' motion, all class action allegations in this case were dismissed without prejudice in February 1999.

    RJRT is aware of certain grand jury investigations being conducted in New York and Washington, D.C. which relate to the cigarette business. In addition, RJRT received a document subpoena date September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJRT understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJRT is responding to the subpoena.

    On December 22, 1998, a now inactive tobacco subsidiary that was part of Reynolds International's business, Northern Brands International, Inc. ("NBI"), entered into a plea agreement with the United States Attorney for the Northern District of New York. NBI was charged with aiding and abetting certain customers who brought merchandise into the United States "by means of false and fraudulent practices. .. ." NBI agreed to pay a $10 million forfeiture and a $5.2 million fine and special assessment. In the plea agreement, the U.S. Attorney agreed not to bring additional criminal charges in the Northern District against NBI or its corporate affiliates (including RJRN, RJRT and Reynolds International) for actions (from 1985 through 1998) that are related to those that gave rise to the agreement. RJR-MacDonald, Reynolds International's operating company in Canada, is cooperating with an investigation now being conducted by the Royal Canadian Mounted Police relating to the same events that gave rise to the NBI investigation. Management cannot predict whether any other authorities in the United States or Canada will seek to take further actions with regard to these events.

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

    In April 1995, RJRN Holdings was named a potentially responsible party (a "PRP") with certain third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") with respect to a superfund site at which a former subsidiary of RJRN had operations. RJRN has also been named in an insurance coverage suit brought by another company named as a PRP at this site. In this lawsuit, DEL MONTE FRESH PRODUCE V. FIREMEN'S FUND INSURANCE, filed August 13, 1997 in the First Circuit Court of the State of Hawaii, the plaintiff seeks declaratory judgment that it is entitled to insurance coverage for the site or, in the alternative, that RJRN is obligated to indemnify Del Monte under the terms of the agreement by which RJRN sold that company in 1989. The Fireman's Fund Insurance Company has filed a motion for summary judgment that has not yet been heard.

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

                            ------------------------

    Litigation is subject to many uncertainties and it is possible that some of the tobacco-related legal actions, proceedings or claims could be decided against RJRT or its affiliates (including RJRN Holdings and RJRN) or indemnitees. Determinations of liability or adverse rulings against other cigarette manufacturers that are defendants in similar actions, even if such rulings are not final, could adversely affect the litigation against RJRT or its affiliates or indemnitees and could encourage an increase in the number of such claims. There have been a number of political, legislative, regulatory, and other developments relating to the tobacco industry and cigarette smoking that have received wide media attention, including the Master Settlement Agreement referred to above. These developments may negatively affect the outcomes of tobacco-related legal actions and encourage the commencement of additional similar litigation.

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

    For more detailed information about the class action and health care cost recovery suits pending against RJRT and its affiliates and indemnitees, see exhibit 99 to this Form 10-K, a copy of which will be provided free of charge to persons requesting it in writing and addressed to Worldwide Communications, RJR Nabisco Holdings Corp., 1301 Avenue of the Americas, New York, NY 10019 or by phone to 800-RJR-NAB3.

COMMITMENTS

    At December 31, 1998, commitments totalled approximately $800 million, principally for minimum operating leases, the purchase of leaf tobacco inventories and other contractual arrangements.

NOTE 11--FINANCIAL INSTRUMENTS

INTEREST RATE ARRANGEMENTS

    At December 31, 1998, Nabisco had outstanding interest rate caps at an aggregate notional principal amount of $700 million expiring in June 1999 and outstanding interest rate swaps at a notional principal amount of $565 million. These swaps expire as follows: $463 million in 1999; $29 million in 2003; and $73 million in 2004. At December 31, 1997, similar arrangements for $300 million were outstanding.

    In November 1997, Nabisco locked in the value of the anticipated call premium associated with the call option feature included in the $1.0 billion of puttable/callable notes issued in January 1998. This was accomplished by selling $900 million of notional principal call options on the yield to maturity for the applicable U.S. Treasury securities on the applicable puttable/callable date. Nabisco also sold $600 million notional principal amount of U. S. Treasury securities to lock in the anticipated initial interest rates on these notes. These arrangements were settled in January 1998 when the notes were issued.

    The carrying amounts and estimated fair values of interest rate arrangements entered into as of December 31, 1998 and 1997 were as follows:

                                                                          1998                              1997
                                                            --------------------------------  --------------------------------
                                                                  ASSETS/(LIABILITIES)              ASSETS/(LIABILITIES)
                                                            --------------------------------  --------------------------------
                                                             CARRYING VALUE     FAIR VALUE     CARRYING VALUE     FAIR VALUE
                                                            -----------------  -------------  -----------------  -------------
Variable interest rate pay swaps..........................      $      --        $      11        $      --        $      (1)
Interest rate caps........................................      $      --        $      --        $       1        $      --
U.S. Treasury locks.......................................      $      --        $      --        $      --        $      (3)
Written call options......................................      $      --        $      --        $      --        $     (13)

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

    At December 31, 1998 and 1997, RJRN Holdings and its subsidiaries had approximately $279 million and $472 million, respectively, of outstanding foreign exchange contracts with banks in which foreign currencies (primarily the Swiss franc, Spanish peseta, British pound, Finnish markka, Canadian dollar, Italian lira and the German mark) were purchased, and approximately $161 million and $267 million, respectively, of outstanding foreign exchange contracts in which foreign currencies (primarily the Japanese yen, Spanish peseta, Hong Kong dollar, Brazilian real and Indonesian rupiah) were sold. The weighted average maturity of the arrangements outstanding at December 31, 1998 approximated four and one-half months.

    At December 31, 1998 and 1997, the net carrying values and estimated fair values of foreign currency arrangements entered into were as follows:

                                                                      1998
                                                            -------------------------                1997
                                                                                       --------------------------------
                                                              ASSETS/(LIABILITIES)
                                                            -------------------------        ASSETS/(LIABILITIES)
                                                                              FAIR     --------------------------------
                                                            CARRYING VALUE    VALUE     CARRYING VALUE     FAIR VALUE
                                                            --------------  ---------  -----------------  -------------
Forward foreign exchange contracts to purchase foreign
 currencies...............................................       $(3)         $(2)         $       3        $       1
Forward foreign exchange contracts to sell foreign
 currencies...............................................       $(7)         $(10)        $      14        $      15

MARKET AND CREDIT RISK

    The above interest rate and foreign currency arrangements entered into involve, to varying degrees, elements of market risk as a result of potential changes in future interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in future interest rates and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, RJRN Holdings and its subsidiaries may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, RJRN Holdings and its subsidiaries continually monitor their positions and the credit ratings of their counterparties and therefore, do not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

NOTE 12--CAPITAL STOCK AND PAID-IN CAPITAL

    The outstanding capital stock of RJRN Holdings at December 31, 1998 consisted of common stock and ESOP convertible preferred stock (stated value of $16 per share). All classes of preferred stock of RJRN Holdings (150,000,000 shares authorized at December 31, 1998) rank senior to common stock as to dividends and liquidation preferences.

    RJRN Holdings redeemed its Series B preferred stock (12,044 shares issued and outstanding at December 31, 1997) on October 13, 1998, resulting in the redemption of its Series B depositary shares (12,043,940 outstanding at December 31, 1997) at $25 per Series B depositary share plus accrued and unpaid dividends. Each share of Series B preferred stock paid cash dividends of $2,312.50 per share per annum until the shares were redeemed.

    RJRN Holdings and its subsidiaries sponsor a defined contribution plan in which matching contributions to eligible employees are made in the form of ESOP preferred stock. Every five shares of ESOP preferred stock (12,818,967 and 13,714,950 shares issued and outstanding at December 31, 1998 and 1997, respectively) is generally convertible into one share of common stock of RJRN Holdings, and bears cumulative dividends at 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears. The ESOP preferred stock is redeemable at the option of RJRN Holdings on or after April 10, 1999 at an initial redemption price of $16.25 per share. The redemption price declines thereafter to $16 per share on April 10, 2001, plus accrued and unpaid dividends. RJRN Holdings matches $.50 for every pre-tax dollar contributed by each eligible employee, up to a maximum of 6% of the employee's pay. The shares of ESOP preferred stock are allocated to employees at either a floor value of $16 per share or the fair market value of one-fifth of a share of common stock, whichever is higher. Unallocated shares totalled 2,142,175 and 4,182,985 at December 31, 1998 and 1997, respectively. During 1998, 1997 and 1996, approximately $28 million, $32 million and $28 million, respectively, was contributed to the ESOP by RJRN Holdings and approximately $17 million, $18 million and $18 million, respectively, of ESOP dividends were used to service the ESOP's debt to RJRN Holdings that was incurred in connection with the initial formation of the ESOP.

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

    RJRN Holdings' 1990 long-term incentive plan ("LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants to key employees. A maximum of 33,000,000 shares of common stock of RJRN Holdings may be issued under the LTIP. The options granted under the plan generally vest over three years, are exercisable for 10-15 years from date of grant, and are exercisable at a price that is generally the fair market value of the stock at the grant date. As of December 31, 1998, purchase stock, stock options other than incentive stock options, restricted stock and other stock-based grants have been granted under the LTIP.

    Nabisco Holdings' 1994 long-term incentive plan is similar to the LTIP except that stock-based awards are denominated in shares of Class A common stock of Nabisco Holdings.

    The changes in stock options under RJRN Holdings' stock plans are as follows:

                                                 1998                       1997                       1996
                                       -------------------------  -------------------------  -------------------------
                                                      WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE                   EXERCISE
                                         OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                       ------------  -----------  ------------  -----------  ------------  -----------
Balance at beginning of year.........    17,378,041   $   29.54     17,783,323   $   29.54     14,855,935   $   28.40
Options granted......................       657,536       35.78        589,600       32.37      3,792,447       34.57
Options exercised....................      (271,458)      26.37       (396,363)      25.81       (595,112)      25.68
Options cancelled....................      (274,008)      35.87       (598,519)      34.68       (269,947)      31.41
                                       ------------               ------------               ------------
Balance at end of year...............    17,490,111       29.72     17,378,041       29.54     17,783,323       29.54
                                       ------------               ------------               ------------
                                       ------------               ------------               ------------
Exercisable at end of year...........    15,393,538       29.05      5,683,937       31.09      4,618,935       30.46
                                       ------------               ------------               ------------
                                       ------------               ------------               ------------

    The changes in stock options under Nabisco Holdings' stock plan are as follows:

                                                 1998                       1997                       1996
                                       -------------------------  -------------------------  -------------------------
                                                      WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                      EXERCISE                   EXERCISE                   EXERCISE
                                         OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                       ------------  -----------  ------------  -----------  ------------  -----------
Balance at beginning of year.........    14,159,527   $   30.15     11,727,881   $   28.57      8,909,663   $   26.77
Options granted......................     2,830,983       45.51      2,758,500       37.22      3,114,200       33.83
Options exercised....................      (832,534)      27.50             --          --             --          --
Options cancelled....................      (643,735)      38.59       (326,854)      33.13       (295,982)      29.73
                                       ------------               ------------               ------------
Balance at end of year...............    15,514,241       32.75     14,159,527       30.15     11,727,881       28.57
                                       ------------               ------------               ------------
                                       ------------               ------------               ------------
Exercisable at end of year...........     7,805,633       26.67             --          --             --          --
                                       ------------               ------------               ------------
                                       ------------               ------------               ------------

    Additional information at December 31, 1998 with respect to options under RJRN Holdings' and Nabisco Holdings' stock plans is as follows:

                                                                              RJRN           NABISCO
                                                                            HOLDINGS         HOLDINGS
                                                                         ---------------  --------------
Option price range at end of year......................................  $   22.82-52.50  $  24.50-52.88
Shares of common stock available for future grant......................       14,512,688      12,183,572
Weighted-average remaining contractual life of outstanding options at
  end of year..........................................................        9.8 years       9.6 years

    RJRN Holdings and its subsidiaries recognize and measure compensation costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1998, 1997 and 1996, RJRN Holdings' net income (loss) and earnings (loss) per share would have been as follows:

                                                   1998                       1997                        1996
                                         ------------------------  --------------------------  --------------------------
                                         AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                         -----------  -----------  -------------  -----------  -------------  -----------
Net income (loss)......................   $    (577)   $    (602)    $     381     $     354     $     611     $     591
Basic earnings (loss) per share........   $   (1.91)   $   (1.98)    $    1.05     $    0.96     $    1.75     $    1.69
Diluted earnings (loss) per share......   $   (1.91)   $   (1.98)    $    1.03     $    0.94     $    1.74     $    1.68
Weighted-average grant date fair value
  of RJRN Holdings' options granted
  during the year......................          --    $    7.33            --     $    6.79            --     $    7.06
Weighted-average grant date fair value
  of Nabisco Holdings' options granted
  during the year......................          --    $   14.27            --     $   12.55            --     $   11.00

    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                              1998                      1997                      1996
                                                    ------------------------  ------------------------  ------------------------
                                                       RJRN        NABISCO       RJRN        NABISCO       RJRN        NABISCO
                                                     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS     HOLDINGS
                                                    -----------  -----------  -----------  -----------  -----------  -----------
Dividend yield....................................         5.8%         1.7%         5.8%         1.7%         5.3%         1.9%
Expected volatility...............................          31%          23%          31%          23%          29%          24%
Risk-free interest rate...........................         5.8%         5.7%         6.4%         6.6%         6.2%         6.4%
Expected option life (years)......................           5            7            5            7            5            7

    In 1998, RJRN Holdings granted 992,600 shares of restricted stock to eligible employees. These shares may not be disposed of or otherwise transferred during the restricted period, generally three to five years. Restrictions on the stock, net of forfeitures, lapse as follows: 2001--57,123 shares, 2002--57,123 shares, 2003--640,354 shares and thereafter--200,000 shares. The market price of the stock at the grant date was charged to stockholders' equity as unearned compensation and will be subsequently amortized over the periods during which the restrictions lapse. Compensation expense of approximately $6 million was recorded in 1998. The unamortized portion remaining in stockholders' equity at December 31, 1998 was $26 million.

NOTE 14--RETIREMENT BENEFITS

    RJRN and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering most U.S. and certain foreign employees. Additionally, RJRN and its subsidiaries participate in several multi-employer plans, which provide benefits to certain union employees, and defined contribution plans, which provide benefits to certain employees in foreign countries. RJRN also provides certain health and life insurance benefits for retired employees and their dependents. In 1998, RJRN adopted SFAS No. 132. All the information is presented accordingly.

                                                                                                    POSTRETIREMENT
                                                                             PENSION BENEFITS          BENEFITS
                                                                           --------------------  --------------------
AS OF DECEMBER 31                                                            1998       1997       1998       1997
-------------------------------------------------------------------------  ---------  ---------  ---------  ---------
CHANGE IN BENEFIT OBLIGATION
Obligation at beginning of year..........................................  $   4,406  $   3,986  $   1,155  $   1,054
Service cost.............................................................         98         86         14         14
Interest cost............................................................        300        291         76         76
Actuarial loss...........................................................        177        411          3         81
Plan amendments..........................................................         (5)        11         --         --
Currency exchange........................................................        (16)       (34)        (4)        (3)
Benefits paid............................................................       (383)      (345)       (83)       (67)
                                                                           ---------  ---------  ---------  ---------
Obligation at end of year................................................  $   4,577  $   4,406  $   1,161  $   1,155
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year...........................  $   3,787  $   3,523  $      --  $      --
Actual return on plan assets.............................................        362        493         --         --
Employer contributions...................................................        113        110         83         67
Participants' contributions..............................................          2          2         --         --
Currency exchange........................................................        (28)       (18)        --         --
Benefits paid............................................................       (370)      (323)       (83)       (67)
                                                                           ---------  ---------  ---------  ---------
Fair value of plan assets at end of year.................................  $   3,866  $   3,787  $      --  $      --
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
FUNDED STATUS
Funded status............................................................  $    (711) $    (619) $  (1,161) $  (1,155)
Unrecognized transition (asset) obligation...............................          5          4        (26)       (32)
Unrecognized prior service cost..........................................          2          8         --         --
Unrecognized loss........................................................        308        168        175        174
                                                                           ---------  ---------  ---------  ---------
Net amount recognized....................................................  $    (396) $    (439) $  (1,012) $  (1,013)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------
Amounts recognized in the consolidated balance sheets consist of:
  Prepaid benefit cost...................................................  $      69  $      57  $      --  $      --
  Accrued benefit liability..............................................       (502)      (542)    (1,012)    (1,013)
  Intangible asset.......................................................          6         10         --         --
  Accumulated other comprehensive income.................................         31         36         --         --
                                                                           ---------  ---------  ---------  ---------
Net amount recognized....................................................  $    (396) $    (439) $  (1,012) $  (1,013)
                                                                           ---------  ---------  ---------  ---------
                                                                           ---------  ---------  ---------  ---------

    The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3.97 billion, $3.57 billion and $3.16 billion, respectively, as of December 31, 1998 and $3.78 billion, $3.43 billion and $3.13 billion, respectively, as of December 31, 1997.

    The components of net periodic benefit cost are as follows:

                                                                      PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                               -------------------------------  -------------------------------
YEARS ENDED DECEMBER 31                                          1998       1997       1996       1998       1997       1996
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Service cost.................................................  $      98  $      86  $      96  $      14  $      14  $      16
Interest cost................................................        300        291        281         76         76         72
Expected return on plan assets...............................       (330)      (307)      (290)        --         --         --
Amortization of transition asset.............................         --         --         --         (8)        (8)        (8)
Amortization of net loss.....................................         --         --          4          3         --         --
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Net periodic benefit cost....................................  $      68  $      70  $      91  $      85  $      82  $      80
                                                               ---------  ---------  ---------  ---------  ---------  ---------
                                                               ---------  ---------  ---------  ---------  ---------  ---------

    The total expense for all multi-employer and other defined contribution plans was $37 million, $39 million and $42 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    The principal pension and postretirement benefit plans used the following weighted average actuarial assumptions as of December 31:

                                                                                    1998       1997
                                                                                  ---------  ---------
Discount rate...................................................................       6.78%      7.04%
Expected return on plan assets..................................................       9.35%      9.37%
Rate of compensation increase...................................................       4.72%      4.75%

    The assumed health care cost rate is 6.0% in 1998 and 5.5% in 1999, declining to 5% by the year 2000 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                   1-PERCENTAGE-      1-PERCENTAGE-
                                                                  POINT INCREASE     POINT DECREASE
                                                                 -----------------  -----------------
Effect on postretirement benefit cost..........................      $       9          $      (4)
Effect on postretirement benefit obligation....................             67                (61)

NOTE 15--SEGMENT INFORMATION

    The following information is presented in accordance with SFAS No. 131, which was adopted by RJRN Holdings and RJRN in the fourth quarter of 1998.

    RJRN Holdings is a holding company whose subsidiaries are engaged principally in the manufacture, distribution and sale of tobacco products, cookies, crackers, and other food products. RJRN Holdings is organized and reports its results of operations in five operating segments: R.J. Reynolds Tobacco, Reynolds International, Nabisco Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic location.

    R.J. Reynolds Tobacco manufactures, markets and sells cigarettes in the United States. Its largest brands include Doral, Winston, Camel and Salem. Reynolds International operates in over 170 markets around the world. It markets nearly 100 brands of cigarettes of which Winston, Camel and Salem are its international leaders. A portion of Reynolds International's product is made in the United States, with the remainder manufactured in owned or joint venture facilities or through licensing agreements outside the United States. See note 10 for information regarding legislation and other matters affecting the domestic and international cigarette industry.

    RJRN's 80.6%-owned subsidiary, Nabisco Holdings, manufactures and markets cookies, crackers, non-chocolate candy and gum products, nuts and snacks and other specialty products under several brand names in the United States, Canada, Europe, Asia, and Latin America. Nabisco Biscuit manufactures and markets cookies and crackers in the United States. Nabisco Biscuit's leading cookie brands include Oreo, Chips Ahoy!, SnackWell's and Newtons. Its leading cracker brands include Ritz, Premium, Triscuit, Air Crisps and Wheat Thins. The U.S. Foods Group represents Nabisco Holdings' non-biscuit food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, gelatins, non-chocolate candy, gum, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco Holdings' operations outside the United States, primarily in markets in Canada and Latin America and certain markets in Europe, the Middle East, Africa and Asia. Nabisco International primarily produces and markets biscuits, powdered desserts and dry mixes, baking powder, pasta, juices, and milk products in these regions. See note 3 for details of businesses divested and exited.

    The accounting policies of the reportable operating segments are the same as those described in note 1. RJRN Holdings management evaluates the performance of its operating segments based upon ongoing Operating Company Contribution ("OCC"). OCC for each reportable segment is operating income before amortization of trademarks and goodwill, restructuring expenses and other items deemed unusual by management. These items include initial, upfront tobacco settlement and related costs in 1998 and 1997, the net gain on Food businesses divested and exited during 1998 and restructuring related costs in 1998, 1997 and 1996, and are described further in notes 2, 3 and 10.

    See notes 2 and 3 regarding significant non-cash expenses recorded relating to restructurings affecting all operating segments and tobacco settlement and related charges affecting the R.J. Reynolds Tobacco operating segment.

    Net sales from one customer of both the R.J. Reynolds Tobacco and the Nabisco foods operating segments were approximately 11.5% of consolidated net sales for the year ended December 31, 1998.

    SEGMENT PROFIT/(LOSS) AND ASSET INFORMATION:

YEARS ENDED DECEMBER 31                                                              1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Net sales from external customers:
  R.J. Reynolds Tobacco..........................................................  $   5,568  $   4,895  $   4,551
  Reynolds International.........................................................      3,069      3,428      3,623
  Nabisco Biscuit................................................................      3,542      3,545      3,677
  U.S. Foods Group...............................................................      2,334      2,604      2,638
  International Food Group.......................................................      2,524      2,585      2,574
                                                                                   ---------  ---------  ---------
    Consolidated net sales from external customers...............................  $  17,037  $  17,057  $  17,063
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Ongoing OCC:
  R.J. Reynolds Tobacco..........................................................  $   1,620  $   1,510  $   1,450
  Reynolds International.........................................................        468        670        803
  Nabisco Biscuit................................................................        542        691        600
  U.S. Foods Group...............................................................        339        386        379
  International Food Group.......................................................        206        231        248
  Corporate......................................................................        (79)       (70)       (67)
                                                                                   ---------  ---------  ---------
    Consolidated OCC.............................................................  $   3,096  $   3,418  $   3,413
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

Depreciation:
  R.J. Reynolds Tobacco..........................................................  $     130  $     140  $     166
  Reynolds International.........................................................        101         85        100
  Nabisco Biscuit................................................................        146        148        149
  U.S. Foods Group...............................................................         46         49         49
  International Food Group.......................................................         81         80         72
  Corporate......................................................................          2          2          2
                                                                                   ---------  ---------  ---------
    Consolidated depreciation....................................................  $     506  $     504  $     538
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

YEARS ENDED DECEMBER 31                                                              1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Additions to long-lived assets:
  R.J. Reynolds Tobacco..........................................................  $      46  $      57  $      62
  Reynolds International.........................................................        189        314        241
  Nabisco Biscuit................................................................        188        206        190
  U.S. Foods Group...............................................................         49         64         89
  International Food Group.......................................................        103        122        158
  Corporate......................................................................          1         --          1
                                                                                   ---------  ---------  ---------
    Consolidated additions to long-lived assets..................................  $     576  $     763  $     741
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

AS OF DECEMBER 31                                                                    1998       1997
---------------------------------------------------------------------------------  ---------  ---------
Segment assets:
  R.J. Reynolds Tobacco..........................................................  $   1,808  $   2,231
  Reynolds International.........................................................      3,422      3,502
  Nabisco Biscuit................................................................      2,079      2,273
  U.S. Foods Group...............................................................        816      1,116
  International Food Group.......................................................      2,550      2,737
  Unallocated intangibles, net(1)................................................     17,684     18,483
  Corporate......................................................................        533        336
                                                                                   ---------  ---------
    Total segment assets.........................................................  $  28,892  $  30,678
                                                                                   ---------  ---------
                                                                                   ---------  ---------

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 leveraged buyout of RJRN.

    A reconciliation of consolidated OCC to consolidated income (loss) before income taxes is as follows:

YEARS ENDED DECEMBER 31                                                              1998       1997       1996
---------------------------------------------------------------------------------  ---------  ---------  ---------
Ongoing OCC......................................................................  $   3,096  $   3,418  $   3,413
Items excluded from OCC:
  Goodwill and trademark amortization............................................       (629)      (634)      (636)
  Interest and debt expense......................................................       (880)      (912)      (927)
  Other income (expense), net....................................................       (132)      (107)      (126)
  Tobacco settlement and related expenses........................................     (1,442)      (359)        --
  Restructuring expenses and related costs.......................................       (641)      (390)      (525)
  Net gain on divested food businesses...........................................         14         --         --
                                                                                   ---------  ---------  ---------
    Income (loss) before income taxes............................................  $    (614) $   1,016  $   1,199
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    SEGMENT GEOGRAPHIC INFORMATION:

                                                                                                   NET
                                                                     REVENUES               LONG-LIVED ASSETS
                                                          -------------------------------  --------------------
                                                            1998       1997       1996       1998       1997
                                                          ---------  ---------  ---------  ---------  ---------
United States...........................................  $  11,435  $  11,038  $  10,860  $   3,135  $   3,746
Canada..................................................        629        662        675        236        250
Brazil..................................................        543        567        610        179        218
Spain...................................................        454        414        483        116        109
Russia..................................................        310        300        152        266        188
Argentina...............................................        284        308        319        202        199
Japan...................................................        279        311        330          4          4
Germany.................................................        209        204        263        282        265
France..................................................        188        186        246          3          2
Mexico..................................................        122        109         94         33         39
Other foreign countries.................................      2,584      2,958      3,031        842        919
                                                          ---------  ---------  ---------  ---------  ---------
    Total...............................................  $  17,037  $  17,057  $  17,063  $   5,298  $   5,939
                                                          ---------  ---------  ---------  ---------  ---------
                                                          ---------  ---------  ---------  ---------  ---------

NOTE 16--ADDITIONAL INFORMATION

  YEARS ENDED DECEMBER 31                                                                     1998       1997       1996
------------------------------------------------------------------------------------------  ---------  ---------  ---------
  Advertising expense.....................................................................  $     617  $     603  $     544
  Research and development expense........................................................        188        178        191
  Rent expense............................................................................        173        182        167

  AS OF DECEMBER 31                                                                         1998       1997
----------------------------------------------------------------------------------------  ---------  ---------
  Accumulated other comprehensive income (loss):
      Cumulative translation adjustment.................................................  $    (441) $    (391)
      Minimum pension liability.........................................................        (19)       (22)
                                                                                          ---------  ---------
        Total accumulated other comprehensive income (loss).............................  $    (460) $    (413)
                                                                                          ---------  ---------
                                                                                          ---------  ---------

    Total comprehensive income (loss) for RJRN for the years ended December 31, 1998, 1997 and 1996 was $(563) million, $253 million and $617 million, respectively. Other comprehensive income includes cumulative translation and minimum pension liability adjustments for all periods.

NOTE 17--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                               ---------  ---------  ---------  ---------
1998(1)
  Net sales..................................................................  $   3,947  $   4,292  $   4,328  $   4,470
  Operating income (loss)....................................................        262         73        582       (519)
  Income (loss) before extraordinary item....................................        (20)      (130)       158       (585)
  Net income (loss)..........................................................        (20)      (130)       158       (585)
  Per share data:(3)
    Basic income (loss) per share before extraordinary item..................  $    (.10) $    (.44) $     .45  $   (1.83)
    Diluted income (loss) per share before extraordinary item................       (.10)      (.44)       .45      (1.83)
    Common stock dividends declared..........................................      .5125      .5125      .5125      .5125
    Market price of common stock
      --high.................................................................  $ 38 1/16  $ 31 5/16  $  27 3/8  $31 15/16
      --low..................................................................         30     23 1/2    21 5/16         24
      --close................................................................    31 5/16     23 3/4    25 3/16   29 11/16

                                                                                 FIRST     SECOND      THIRD     FOURTH
                                                                               ---------  ---------  ---------  ---------
1997(2)
  Net sales..................................................................  $   3,779  $   4,286  $   4,409  $   4,583
  Operating income...........................................................        653        716        484        182
  Income (loss) before extraordinary item....................................        213        243        122       (176)
  Net income (loss)..........................................................        213        243        122       (197)
  Per share data:(3)
    Basic income (loss) per share before extraordinary item..................  $     .62  $     .72  $     .34  $    (.58)
    Diluted income (loss) per share before extraordinary item................        .62        .71        .34       (.58)
    Common stock dividends declared..........................................      .5125      .5125      .5125      .5125
    Market price of common stock
      --high.................................................................  $  38 7/8  $  36 1/2  $  36 1/8  $37 15/16
      --low..................................................................     30 5/8         27    29 9/16     29 7/8
      --close................................................................     32 1/4         33     34 3/8     37 1/2

--------------------------

(1) The first quarter of 1998 includes $312 million ($199 million after-tax) related to the agreements reached by RJRT with the state of Minnesota and Blue Cross and Blue Shield of Minnesota, as well as other settlement related costs.

   The second quarter of 1998 includes restructuring and related expenses of $412 million ($219 million after-tax, net of minority interest) related to the food business and $145 million ($97 million after-tax) of additional tobacco settlement charges relating to certain prior state settlement agreements.

   The fourth quarter of 1998 includes $159 million ($93 million after-tax, net of minority interest) of restructuring and related expenses related to the food business, $55 million (no income tax benefit) of net restructuring expenses related to the international tobacco business and $985 million ($632 million after-tax) of tobacco settlement and related charges relating to the domestic tobacco business.

(2) The third quarter of 1997 includes $219 million ($133 million after-tax) related to the settlement agreements reached by RJRT with the Florida and Mississippi state attorneys general and in certain class action cases.

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

NOTE 18--SUBSEQUENT EVENTS

    On March 9, 1999, RJRN and RJRT entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). Under the terms of the agreement, Japan Tobacco will acquire substantially all of the business including intellectual property rights of Reynolds International, including the international rights to the Camel, Winston and Salem brand names. Proceeds from the sale will be used to reduce debt and for general corporate purposes, which is expected to substantially strengthen the financial position of RJRT. The sale is subject to certain regulatory conditions and receipt of certain consents from RJRN's bondholders.

    Also on March 9, 1999, RJRN Holdings announced that its board of directors had approved a plan to separate the domestic tobacco business conducted by RJRT, from the food business conducted by operating subsidiaries of Nabisco Holdings. Under the plan, the separation of the businesses will be accomplished by a tax-free spin-off to RJRN Holdings shareholders of shares in the domestic tobacco business.

    Upon completion of the spin-off, RJRN Holdings will be renamed Nabisco Group Holdings and continue to exist as a holding company, owning 80.5% of Nabisco Holdings. The re-named Nabisco Group Holdings and Nabisco Holdings will each continue to trade as separate companies on the New York Stock Exchange and shares of tobacco company stock will also trade separately. The separation is subject to final board approval and bondholder consent and is expected to occur following completion of the sale of the international tobacco business.

    The unaudited pro forma information below reflects adjustments to the historical results of operations and financial condition of RJRN Holdings and RJRN. The unaudited pro forma balance sheet gives effect to the following transactions as if they occurred on December 31, 1998, as applicable: (i) the sale of Reynolds International and application of the net proceeds to reduce debt and for general corporate purposes; (ii) the issuance of new debt by RJRN;
(iii) the dividend of Nabisco Holdings from RJRN to RJRN Holdings; and (iv) the spin-off of RJRN to RJRN Holdings' shareholders. The unaudited pro forma income statement gives effect to the above transactions and the adjustment to selling, advertising, administrative and general expenses to reflect the estimated level of RJRN's administrative expenses after the completion of the RJRN spin-off, as if the transactions occurred on January 1, 1998. No adjustment has been made for one-time or non-recurring items in the unaudited pro forma income statement.

    Management believes that the assumptions used provide a reasonable basis on which to present the pro forma consolidated financial data based on transactions and events that are currently probable to occur. THE UNAUDITED PRO FORMA FINANCIAL STATEMENTS OF RJRN HOLDINGS AND RJRN ARE PROVIDED FOR INFORMATIONAL PURPOSES ONLY AND SHOULD NOT BE CONSTRUED TO BE INDICATIVE OF THE RESULTS OF OPERATIONS OR FINANCIAL POSITION HAD THE TRANSACTIONS AND EVENTS DESCRIBED ABOVE BEEN CONSUMMATED ON THE DATES ASSUMED AND DO NOT PROJECT THE RESULTS OF OPERATIONS OR FINANCIAL POSITION FOR ANY FUTURE DATE OR PERIOD.

                                                                                             DECEMBER 31, 1998
                                                                                         -------------------------
                                                                                         RJRN HOLDINGS     RJRN
                                                                                         --------------  ---------
                                                                                                (UNAUDITED)
ASSETS
Cash and cash equivalents..............................................................    $      173    $     298
Accounts and other receivables, net....................................................           522          163
Inventories............................................................................           753          529
Prepaid expenses and excise taxes......................................................            70          411
                                                                                              -------    ---------
      Total current assets.............................................................         1,518        1,401
                                                                                              -------    ---------
Property, plant and equipment, net.....................................................         2,947        1,115
Trademarks, net........................................................................         3,368        3,176
Goodwill, net..........................................................................         3,182        7,844
Other assets and deferred charges......................................................            82          125
                                                                                              -------    ---------
      Total assets.....................................................................    $   11,097    $  13,661
                                                                                              -------    ---------
                                                                                              -------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings..................................................................    $       68    $      28
Accounts payable and accrued liabilities...............................................         1,638        1,527
Current maturities of long-term debt...................................................           118           --
Income taxes accrued...................................................................            20          165
                                                                                              -------    ---------
      Total current liabilities........................................................         1,844        1,720
                                                                                              -------    ---------
Long-term debt (less current maturities)...............................................         3,619        1,435
Minority interest in Nabisco Holdings..................................................           752           --
Other noncurrent liabilities...........................................................           704        1,349
Deferred income taxes..................................................................         1,271        1,457
Total stockholders' equity.............................................................         2,907        7,700
                                                                                              -------    ---------
      Total liabilities and stockholders' equity.......................................    $   11,097    $  13,661
                                                                                              -------    ---------
                                                                                              -------    ---------


                                                                                          YEAR ENDED DECEMBER 31,
                                                                                                   1998
                                                                                         -------------------------
                                                                                         RJRN HOLDINGS     RJRN
                                                                                         --------------  ---------
                                                                                                (UNAUDITED)
Net sales..........................................................................     $   8,400     $   5,716
Costs and expenses.................................................................         7,366         5,514
Amortization of trademarks and goodwill............................................           221           366
Restructuring expense..............................................................           530            --
                                                                                           ------     ---------
      Operating income (loss)......................................................           283          (164)
Interest expense and other income (expense), net...................................          (325)         (124)
Income tax provision (benefit).....................................................            36           (23)
Minority interest..................................................................            14            --
                                                                                           ------     ---------
      Loss from continuing operations..............................................     $     (64)    $    (265)
                                                                                           ------     ---------
                                                                                           ------     ---------

    Costs and expenses for RJRN include $1.442 billion of tobacco settlement and related costs. See notes 3 and 10 for further discussion.

                          ----------------------------

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                   1998           1997           1996
--------------------------------------------------------------------  -------------  -------------  -------------
Interest and debt expense...........................................    $    (108)     $     (98)     $     (98)
Other income (expense), net.........................................            2              7              6
                                                                      -------------  -------------  -------------
      Loss before income taxes......................................         (106)           (91)           (92)
Benefit for income taxes............................................          (42)           (36)           (34)
                                                                      -------------  -------------  -------------
      Loss before equity in income (loss) from subsidiaries.........          (64)           (55)           (58)
Equity in income (loss) from subsidiaries, net of income taxes......         (513)           457            669
                                                                      -------------  -------------  -------------
      Income (loss) before extraordinary item.......................         (577)           402            611
Extraordinary item--loss on early extinguishment of debt of
  subsidiary, net of income taxes...................................           --            (21)            --
                                                                      -------------  -------------  -------------
Net income (loss)...................................................         (577)           381            611
                                                                      -------------  -------------  -------------
Equity in other comprehensive income (loss) of subsidiaries:
      Foreign currency translation adjustments......................          (50)          (170)           (45)
      Minimum pension liability adjustments.........................            3            (10)            (4)
                                                                      -------------  -------------  -------------
Equity in other comprehensive income (loss) of subsidiaries.........          (47)          (180)           (49)
                                                                      -------------  -------------  -------------
Comprehensive income (loss).........................................    $    (624)     $     201      $     562
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                   1998           1997           1996
--------------------------------------------------------------------  -------------  -------------  -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).................................................    $    (577)     $     381      $     611
                                                                      -------------  -------------  -------------
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Deferred income tax provision (benefit).........................           --              1             (6)
    Extraordinary item..............................................           --             43             --
    Equity in income (loss) from subsidiaries,
      net of income taxes...........................................          513           (457)          (669)
    Dividends received from subsidiary..............................          607            834          1,108
    Other, net......................................................          (20)            16             (2)
                                                                      -------------  -------------  -------------
        Total adjustments...........................................        1,100            437            431
                                                                      -------------  -------------  -------------
    Net cash flows from operating activities........................          523            818          1,042
                                                                      -------------  -------------  -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of junior subordinated debentures..........          385             --             --
  Redemption of Series B preferred stock............................         (301)            --             --
  Repurchase of common stock........................................           --             --           (100)
  Dividends paid on common and preferred stock......................         (706)          (721)          (686)
  Other, net--primarily intercompany transfers and payments.........          100            (98)          (257)
                                                                      -------------  -------------  -------------
    Net cash flows used in financing activities.....................         (522)          (819)        (1,043)
                                                                      -------------  -------------  -------------
    Net change in cash and cash equivalents.........................            1             (1)            (1)
Cash and cash equivalents at beginning of period....................           --              1              2
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of period..........................    $       1      $      --      $       1
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                              1998           1997
-----------------------------------------------------------------------------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents........................................................    $       1      $      --
  Accounts and notes receivable, net...............................................           16              4
                                                                                     -------------  -------------
        TOTAL CURRENT ASSETS.......................................................           17              4
                                                                                     -------------  -------------
Investment in subsidiaries.........................................................        9,937         11,115
Other assets.......................................................................           12             17
                                                                                     -------------  -------------
                                                                                       $   9,966      $  11,136
                                                                                     -------------  -------------
                                                                                     -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities.........................................    $     191      $     178
  Income taxes accrued.............................................................            7             33
                                                                                     -------------  -------------
        TOTAL CURRENT LIABILITIES..................................................          198            211
                                                                                     -------------  -------------
Intercompany payable, net..........................................................          322            229
Other noncurrent liabilities.......................................................           --             18
Deferred income taxes..............................................................           64             64
Junior subordinated debentures.....................................................        1,368            983
Commitments and contingencies (note D)

Stockholders' equity:
  Preferred stock..................................................................          205            520
  Common stock--(1998--328,385,148 shares issued, 1997--327,158,090 shares
    issued)........................................................................            3              3
  Paid-in capital..................................................................        9,004          9,690
  Retained earnings (accumulated deficit)..........................................         (577)            --

  Accumulated other comprehensive income:
    Cumulative translation adjustments.............................................         (441)          (391)
    Minimum pension liability......................................................          (19)           (22)
                                                                                     -------------  -------------
    Accumulated other comprehensive income.........................................         (460)          (413)
                                                                                     -------------  -------------
  Treasury stock, at cost..........................................................         (100)          (100)
  Other stockholders' equity.......................................................          (61)           (69)
                                                                                     -------------  -------------
        TOTAL STOCKHOLDERS' EQUITY.................................................        8,014          9,631
                                                                                     -------------  -------------
                                                                                       $   9,966      $  11,136
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                           RJR NABISCO HOLDINGS CORP.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--BASIS OF PRESENTATION

    Certain prior years' amounts have been reclassified to conform to the 1998 presentation.

    See note 18 to the consolidated financial statements regarding the pending sale by RJRN and RJRT of the international tobacco business and the separation of the domestic tobacco and food businesses.

NOTE B--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 9 to the consolidated financial statements.

NOTE C--JUNIOR SUBORDINATED DEBENTURES

    See note 9 to the consolidated financial statements for information regarding the issuance of the junior subordinated debentures.

    RJRN Holdings' obligations under the junior subordinated debentures are unsecured and subordinate to all senior indebtedness of RJRN Holdings, but junior to all future stock issuances and stock guarantees. As of December 31, 1998, RJRN Holdings had no senior indebtedness other than its guarantee of RJRN's obligations under RJRN's credit agreements. RJRN Holdings guarantees all distributions made by its subsidiary trusts, subordinate to any distributions to any senior debenture holders and junior subordinated debenture holders.

    Interest on the junior subordinated debentures is payable quarterly in arrears. The junior subordinated debentures may be redeemed by RJRN Holdings on or after August 19, 1998 and September 30, 2003 and mature in December 2044 and September 2047. Covenants applicable to the junior subordinated debentures limit RJRN Holdings' ability to enter into certain capital stock transactions, among other things, if RJRN Holdings is in default of any payments or guarantees with respect to the junior subordinated debentures.

NOTE D--COMMITMENTS AND CONTINGENCIES

    RJRN Holdings has guaranteed the indebtedness of RJRN under RJRN's credit facilities.

    For disclosure of additional contingent liabilities and commitments, see note 10 to the consolidated financial statements.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                               1998       1997       1996
----------------------------------------------------------------------------------  ---------  ---------  ---------
Administrative expenses...........................................................  $     (11) $      (5) $      (5)
Interest and debt expense.........................................................       (426)      (433)      (454)
Other income, net.................................................................        923        942        956
                                                                                    ---------  ---------  ---------
      Income before income taxes..................................................        486        504        497
Provision for income taxes........................................................        130        173        169
                                                                                    ---------  ---------  ---------
Income before equity in income from subsidiaries..................................        356        331        328
Equity in income (loss) from subsidiaries, net of income taxes....................       (872)       123        338
                                                                                    ---------  ---------  ---------
      Income (loss) before extraordinary item.....................................       (516)       454        666
Extraordinary item-loss on early extinguishment of debt of a subsidiary, net of
  income taxes and minority interest..............................................         --        (21)        --
                                                                                    ---------  ---------  ---------
Net income (loss).................................................................       (516)       433        666
                                                                                    ---------  ---------  ---------
Other comprehensive income (loss):
      Equity in other comprehensive income of
        subsidiaries..............................................................        (37)      (202)       (71)
      Foreign currency translation adjustments....................................        (11)        22         23
      Minimum pension liability adjustments.......................................          1         --         (1)
                                                                                    ---------  ---------  ---------
Other comprehensive income (loss).................................................        (47)      (180)       (49)
                                                                                    ---------  ---------  ---------
Comprehensive income (loss).......................................................  $    (563) $     253  $     617
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                                                 1998       1997       1996
------------------------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................  $    (516) $     433  $     666
                                                                                      ---------  ---------  ---------
  Adjustments to reconcile net income (loss) to net cash flows from operating activities:
    Deferred income tax provision (benefit).........................................        (31)         7         (8)
    Extraordinary item..............................................................         --         43         --
    Equity in income (loss) from subsidiaries,
      net of income taxes...........................................................        872       (123)      (338)
    Dividends received from subsidiary..............................................        149        141        125
    Other, net......................................................................       (101)         1         20
                                                                                      ---------  ---------  ---------
        Total adjustments...........................................................        889         69       (201)
                                                                                      ---------  ---------  ---------
    Net cash flows from operating activities........................................        373        502        465
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures..............................................................         (1)        --         (1)
                                                                                      ---------  ---------  ---------
    Net cash flows used in investing activities.....................................         (1)        --         (1)
                                                                                      ---------  ---------  ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................         --        345         --
  Repayments of long-term debt......................................................        (68)       (28)      (118)
  Increase (decrease) in short-term borrowings......................................         33       (295)        53
  Dividends paid to parent..........................................................       (607)      (834)    (1,108)
  Other, net--primarily intercompany transfers and payments.........................        170        437        717
                                                                                      ---------  ---------  ---------
    Net cash flows used in financing activities.....................................       (472)      (375)      (456)
                                                                                      ---------  ---------  ---------
    Net change in cash and cash equivalents.........................................       (100)       127          8
Cash and cash equivalents at beginning of period....................................        140         13          5
                                                                                      ---------  ---------  ---------
Cash and cash equivalents at end of period..........................................  $      40  $     140  $      13
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                                                     1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $      40  $     140
  Accounts and notes receivable.............................................................         37         40
  Prepaid expenses..........................................................................          8          6
                                                                                              ---------  ---------
        TOTAL CURRENT ASSETS................................................................         85        186
                                                                                              ---------  ---------
Intercompany receivable, net................................................................     10,637     10,802
Investment in subsidiaries..................................................................      4,736      5,815
Property, plant and equipment, net..........................................................          3          5
Other assets................................................................................         84         56
                                                                                              ---------  ---------
                                                                                              $  15,545  $  16,864
                                                                                              ---------  ---------
                                                                                              ---------  ---------
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................................................  $     160  $     171
  Current maturities of long-term debt......................................................         62         --
  Income taxes accrued......................................................................          5         42
                                                                                              ---------  ---------
        TOTAL CURRENT LIABILITIES...........................................................        227        213
                                                                                              ---------  ---------
Long-term debt (less current maturities)....................................................      4,861      4,944
Other noncurrent liabilities................................................................         44         54
Deferred income taxes.......................................................................        527        574
Commitments and contingencies (note C)
Stockholder's equity:
  Paid-in capital...........................................................................     10,862     11,492
  Retained earnings (accumulated deficit)...................................................       (516)        --
  Accumulated other comprehensive income:
    Cumulative translation adjustments......................................................       (441)      (391)
    Minimum pension liability...............................................................        (19)       (22)
                                                                                              ---------  ---------
    Accumulated other comprehensive income..................................................       (460)      (413)
                                                                                              ---------  ---------
        TOTAL STOCKHOLDER'S EQUITY..........................................................      9,886     11,079
                                                                                              ---------  ---------
                                                                                              $  15,545  $  16,864
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                               RJR NABISCO, INC.
          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--BASIS OF PRESENTATION

    Certain prior years' amounts have been reclassified to conform to the 1998 presentation.

    See note 18 to the consolidated financial statements regarding the pending sale by RJRN and RJRT of the international tobacco business and the separation of the domestic tobacco and food businesses.

NOTE B--SUPPLEMENTAL CASH FLOWS INFORMATION

    For information regarding certain non-cash financing activities, see note 9 to the consolidated financial statements.

NOTE C--COMMITMENTS AND CONTINGENCIES

    RJRN has guaranteed most of the indebtedness of its international tobacco subsidiaries. Japan Tobacco has covenanted to use commercially reasonable efforts to effect the release of these guarantees. For disclosure of contingent liabilities and commitments, see note 10 to the consolidated financial statements.

                            ------------------------

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------

   *3.1(a)   Composite of the Amended and Restated Certificate of Incorporation of RJR Nabisco Holdings Corp. as
             amended to and including December 16, 1998.

    3.1(b)   Certificate of Retirement of certain shares of Series B Cumulative Preferred Stock, filed October 11,
             1995 (incorporated by reference to Exhibit 3.1(m) of the Registrants' Annual Report on Form 10-K for
             the fiscal year ended December 31, 1995, File No.'s I-10215 and I-6388, filed on February 22, 1996
             (the "1995 Form 10-K")).

   *3.1(c)   Certificate of Retirement of Remaining Shares of Series B Cumulative Preferred Stock of RJR Nabisco
             Holdings, dated December 16, 1998.

   *3.1(d)   Certificate of Retirement of Series C Conversion Preferred Stock of RJR Nabisco Holdings, dated
             December 16, 1998.

   *3.2      By-Laws of RJR Nabisco Holdings Corp. as Amended Effective November 11, 1998.

    3.3      A composite of the Certificate of Incorporation of RJR Nabisco, Inc., as amended to May 13, 1994
             (incorporated by reference to Exhibit 3.3(d) of the Registrants' Annual Report on Form 10-K for the
             fiscal year ended December 31, 1994, File No.'s I- 10215 and I-6388 filed on February 23, 1995 (the
             "1994 Form 10- K")).

    3.4      By-Laws of RJR Nabisco, Inc. as Amended Effective December 15, 1997 (incorporated by reference to
             Exhibit 3.4 of the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31,
             1997, File No.'s I-10215 and I-6388, filed on March 27, 1997 (the "1997 Form 10-K")).

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

    4.8      Form of Second Supplemental Indenture to the TOPrS Indenture (incorporated by reference to Exhibit
             4.3 to the Registration Statement on Form S-3 of RJR Nabisco Holdings Corp. and RJR Nabisco Holdings
             Capital Trusts II-IV, File No. 333-60811, filed on August 6, 1998 (the "TOPrS II-VI Registration
             Statement")).

EXHIBIT NO.
-----------
    4.9      Form of Amended and Restated Declaration of Trust of RJR Nabisco Holdings Capital Trust II
             (incorporated by reference to Exhibit 4.5 to the TOPrS II-VI Registration Statement).

    4.10     Form of Preferred Security of RJR Nabisco Holdings Capital Trust II (included in Exhibit 4.9 above).

    4.11     Form of Junior Subordinated Debenture (included in Exhibit 4.8 above).

    4.12     Form of Guarantee Agreement with respect to Preferred Securities between RJR Nabisco Holdings Corp.
             and the Bank of New York as the Guarantee Trustee (incorporated by reference to Exhibit 4.15 to the
             TOPrS II-VI Registration Statement).

    4.13     Indenture, dated as of June 5, 1995, between Nabisco, Inc. and Citibank, N.A., (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-4 of Nabisco,
             Inc., Registration No. 33-90224, filed March 29, 1995).

    4.14     Agreement of Resignation, Appointment and Acceptance, dated as of July 27, 1998, by and among RJR
             Nabisco, Inc., Citibank, N.A. and The Bank of New York in connection with the Amended and Restated
             Indenture, dated as of July 24, 1995, between RJR Nabisco, Inc. and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998, filed August 14, 1998 (the "Second Quarter 1998 Form 10-Q")).

    4.15     The Registrants agree to furnish copies of any instrument defining the rights of holders of long-term debt of the Registrants and their consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrants and their consolidated subsidiaries to the Commission upon request.

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

EXHIBIT NO.
-----------
   10.7      Fourth Amendment to the 364 Day Credit Agreement, dated as of April 4, 1997 (incorporated by reference to Exhibit 10.6 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, filed August 8, 1997 (the "Second Quarter 1997 Form 10-Q")).

   10.8      Third Amendment to the Three Year Credit Agreement and Fifth Amendment to the 364 Day Credit
             Agreement, dated as of September 29, 1997 (incorporated by reference to Exhibit 10.1 to the
             Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997, filed
             November 5, 1997 (the "Third Quarter 1997 Form 10-Q")).

   10.9      Fourth Amendment to the Three Year Credit Agreement and Sixth Amendment to the 364 Day Credit
             Agreement, dated as of December 5, 1997 (incorporated by reference to Exhibit 10.9 to the 1997 Form
             10-K).

   10.10     Fifth Amendment to the Three Year Credit Agreement and Seventh Amendment to the 364 Day Credit
             Agreement, dated as of February 13, 1998 (incorporated by reference to Exhibit 10.10 to the 1997 Form
             10-K).

   10.11     Eighth Amendment to the 364 Day Credit Agreement, dated as of April 2, 1998 (incorporated by reference to Exhibit 10.1 to the Second Quarter 1998 Form 10-Q).

   10.12     Sixth Amendment to the Three Year Credit Agreement and Ninth Amendment to the 364 Day Credit
             Agreement, dated as of June 8, 1998 (incorporated by reference to Exhibit 10.2 to the Second Quarter
             1998 Form 10-Q).

   10.13     Seventh Amendment to the Three Year Credit Agreement and Tenth Amendment to the 364 Day Credit
             Agreement, dated as of August 14, 1998 (incorporated by reference to Exhibit 10.1 to the Registrants'
             Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998, filed November 12,
             1998 (the "Third Quarter 1998 Form 10-Q")).

  *10.14     Eighth Amendment to the Three Year Credit Agreement and Eleventh Amendment to the 364 Day Credit
             Agreement, dated as of December 18, 1998.

   10.15     Credit Agreement (the "Five Year Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco, Inc., as Borrower, Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing Agents, and various lending institutions (incorporated by reference to Exhibit 10.7 to the 1996 Form 10-K).

   10.16     Credit Agreement (the "364 Day Nabisco Credit Agreement"), dated as of October 31, 1996, among
             Nabisco, Inc., as Borrower, Nabisco Holdings Corp., as Guarantor, Bankers Trust Company, The Chase
             Manhattan Bank, Citibank, N.A. and The Fuji Bank, Limited, as Senior Managing Agents, and various lending institutions (incorporated by reference to Exhibit 10.8 to the 1996 Form 10-K).

   10.17     First Amendment to the 364 Day Nabisco Credit Agreement, dated as of September 18, 1997 (incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K).

   10.18     First Amendment to the Five Year Nabisco Credit Agreement and Second Amendment to the 364 Day Nabisco
             Credit Agreement, dated as of May 19, 1998 (incorporated by reference to Exhibit 10.3 to the Second
             Quarter 1998 Form 10-Q).

   10.19     Third Amendment to the 364 Day Credit Agreement, dated as of September 25, 1998 (incorporated by reference to Exhibit 10.1 to the Nabisco Holdings Corp. and Nabisco, Inc. Quarterly Report on Form
             10-Q for the fiscal quarter ended September 30, 1998, filed November 12, 1998).

EXHIBIT NO.
-----------
  *10.20     Purchase Agreement dated March 9, 1999 among R.J. Reynolds Tobacco Company, RJR Nabisco, Inc. and
             Japan Tobacco Inc.

   10.21     RJR Nabisco, Inc. Annual Incentive Award Plan, as amended and restated effective January 1, 1997
             (incorporated by reference to Exhibit 10.2 of the Third Quarter 1997 Form 10-Q).

   10.21     RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan as amended and restated effective April 16,
             1997 (incorporated by reference to Exhibit 10.1 of the Second Quarter 1997 Form 10-Q).

   10.22     Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997 (incorporated by reference to Exhibit 10.2 of the Second Quarter
             1997 Form 10-Q).

   10.23     Form of Deferred Stock Unit Agreement, dated May 13, 1998, between various unnamed grantees and RJR
             Nabisco Holdings Corp. in connection with the Equity Incentive Award Plan for Directors and Key
             Employees of RJR Nabisco Holdings Corp. and Subsidiaries (incorporated by reference to Exhibit 10.4 to the Second Quarter 1998 Form 10-Q).

   10.24     Form of Stock Option Agreement, dated May 13, 1998, between various unnamed optionees and RJR Nabisco
             Holdings Corp. in connection with the Equity Incentive Award Plan for Directors and Key Employees of
             RJR Nabisco Holdings Corp. and Subsidiaries (incorporated by reference to Exhibit 10.5 to the Second
             Quarter 1998 Form 10-Q).

   10.25     Retention Trust Agreement, dated May 13, 1998 by and between RJR Nabisco, Inc. and Wachovia Bank,
             N.A. (incorporated by reference to Exhibit 10.6 to the Second Quarter 1998 Form 10-Q).

   10.26     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997 (incorporated by reference to Exhibit 10.3 of the Second
             Quarter 1997 Form 10-Q).

   10.27     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1997 grant-1 year period) dated as of February 28, 1997 (incorporated by reference to Exhibit 10.4 of the Second Quarter 1997 Form 10-Q).

   10.28     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1998 grant--1 year period) dated as of February 6, 1998 (incorporated by reference to Exhibit 10.3 to the Registrants' Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, filed
             May 15, 1998 (the "First Quarter 1998 Form 10-Q")).

   10.29     Form of Restricted Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of June 16, 1997 (incorporated by reference to Exhibit 10.5 of the Second Quarter
             1997 Form 10-Q).

   10.30     Intentionally left blank

   10.31     Form of Performance Appreciation Right Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.2 of the First Quarter 1997 Form 10-Q).

   10.32     Form of Performance Appreciation Right Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1998 Grant) (incorporated by reference to Exhibit 10.8 to the First Quarter 1998 Form
             10-Q).

   10.33     Restricted Stock Unit Agreement dated March 24, 1997 between RJR Nabisco Holdings Corp. and David B.
             Rickard (incorporated by reference to Exhibit 10.3 of the First Quarter 1997 Form 10-Q).

EXHIBIT NO.
-----------
   10.34     Form of Performance Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein
             (1996; three-year period) (incorporated by reference to Exhibit 10.2 of the Registrants' Quarterly
             Report on Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 1, 1996 (the "First
             Quarter 1996 Form 10-Q")).

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

   10.38     Amendment to Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (1996 grant-insider) (incorporated by reference to Exhibit 10.5 to the Second
             Quarter 1996 Form 10-Q).

   10.39     Retirement Trust Agreement, made as of October 12, 1988, between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.6 to the Registration Statement on
             Form S-4 of RJR Holdings Corp. and RJR Holdings Group, Inc., Registration No. 33-27894, filed April
             5, 1989, as amended (the "Form S-4, Registration No. 33-27894")).

   10.40     Trust Agreement between RJR Nabisco, Inc. and Wachovia Bank and Trust Company, N.A., Trustee, dated
             January 27, 1989 (incorporated by reference to Exhibit 10(d)(iv) to the Registrants' Annual Report on
             Form 10-K for the fiscal year ended December 31, 1988, filed March 9, 1989 (the "1988 Form 10-K")).

   10.41     Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR Nabisco, Inc. and
             Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.18 to the Form S-4,
             Registration No. 33-27894).

   10.42(a)  Amendment No. 1 to Master Trust Agreement, dated January 27, 1989 (incorporated by reference to
             Exhibit 10(g)(ii) to the 1988 Form 10-K).

   10.42(b)  Amendment No. 2 to Master Trust Agreement, dated January 27,1989 (incorporated by reference to
             Exhibit 10(g)(iii) to the 1988 Form 10-K).

   10.43     Excess Benefit Master Trust Agreement, as amended and restated as of October 12, 1988, between RJR
             Nabisco, Inc. and Wachovia Bank and Trust Company, N.A. (incorporated by reference to Exhibit 10.21 to the Form S-4, Registration No. 33-27894).

   10.44     Amendment No. 1 to Excess Benefit Master Trust Agreement, dated January 27, 1989 (incorporated by reference to Exhibit 10(h)(ii) to the 1988 Form 10-K).

   10.45     RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as amended on July 21, 1988 (incorporated by reference to Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

   10.46(a)  Amendment to Supplemental Executive Retirement Plan, dated November 23, 1988 (incorporated by reference to Exhibit 10(m)(ii) to the 1988 Form 10-K).

   10.46(b)  Amendment No. 2 to Supplemental Executive Retirement Plan, dated January 27, 1989 (incorporated by reference to Exhibit 10(m)(iii) to the 1988 Form 10-K).

EXHIBIT NO.
-----------
   10.46(c)  Amendment to Supplemental Executive Retirement Plan, dated April 10, 1993 (incorporated by reference to the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File
             No.'s I- 10215 and I-6388 filed on February 24, 1994 (the "1993 Form 10-K")).

   10.47     Amended and Restated Employment Agreement (dated June 1, 1996) by and between R.J. Reynolds
             International B.V. and Pierre de Labouchere (incorporated by reference to Exhibit 10.1 to the
             Registrants' Quarterly Report on Form 10-Q for the Third Quarter ended September 30, 1996, filed
             November 1, 1996 (the "Third Quarter 1996 Form 10-Q")).

             Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and James M. Kilts, dated as of January 2, 1998 (incorporated by reference to Exhibit 10.6 to the First Quarter 1998 Form 10-Q).

   10.48     Engagement Agreement (dated March 3, 1995) between RJR Nabisco Holdings Corp. and Steven F. Goldstone
             (incorporated by reference to Exhibit 10.38 of the 1995 Form 10-K).

   10.49     Amended and Restated Employment Agreement (dated December 5,1995) by and among RJR Nabisco Holdings
             Corp., and RJR Nabisco, Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.40 of the 1995 Form 10-K).

   10.50     Contingent Performance Share Agreement (dated December 5, 1995) between RJR Nabisco Holdings Corp.
             and Steven F. Goldstone (incorporated by reference to Exhibit 10.42 of the 1995 Form 10-K).

   10.51     Secured Promissory Note (dated December 5, 1995) of Steven F. Goldstone in favor of RJR Nabisco
             Holdings Corp. (incorporated by reference to Exhibit 10.43 of the 1995 Form 10-K).

   10.52     Secured Promissory Note (dated May 15, 1996) of Steven F. Goldstone in favor of Nabisco Holdings
             Corp. (incorporated by reference to Exhibit 10.6 to the Third Quarter 1996 Form 10-Q).

   10.53     Non-Qualified Stock Option Agreement dated January 10, 1997 between RJR Nabisco Holdings Corp. and
             Steven F. Goldstone (incorporated by reference to Exhibit 10.1 of the Registrants' Quarterly Report
             on Form 10-Q for the fiscal quarter ended March 31, 1997, filed May 13, 1997 (the "First Quarter 1997
             Form 10-Q"))

   10.54     Restricted Stock Agreement between RJR Nabisco Holdings Corp. and Steven F. Goldstone, dated as of
             January 15, 1998 (incorporated by reference to Exhibit 10.1 to the First Quarter 1998 Form 10-Q).

   10.55     Non-Qualified Stock Option Agreement between Nabisco Holdings Corp. and Steven F. Goldstone, dated as of January 15, 1998 (incorporated by reference to Exhibit 10.2 to the First Quarter 1998 Form 10-Q).

  *10.56     Amendment to Contingent Performance Share Agreement (dated October 14, 1998) between RJR Nabisco
             Holdings Corp. and Steven F. Goldstone.

   10.57     Letter Agreement by and among Nabisco Holdings Corp., Nabisco, Inc., RJR Nabisco Holdings Corp., RJR
             Nabisco, Inc. and H. John Greeniaus, dated as of January 21, 1998 (incorporated by reference to
             Exhibit 10.4 to the First Quarter 1998 Form 10-Q).

   10.58     Amended and Restated Employment Agreement (dated January 1, 1997) among RJR Nabisco Holdings Corp.,
             RJR Nabisco, Inc. and Steven F. Goldstone (incorporated by reference to Exhibit 10.7 to the First
             Quarter 1998 Form 10-Q).

EXHIBIT NO.
-----------
   10.59     Restricted Stock Agreement between RJR Nabisco Holdings Corp. and David B. Rickard, dated as of
             January 15, 1998 (incorporated by reference to Exhibit 10.9 to the First Quarter 1998 Form 10-Q).

   10.60     Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and David B. Rickard, dated as of January 15, 1998 (incorporated by reference to Exhibit 10.10 to the First Quarter 1998 Form
             10-Q).

   10.61     Employment Agreement (dated January 15, 1998) among RJR Nabisco Holdings Corp., RJR Nabisco, Inc. and
             William L. Rosoff (incorporated by reference to Exhibit 10.5 to the First Quarter 1998 Form 10-Q).

   10.62     Restricted Stock Agreement between RJR Nabisco Holdings Corp. and William L. Rosoff, dated as of
             January 15, 1998 (incorporated by reference to Exhibit 10.11 to the First Quarter 1998 Form 10-Q).

   10.63     Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and William L. Rosoff, dated as of January 15, 1998 (incorporated by reference to Exhibit 10.12 to the First Quarter 1998 Form
             10-Q).

   10.64     Amendment dated December 5, 1995 to Employment Agreement between RJR Nabisco Holdings Corp. and
             Andrew J. Schindler (incorporated by reference to Exhibit 10.44 of the Registrants' 1995 Form 10-K).

   10.65     Participation Agreement RJR Nabisco, Inc. Supplemental Executive Retirement Plan for Andrew J.
             Schindler dated December 28, 1995 (incorporated by reference to Exhibit 10.45 of the Registrants'
             1995 Form 10- K).

   10.66     Amended and Restated Deferred Compensation Plan for RJR Directors (dated as of September 1, 1996)
             (incorporated by reference to Exhibit 10.2 of the Third Quarter 1996 Form 10-Q).

   10.67     Amended and Restated Equity Incentive Award Plan for Directors and Key Employees of RJR Nabisco
             Holdings Corp. and Subsidiaries (dated as of September 1, 1996) (incorporated by reference to Exhibit
             10.3 to the Third Quarter 1996 Form 10-Q).

   10.68     Performance Unit Program under RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the First Quarter 1994 Form 10-Q).

   10.69     Amendment to Non-Qualified Stock Option Agreements dated prior to October 11, 1995 (incorporated by reference to Exhibit 10.75 of the 1995 Form 10-K).

   10.70     Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Reissued options) (incorporated by reference to Exhibit 10.77 of the
             1995 Form 10-K).

   10.71     Form of Non-Qualified Stock Option Agreement dated April 27, 1995 between RJR Nabisco Holdings Corp.
             and the grantee named therein (Premium options) (incorporated by reference to Exhibit 10.78 of the
             1995 Form 10-K).

   10.72     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.79 of the 1995 Form 10-K).

   10.73     Form of Deferred Stock Unit Agreement between RJR Nabisco Holdings Corp. and the grantee named therein dated as of May 31, 1996 (incorporated by reference to Exhibit 10.5 to the Third Quarter 1996
             Form 10-Q).

EXHIBIT NO.
-----------
   10.74     Amendment dated July 10, 1995 to Executive Equity Program Agreement under the 1990 Long Term
             Incentive Plan between RJR Nabisco Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.82 of the 1995 Form 10-K).

   10.75     Form of Employment Agreement dated October 11, 1995 (incorporated by reference to Exhibit 10.83 of the 1995 Form 10-K).

   10.76     Form of Employment Agreement dated November 1, 1995 (incorporated by reference to Exhibit 10.84 of the 1995 Form 10-K).

   10.77     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Election version) (incorporated by reference to Exhibit 10.86 of the 1995 Form 10-K).

   10.78     Form of Non-Qualified Stock Option Agreement between RJR Nabisco Holdings Corp., and Director named therein (Annual version) (incorporated by reference to Exhibit 10.87 of the 1995 Form 10-K).

  *12.1      RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges and Preferred
             Stock Dividends/Deficiency in the Coverage of Combined Fixed Charges and Preferred Stock Dividends By
             Earnings Before Fixed Charges for each of the periods within the five year period ended December 31,
             1998.

  *12.2      RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Fixed Charges/ Deficiency in the
             Coverage of Fixed Charges By Earnings Before Fixed Charges for each of the periods within the five year period ended December 31, 1998.

  *12.3      RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges/Deficiency in the Coverage of
             Fixed Charges By Earnings Before Fixed Charges for each of the periods within the five year period ended December 31, 1998.

  *21.       Subsidiaries of the Registrants.

  *23.       Consent of Independent Auditors.

  *24.       Powers of Attorney.

  *27.1      Financial Data Schedule of RJR Nabisco Holdings Corp.

  *27.2      Financial Data Schedule of RJR Nabisco, Inc.

  *99        Expanded Litigation Disclosure.

   99.1      Settlement Agreement dated August 25, 1997, between the State of Florida and settling defendants in
             The State of Florida v. American Tobacco Company (incorporated by reference to Exhibit 2 to the
             Registrants' Current Report on Form 8-K dated August 25, 1997).

   99.2      Settlement Agreement dated January 16, 1998, between the State of Texas and settling defendants in
             The State of Texas v. American Tobacco Company (incorporated by reference to Exhibit 2 to the
             Registrants' Current Report on Form 8-K dated January 16, 1998).

   99.3      Settlement Agreement and Release in re: The State of Minnesota, et al., v. Philip Morris, et al., by
             and among the State of Minnesota, Blue Cross and Blue Shield of Minnesota and the various tobacco-company defendants named therein, dated as of May 8, 1998 (incorporated by reference to
             Exhibit 99.1 to the First Quarter 1998 Form 10-Q).

EXHIBIT NO.
-----------
   99.4      Settlement Agreement and Stipulation for Entry of Consent Judgement in re: The State of Minnesota, et
             al., v. Philip Morris, et al., by and among the State of Minnesota, Blue Cross and Blue Shield of
             Minnesota and the various tobacco-company defendants named therein, dated as of May 8, 1998
             (incorporated by reference to Exhibit 99.2 to the First Quarter 1998 Form 10-Q).

   99.5      Form of Consent Judgement by Judge Kenneth J. Fitzpatrick, Judge of District Court in re: The State
             of Minnesota, et al., v. Philip Morris, et al.(incorporated by reference to Exhibit 99.3 to the First
             Quarter 1998 Form 10-Q).

   99.6      Agreement to Pay State of Minnesota Attorneys' Fees and Costs by and among the State of Minnesota and various tobacco companies, dated as of May 8, 1998 (incorporated by reference to Exhibit 99.4 to the
             First Quarter 1998 Form 10-Q).

   99.7      Agreement to Pay Blue Cross and Blue Shield of Minnesota Attorneys' Fees and Costs by and among Blue
             Cross and Blue Shield of Minnesota and various tobacco companies, dated as of May 8, 1998
             (incorporated by reference to Exhibit 99.5 to the First Quarter 1998 Form 10-Q).

   99.8      Mississippi Fee Payment Agreement, dated as of July 2, 1998, by and among Philip Morris Incorporated,
             R.J. Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation and (collectively, the
             "Mississippi Defendants"), the State of Mississippi ("Mississippi") and Mississippi's private counsel named therein (the "Mississippi Counsel") in connection with Moore v. The American Tobacco Company, et al., Mississippi Litigation No. 94-1429 (the "Mississippi Action") (incorporated by reference to
             Exhibit 99.1 to the Second Quarter 1998 Form 10-Q).

   99.9      Stipulation of Amendment to Settlement Agreement and for Entry of Agreed Order, dated July 2, 1998, by and among the Mississippi Defendants, Mississippi and the Mississippi Counsel in connection with the Mississippi Action (incorporated by reference to Exhibit 99.2 to the Second Quarter 1998 Form
             10-Q).

   99.10     Texas Fee Payment Agreement, dated as of July 24, 1998, by and among Philip Morris Incorporated, R.J.
             Reynolds Tobacco Company, Brown & Williamson Tobacco Corporation, Lorillard Tobacco Company and
             United States Tobacco Company (collectively, the "Texas Defendants"), the State of Texas ("Texas")
             and Texas' private counsel named therein (the "Texas Counsel") in connection with Texas v. The
             American Tobacco Company, et al., Texas Litigation No. 5-96CV-91 (the "Texas Action") (incorporated by reference to Exhibit 99.3 to the Second Quarter 1998 Form 10-Q).

   99.11     Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree, dated July 24,
             1998, by and among the Texas Defendants, Texas and the Texas private counsel in connection with the
             Texas Action (incorporated by reference to Exhibit 99.4 to the Second Quarter 1998 Form 10-Q).

   99.12     Stipulation of Amendment to Settlement Agreement and for Entry of Consent Decree, dated September 11,
             1998 by and among the State of Florida and the tobacco companies named therein (incorporated by reference to Exhibit 99.1 to the Third Quarter 1998 Form 10-Q).

   99.13     Florida Fee Payment Agreement, dated September 11, 1998, by and among the State of Florida, various
             Florida counsel and the tobacco companies named therein (incorporated by reference to Exhibit 99.2 to the Third Quarter 1998 Form 10-Q).

   99.14     Form of MFN Escrow Agreement by and among, the State of Florida, the tobacco companies named therein and a bank acting as escrow agent (incorporated by reference to Exhibit 99.31 to the Third Quarter
             1998 Form 10-Q).

EXHIBIT NO.
-----------
   99.15     Master Settlement Agreement (the "MSA") dated November 23, 1998, between the Settling States named in the MSA and the Participating Manufacturers also named therein (incorporated by reference to Exhibit
             4 to the Registrants' Current Report on Form 8-K dated November 23, 1998).

------------------------

*   Filed herewith.