Form 10-Q
period 1999-03-31
RJR NABISCO HOLDINGS CORP; RJR NABISCO INC
filed 1999-05-05
CIK 847903, 83612

----------------------------------------------------------------------
----------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: MARCH 31, 1999:

 RJR NABISCO HOLDINGS CORP.: 325,351,748 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE
  RJR NABISCO, INC.: 3,021.86513 SHARES OF COMMON STOCK, PAR VALUE $1,000 PER
                                     SHARE

                            ------------------------

RJR NABISCO, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

----------------------------------------------------------------------
----------------------------------------------------------------------

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I--FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Condensed Statements of Income--Three Months Ended March 31, 1999 and 1998........          1
           Consolidated Condensed Statements of Cash Flows--Three Months Ended March 31, 1999 and 1998....          2
           Consolidated Condensed Balance Sheets--March 31, 1999 and December 31, 1998....................          3
           Notes to Consolidated Condensed Financial Statements...........................................       4-14
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations...................................................................................      15-23

PART II--OTHER INFORMATION
Item 1.    Legal Proceedings..............................................................................      24-25
Item 2.    Changes in Securities and Use of Proceeds......................................................         25
Item 4.    Submission of Matters to a Vote of Security Holders............................................         25
Item 5.    Other Information..............................................................................         25
Item 6.    Exhibits and Reports on Form 8-K...............................................................         26
Signatures................................................................................................         27

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                           THREE MONTHS            THREE MONTHS
                                                                              ENDED                   ENDED
                                                                          MARCH 31, 1999          MARCH 31, 1998
                                                                      ----------------------  ----------------------
                                                                        RJRN                    RJRN
                                                                      HOLDINGS      RJRN      HOLDINGS      RJRN
                                                                      ---------  -----------  ---------  -----------
NET SALES*..........................................................  $   4,221   $   4,221   $   3,947   $   3,947
                                                                      ---------  -----------  ---------  -----------
Costs and expenses:
  Cost of products sold* (note 1)...................................      2,109       2,109       1,824       1,824
  Selling, advertising, administrative and general expenses.........      1,550       1,550       1,391       1,392
  Tobacco settlement and related expenses (notes 1 and 5)...........         --          --         312         312
  Amortization of trademarks and goodwill...........................        154         154         158         158
                                                                      ---------  -----------  ---------  -----------
    OPERATING INCOME................................................        408         408         262         261
Interest and debt expense...........................................       (216)       (183)       (221)       (197)
Other income (expense), net.........................................        (39)        (39)        (28)        (28)
                                                                      ---------  -----------  ---------  -----------
    INCOME BEFORE INCOME TAXES......................................        153         186          13          36
Provision for income taxes..........................................         70          84          22          33
                                                                      ---------  -----------  ---------  -----------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME OF NABISCO
      HOLDINGS......................................................         83         102          (9)          3
Less minority interest in income of Nabisco Holdings................          7           7          11          11
                                                                      ---------  -----------  ---------  -----------
    NET INCOME (LOSS)...............................................  $      76   $      95   $     (20)  $      (8)
                                                                      ---------  -----------  ---------  -----------
                                                                      ---------  -----------  ---------  -----------
BASIC NET INCOME (LOSS) PER SHARE...................................  $     .22               $   (0.10)
DILUTED NET INCOME (LOSS) PER SHARE.................................  $     .22               $   (0.10)
DIVIDENDS PER SHARE OF COMMON STOCK.................................  $   .5125               $   .5125

------------------------

* Excludes excise taxes of $707 million and $828 million for the three months ended March 31, 1999 and 1998, respectively.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                            THREE MONTHS           THREE MONTHS
                                                                               ENDED                  ENDED
                                                                           MARCH 31, 1999         MARCH 31, 1998
                                                                        --------------------  ----------------------
                                                                          RJRN                   RJRN
                                                                        HOLDINGS     RJRN      HOLDINGS      RJRN
                                                                        ---------  ---------  -----------  ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)...................................................  $      76  $      95   $     (20)  $      (8)
                                                                        ---------  ---------       -----   ---------
  Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
      Depreciation and amortization...................................        275        275         284         284
      Deferred income tax benefit.....................................        (38)       (38)        (17)        (17)
      Changes in working capital items, net...........................        (41)       (27)       (869)       (838)
      Initial, upfront tobacco settlement and related expenses, net of
        cash payments.................................................       (316)      (316)        312         312
      Other, net......................................................         10         10          26          26
                                                                        ---------  ---------       -----   ---------
        Total adjustments.............................................       (110)       (96)       (264)       (233)
                                                                        ---------  ---------       -----   ---------
    Net cash flows used in operating activities.......................        (34)        (1)       (284)       (241)
                                                                        ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures................................................        (80)       (80)       (136)       (136)
  Disposition of businesses and certain assets........................          2          2           6           6
  Repurchases of Nabisco Holdings' Class A common stock...............         --         --         (26)        (26)
  Proceeds from exercise of Nabisco Holdings' Class A common stock
    options...........................................................          2          2          15          15
                                                                        ---------  ---------       -----   ---------
    Net cash flows used in investing activities.......................        (76)       (76)       (141)       (141)
                                                                        ---------  ---------       -----   ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.......................         (8)        (8)      1,004       1,004
  Increase (decrease) in short-term borrowings........................        226        226        (575)       (575)
  Dividends paid on common and preferred stock........................       (183)        (9)       (191)         (9)
  Other, net (including intercompany transfers and payments)..........         29       (177)         55        (146)
                                                                        ---------  ---------       -----   ---------
    Net cash flows from financing activities..........................         64         32         293         274
                                                                        ---------  ---------       -----   ---------
Effect of exchange rate changes on cash and cash equivalents..........         (8)        (8)         --          --
                                                                        ---------  ---------       -----   ---------
    Net change in cash and cash equivalents...........................        (54)       (53)       (132)       (108)
Cash and cash equivalents at beginning of period......................        300        299         348         348
                                                                        ---------  ---------       -----   ---------
Cash and cash equivalents at end of period............................  $     246  $     246   $     216   $     240
                                                                        ---------  ---------       -----   ---------
                                                                        ---------  ---------       -----   ---------
Income taxes paid, net of refunds.....................................  $      38  $      38   $     166   $     166
Interest paid.........................................................  $     233  $     201   $     213   $     189
Tobacco settlement payments...........................................  $     316  $     316   $      47   $      47

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           RJR NABISCO HOLDINGS CORP.
                               RJR NABISCO, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                           MARCH 31, 1999      DECEMBER 31, 1998
                                                                        --------------------  --------------------
                                                                          RJRN                  RJRN
                                                                        HOLDINGS     RJRN     HOLDINGS     RJRN
                                                                        ---------  ---------  ---------  ---------
ASSETS
Current assets:
  Cash and cash equivalents...........................................  $     246  $     246  $     300  $     299
  Accounts and notes receivable, net..................................      1,160      1,154      1,118      1,102
  Inventories.........................................................      2,353      2,353      2,293      2,293
  Prepaid expenses and excise taxes...................................        728        728        733        733
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT ASSETS............................................      4,487      4,481      4,444      4,427
                                                                        ---------  ---------  ---------  ---------
Property, plant and equipment, net....................................      5,180      5,180      5,298      5,298
Trademarks, net.......................................................      7,202      7,202      7,266      7,266
Goodwill, net.........................................................     11,325     11,325     11,449     11,449
Other assets and deferred charges.....................................        438        426        435        423
                                                                        ---------  ---------  ---------  ---------
                                                                        $  28,632  $  28,614  $  28,892  $  28,863
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings...............................................  $     279  $     279  $     260  $     260
  Accounts payable and accrued liabilities............................      3,721      3,544      3,983      3,792
  Current maturities of long-term debt................................        407        407        225        225
  Income taxes accrued................................................        277        304        235        228
                                                                        ---------  ---------  ---------  ---------
      TOTAL CURRENT LIABILITIES.......................................      4,684      4,534      4,703      4,505
                                                                        ---------  ---------  ---------  ---------
Long-term debt (less current maturities)..............................      8,630      8,630      8,655      8,655
Minority interest in Nabisco Holdings.................................        727        727        752        752
Other noncurrent liabilities..........................................      2,277      1,764      2,279      1,967
Deferred income taxes.................................................      3,149      3,085      3,162      3,098
Contingencies (note 5)
RJRN Holdings' obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated
  debentures*.........................................................      1,327         --      1,327         --
Stockholders' equity:
  ESOP preferred stock................................................        201         --        205         --
  Common stock (1999--328,729,048 shares issued, 1998-- 328,385,148
    shares issued)....................................................          3         --          3         --
  Paid-in capital.....................................................      8,842     10,861      9,004     10,862
  Retained earnings (accumulated deficit).............................       (501)      (421)      (577)      (516)
  Accumulated other comprehensive income (loss).......................       (566)      (566)      (460)      (460)
  Treasury stock, at cost.............................................       (100)        --       (100)        --
  Other stockholders' equity..........................................        (41)        --        (61)        --
                                                                        ---------  ---------  ---------  ---------
        TOTAL STOCKHOLDERS' EQUITY....................................      7,838      9,874      8,014      9,886
                                                                        ---------  ---------  ---------  ---------
                                                                        $  28,632  $  28,614  $  28,892  $  28,863
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

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

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of RJR Nabisco Holdings Corp. ("RJRN Holdings") and RJR Nabisco, Inc. ("RJRN" and together with RJRN Holdings, the "Registrants") contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes included in the Annual Report on Form 10-K of RJRN Holdings and RJRN for the year ended December 31, 1998.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

    On January 1, 1999, RJRN Holdings and RJRN adopted SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on RJRN Holdings' or RJRN's financial position or results of operations.

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

    COMPREHENSIVE INCOME

    Total comprehensive income for the three months ended March 31, 1999 and 1998 was $(30) million and $(20) million, respectively for RJRN Holdings and $(11) million and $(8) million, respectively for RJRN. Total comprehensive income includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments.

    1998 RESTRUCTURING EXPENSES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring expenses of $406 million ($216 million after-tax, net of minority interest) and $124 million ($75 million after-tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 3,825 positions were eliminated as of March 31, 1999. The restructuring programs will require cash expenditures of approximately $205 million, of which $16 million was paid in the first quarter of 1999, primarily for severance and benefits. In addition, the programs will require additional expenses of approximately $134 million, of which $15 million ($7 million after-tax, net of minority interest) was incurred in the first quarter of 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    For the three months ended March 31, 1999, $33 million of the accrual was utilized as follows: $17 million for severance and benefits, $9 million for the disposal of assets and $7 million for other exit costs.

    In the fourth quarter of 1998, Reynolds International recorded a pre-tax restructuring charge of $73 million to retool its operations in Russia and other countries in the CIS region in response to continuing depressed economic conditions in these countries. The pre-tax charge, which had no associated income tax benefit, included severance and related benefits associated with a workforce reduction of 2,900 employees of approximately $19 million as well as the rationalization of manufacturing facilities of approximately $54 million. For the three months ended March 31, 1999, $3 million of the accrual was utilized for severance and related benefits and $3 million was utilized for the rationalization of manufacturing facilities (costs incurred to close a facility in Lviv). Cash expenditures amounted to approximately $3 million of the total charges applied against the reserve.

    1997 RESTRUCTURING EXPENSE

    In the fourth quarter of 1997, RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) to reorganize its worldwide tobacco operations. For the three months ended March 31, 1999, $8 million of the tobacco restructuring accruals were utilized primarily for employee severance and related benefits. All of the charges applied against the reserve were cash expenditures.

    1996 RESTRUCTURING EXPENSE

    The 1996 restructuring program, which was undertaken to streamline operations and improve profitability of the food business, has been completed and the balance remaining at December 31, 1998 of $2 million for severance costs was paid during the first quarter of 1999.

    TOBACCO SETTLEMENT AND RELATED EXPENSES

    In the first quarter of 1998, $312 million ($199 million after-tax) was recorded for initial, upfront tobacco settlement costs relating to the agreements between RJRT and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota. Ongoing tobacco settlement costs recorded in the first quarter of 1999 are included in cost of products sold.

    In the fourth quarter of 1998, RJRT recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions which will likely result from the multi-state settlement agreement signed in November 1998. For the three months ended March 31, 1999, RJRT incurred $5 million of payments, which were applied against the reserve.

NOTE 2 -- INVENTORIES

    The major classes of inventory are as follows:

                                                                    MARCH 31,    DECEMBER 31,
                                                                      1999           1998
                                                                  -------------  -------------
Finished products...............................................    $     736      $     695
Leaf tobacco....................................................        1,039          1,058
Raw materials...................................................          228            191
Other...........................................................          350            349
                                                                       ------         ------
                                                                    $   2,353      $   2,293
                                                                       ------         ------
                                                                       ------         ------

NOTE 3 -- EARNINGS PER SHARE

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------------------------
                                                                                 1999                      1998
                                                                       ------------------------  ------------------------
                                                                          BASIC       DILUTED       BASIC       DILUTED
                                                                       -----------  -----------  -----------  -----------
Net income (loss) applicable to common stock:
  Net income.........................................................  $        76  $        76  $       (20) $       (20)
  Preferred stock dividends..........................................           (4)          (4)         (11)         (11)
                                                                       -----------  -----------  -----------  -----------
                                                                       $        72  $        72  $       (31) $       (31)
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------
Weighted average number of common and common equivalent shares outstanding (in thousands):
  Common shares......................................................      324,053      324,053      323,798      323,798
  Assumed exercise of RJRN Holdings' stock options...................           --          248           --           --
                                                                       -----------  -----------  -----------  -----------
                                                                           324,053      324,301      323,798      323,798
                                                                       -----------  -----------  -----------  -----------
                                                                       -----------  -----------  -----------  -----------

    Shares of ESOP convertible preferred stock of 12,543,347 and 13,432,872 were not included in computing diluted earnings per share for 1999 and 1998, respectively, because the effect would have been antidilutive. Common shares also exclude approximately 949,100 and 966,000 shares of restricted stock as the vesting provisions had not been met at March 31, 1999 and 1998, respectively.

NOTE 4 -- SEGMENT REPORTING

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

    RJRN Holdings management evaluates the performance of its operating segments based upon ongoing Operating Company Contribution ("OCC"). OCC for each reportable segment is operating income before amortization of trademarks and goodwill, restructuring expenses and other items deemed unusual by management. These items include restructuring related costs in 1999 and initial, upfront tobacco settlement and related costs in 1998.

    SEGMENT PROFIT/(LOSS) INFORMATION:

THREE MONTHS ENDED MARCH 31                                                                     1999       1998
--------------------------------------------------------------------------------------------  ---------  ---------
Net sales from external customers:
  R.J. Reynolds Tobacco.....................................................................  $   1,651  $   1,176
  Reynolds International....................................................................        715        809
  Nabisco Biscuit...........................................................................        867        850
  U.S. Foods Group..........................................................................        435        530
  International Food Group..................................................................        553        582
                                                                                              ---------  ---------
    Consolidated net sales from external customers..........................................  $   4,221  $   3,947
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Ongoing OCC:
  R.J. Reynolds Tobacco.....................................................................  $     275  $     340
  Reynolds International....................................................................        120        173
  Nabisco Biscuit...........................................................................        121        143
  U.S. Foods Group..........................................................................         49         63
  International Food Group..................................................................         32         32
  Corporate.................................................................................        (20)       (19)
                                                                                              ---------  ---------
    Consolidated OCC........................................................................  $     577  $     732
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    A reconciliation of consolidated OCC to consolidated income before income taxes is as follows:

THREE MONTHS ENDED MARCH 31                                                                     1999       1998
--------------------------------------------------------------------------------------------  ---------  ---------
Ongoing OCC.................................................................................  $     577  $     732
Items excluded from OCC:
  Goodwill and trademark amortization.......................................................       (154)      (158)
  Interest and debt expense.................................................................       (216)      (221)
  Other income (expense), net...............................................................        (39)       (28)
  Tobacco settlement and related expenses...................................................         --       (312)
  Restructuring related costs...............................................................        (15)        --
                                                                                              ---------  ---------
    Income before income taxes..............................................................  $     153  $      13
                                                                                              ---------  ---------
                                                                                              ---------  ---------

NOTE 5 -- CONTINGENCIES

TOBACCO LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1999, 35 new actions were served against RJRT and/or its affiliates or indemnitees (as against 72 in the first quarter of 1998) and 49 actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of cases pending. On March 31, 1999, there were 647 active cases pending, as compared with 550 on March 31, 1998 and 278 on March 31, 1997. As of April 28, 1999, 661 active cases were pending against RJRT and/or its affiliates or indemnitees: 655 in the United States; 3 in Canada; 1 in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 41 U.S. states and the District of Columbia, although four states -- West Virginia, Florida, New York and California -- account for 61% of these cases. The breakdown is as follows: 125 in West Virginia; 112 in New York; 111 in Florida; 53 in California; 34 in Massachusetts; 25 in Louisiana; 18 in Texas; 16 in each of Pennsylvania and Tennessee; 15 in D.C.; 11 in New Jersey; 10 in Alabama; nine in each of Illinois and Mississippi; seven in Ohio; six in Iowa; five in each of Indiana, Maryland, Minnesota Missouri and Nevada; four in each of Arkansas, Georgia, Oklahoma, Rhode Island and Virginia; three in each of Arizona, Canada, New Mexico, Washington and Wisconsin; two in each of Colorado, Hawaii, Kentucky, Michigan, North Carolina, North Dakota, South Carolina, South Dakota and Utah; and one in each of Kansas, New Hampshire, and Oregon. Of the 655 active U.S. cases, 168 are pending in federal court, 482 in state court and five in tribal court). Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

    THEORIES OF RECOVERY. The plaintiffs in these actions seek recovery on a variety of legal theories, including, among others, strict liability in tort, design defect, negligence, special duty, voluntary undertaking, breach of warranty, failure to warn, fraud, misrepresentation, unfair trade practices, conspiracy, aiding and abetting, unjust enrichment, antitrust, Racketeer Influenced and Corrupt Organization Act ("RICO"), indemnity, medical monitoring and common law public nuisance. Punitive damages, often in amounts ranging into the hundreds of millions or even billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. Nine of the 655 active cases in the United States involve alleged non- smokers claiming injuries purportedly resulting from exposure to environmental tobacco smoke. Fifty-nine cases purport to be class actions on behalf of thousands of individuals. Purported classes include individuals claiming to be addicted to cigarettes, individuals and their estates claiming illness and death from cigarette smoking, persons making claims based on alleged exposure to environmental tobacco smoke, African-American smokers claiming their civil rights have been violated by the sale of menthol cigarettes, purchasers of cigarettes claiming to have been defrauded and seeking to recover their costs, and Blue Cross/Blue Shield subscribers seeking reimbursement for premiums paid. Approximately 102 of the active cases seek, INTER ALIA, recovery of the cost of Medicaid payments or other health-related costs paid for treatment of individuals suffering from diseases or conditions allegedly related to tobacco use. Nine, brought by entities administering asbestos liability, seek contribution for the costs of settlements and judgments.

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

    INDUSTRY TRIAL RESULTS. Juries have found for plaintiffs in five smoking and health cases in which RJRT was not a defendant. In one such case, no damages were awarded and the judgment was affirmed on appeal. The jury awarded plaintiffs $400,000 in another such case, CIPOLLONE V. LIGGETT GROUP, INC., but the award was overturned on appeal and the case was subsequently dismissed. In the third such case, on August 9, 1996, a Florida jury awarded damages of $750,000 to an individual plaintiff. That case, CARTER V. BROWN & WILLIAMSON, was overturned on appeal on June 22, 1998. In another Florida case brought by the same attorney, WIDDICK V. BROWN & WILLIAMSON, a state court jury awarded the plaintiff approximately $1 million in compensatory and punitive damages on June 10, 1998. On January 29, 1999, the Florida Court of Appeals reversed this verdict and ordered a new trial in a different location (Palm Beach County). On February 9-10, 1999, in HENLEY V. PHILIP MORRIS, INC., a San Francisco state court jury awarded an individual smoker $1.5 million in compensatory damages and $50 million in punitive damages. Philip Morris moved to have this verdict set aside or reduced. On April 16, 1999, the trial judge reduced the punitive damages award to $25 million, but otherwise denied Philip Morris' motions. Philip Morris will appeal the verdict. On March 30, 1999, in WILLIAMS V. PHILIP MORRIS, an Oregon state court jury returned a verdict against Philip Morris in the amount of $1.5 million in compensatory damages and $79 million in punitive damages. Philip Morris will also appeal that case.

    On May 5, 1997, in an individual case filed against RJRT, brought by the same attorney who represented plaintiffs in the CARTER and WIDDICK cases, a Florida state court jury found no RJRT liability (CONNOR V. R. J. REYNOLDS TOBACCO CO.). On October 31, 1997, in still another case (KARBIWNYK V. R.J. REYNOLDS TOBACCO COMPANY) brought by the same attorney, another Florida state court jury found no RJRT liability. On March 19, 1998, an Indiana state court jury found for RJRT, RJRN Holdings and other defendants in an individual case, DUNN V. RJR NABISCO HOLDINGS CORP., in which plaintiffs sought damages for the alleged harm caused to a non-smoker by environmental tobacco smoke. Finally, on March 18, 1999, the jury in an Ohio federal district court found for the defendants, including RJRT, on all counts in a class-action union trust-fund case, IRONWORKERS LOCAL 17 V. PHILIP MORRIS. A verdict is expected during the first week of May in NEWCOMB V. R.J. REYNOLDS TOBACCO CO., one of three individual cases in Tennessee state court which have been consolidated for trial.

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

    Putative class-action suits based on claims similar to those asserted in CASTANO have been brought against RJRT and in some cases RJRN in state and, in a few instances, federal courts in Alabama, Arkansas, California, the District of Columbia (D.C. court), Florida, Hawaii, Illinois, Indiana, Iowa, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Mexico, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah,

Virginia, and West Virginia. A putative class action filed in Tennessee seeks reimbursement of Blue Cross/ Blue Shield premiums paid by subscribers throughout the United States. On October 19, 1998, a putative class action was filed in federal court in Philadelphia, Pennsylvania, on behalf of "all living Black Americans who have purchased or consumed menthol tobacco products since 1954 (including minors through their legal representatives)" seeking redress of alleged violations of the plaintiffs' civil rights. A purported class action suit against RJRT in Texas claims that the marketing of "lights" and "ultralight" cigarettes is deceptive. Similar claims have been made in other lawsuits. Other types of class- action suits have also been filed in additional jurisdictions and there are also putative class action suits pending in Canada, Puerto Rico and Nigeria. Most of these suits assert claims on behalf of classes of individuals who claim to be addicted, injured, or at greater risk of injury by the use of tobacco or exposure to environmental tobacco smoke, or are the legal survivors of such persons.

    Despite the marked increase of purported class actions brought against tobacco companies, very few purported class actions have been certified, or if certified, have survived on appeal. Most recently, on April 12, 1999, in CHAMBERLAIN V. AMERICAN TOBACCO COMPANY, a federal district court in Ohio refused to certify a class of "nicotine-dependent" Ohio residents. On April 13, 1999, in AVALLONE V. AMERICAN TOBACCO COMPANY, a state court judge in New Jersey refused to certify a purported class of casino workers exposed to environmental tobacco smoke. Class certification was granted in 1998, however, by a Maryland state court in RICHARDSON V. PHILIP MORRIS.That decision is being reviewed by the Maryland Court of Appeals. In addition, on November 5, 1998 a Louisiana state appeals court affirmed the certification of a medical monitoring and/or smoking cessation class of Louisiana residents who were smokers on or before May 24, 1996 (SCOTT V. AMERICAN TOBACCO COMPANY). On February 26, 1999, the Louisiana Supreme Court denied the defendants' petition for writ of certiorari and/or review. Finally, defendants settled another class-action suit, BROIN V. PHILIP MORRIS, in October, 1997. This settlement was challenged but was approved by the Florida Court of Appeals on March 24, 1999.

    Trial is underway in a class-action suit pending in Florida, ENGLE V. R. J. REYNOLDS TOBACCO COMPANY, in which a class consisting of Florida residents or their survivors who claim to have diseases or medical conditions caused by their alleged "addiction" to cigarettes has been certified. The trial is divided into three phases. The initial phase, which includes common issues related to liability and general causation, entitlement to punitive damages and possibly the basis or ratio for assessment of punitive damages, is expected to last several more weeks, but even if potential liability is confirmed in this phase of the trial, no actual liability would be established until the subsequent phases which could last for some years.

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

    On November 23, 1998, the major U.S. cigarette manufacturers, including RJRT, entered into a Master Settlement Agreement ("MSA") with attorneys general representing the remaining 46 states, the District of Columbia, Puerto Rico, Guam, the Virgin Islands, American Samoa and the Northern Marianas (the "Settling States"). The MSA settles all the health-care cost recovery actions brought by the Settling States and contains releases of certain additional present and future claims. For a more detailed description of the MSA, see the Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 26, 1999.

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

    The MSA is scheduled to become effective on the earlier of June 30, 2000 or the date on which final approval of the settlement has been obtained in courts of 80% of the Settling States (both by number and percentage share of the settlement payments due). As of April 20, 1999, final approval was obtained in the requisite number of Settling States (42) but those states' percentage shares comprise only 54.18% (rather than the necessary 80%) of the payments due.

    Payments for all tobacco litigation settlement agreements currently in effect (including the MSA and four individual state settlements) will be approximately $1.6 billion in 1999 and will be funded through price increases. Payments in future years are estimated to exceed $2.0 billion per year, but these payments will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments.

    On April 20, 1999, the Canadian Province of British Columbia brought a case, similar to the U.S. attorney-general cases, against RJRT and other Canadian and U.S. tobacco companies and their parent companies (including RJRN) in British Columbia Provincial Court. This lawsuit relies heavily upon recently enacted legislation in British Columbia which is being separately challenged by Canadian tobacco companies. An agreement has been reached with the government in British Columbia that these separate constitutional challenges will be litigated prior to the health-care recovery action. These constitutional challenges are scheduled to be heard by the Canadian courts in the autumn of 1999.

    UNION CASES. Although the MSA settled some of the most potentially burdensome healthcare cost recovery actions, many other such cases have been brought by other types of plaintiffs. Approximately 70 lawsuits have been brought by union trust funds against cigarette manufacturers and others in the past two years. The funds seek recovery of payments made by them for medical expenses of their participants' union members and their dependents allegedly injured by cigarettes. The claims in these cases are almost identical, and more than 30 of the cases purport to be class actions on behalf of all union trust funds in a particular state.

    The defendants in these actions argue, among other things, the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. In addition, they argue that the traditional subrogation remedy cannot be supplanted by a direct right of action for the trust fund that strips defendants of the defenses they would ordinarily have against the allegedly injured individual.

    In the first of these cases to be considered by a federal court of appeals, on March 29, 1999, the Third Circuit Court of Appeals affirmed a district court ruling dismissing a case, STEAMFITTERS LOCAL UNION 420 V. PHILIP MORRIS, on remoteness grounds. Then, a week later, the Second Circuit handed down its decision in LABORERS LOCAL 17 V. PHILIP MORRIS, reversing a district court's decision and remanding the case for dismissal, again on remoteness grounds. On May 3, 1999, the U.S. Court of Appeals for the Ninth Circuit heard oral argument in OREGON LABORERS V. PHILIP MORRIS. Numerous trial court judges have also dismissed these cases on remoteness grounds, including most recently, on April 29, 1999, a federal district court in Minnesota (LYONS V. PHILIP MORRIS). Nonetheless, in other federal circuits, there are still some union cases that have survived motions to dismiss and that may proceed to trial. Most recently, on March 31, 1999, a federal district court denied defendants' motion to dismiss in UTAH LABORERS V. PHILIP MORRIS. One such case, NORTHWEST LABORERS V. PHILIP MORRIS, is scheduled for trial in September 1999.

    The first union case to survive motions to dismiss and go to trial was IRON WORKERS LOCAL NO. 17 V. PHILIP MORRIS. This case, in which a class of approximately 111 union trust funds was certified by a federal district court in Ohio, went to trial on February 22, 1999 on the counts that survived motions to dismiss both state and federal RICO claims and civil conspiracy claims. The federal RICO claim was dismissed during the trial, and after the conclusion of plaintiffs' case, the court directed a verdict dismissing RJRN and RJRN Holdings from the case. On March 18, 1999, the jury in this case returned a unanimous verdict for the defendants on all surviving counts.

    OTHER HEALTH-CARE COST RECOVERY AND AGGREGATED CLAIMS PLAINTIFFS. Similar cases have been filed by Native American tribes, five in tribal courts and one putative class action in San Diego Superior Court. Four groups of health-care insurers, as well as a private entity that purported to self-insure its employee health-care programs, have also advanced claims similar to those found in the union health-care cost recovery actions. Two of these "insurer" cases, WILLIAMS & DRAKE V. AMERICAN TOBACCO, and REGENCE BLUESHIELD V. PHILIP MORRIS, were dismissed in their entirety on "remoteness" grounds by federal district courts in Pennsylvania and Washington respectively. In a third "Insurers" case, GROUP HEALTH PLAN, INC. V. PHILIP MORRIS, a federal district judge in Minnesota, on April 29, 1999, dismissed all claims except a state anti-trust claim and a conspiracy claim. Four foreign countries have also brought health-care cost recovery suits in U.S. courts. Other cost recovery suits have been brought by, among others, local governmental jurisdictions, taxpayers (on behalf of a governmental jurisdiction), a university and a hospital. Finally, nine actions have been filed against RJRT by asbestos companies and/or asbestos-related trust funds based on the theory that the plaintiffs "overpaid" claims brought against them to the extent that tobacco use, not asbestos exposure, was the cause of the alleged personal injuries for which they paid compensation. On April 29, 1999, a federal district court judge in Minnesota dismissed the entire "asbestos contribution" complaint in CONWED CORP. V. R.J. REYNOLDS TOBACCO COMPANY. Plaintiffs have the right to replead.

    RECENT AND SCHEDULED TRIALS. As of April 28, 1999, there were 14 cases scheduled for trial in 1999 against RJRT alleging injuries relating to tobacco. In addition, two of these cases, in which RJRT is a party, are currently in progress: the ENGLE case in Florida; and NEWCOMB V. R.J. REYNOLDS TOBACCO COMPANY, which is one of three consolidated individual cases being tried in Memphis, Tennessee. Closing arguments in NEWCOMB are scheduled on May 3 and 4, 1999, and a verdict is expected shortly thereafter. Cases against other tobacco company defendants are also scheduled for trial in 1999 and thereafter. Although trial schedules are subject to change and many cases are dismissed before trial, it is likely that there will be an increased number of tobacco cases, some involving claims for possibly billions of dollars, against RJRT and RJRN coming to trial over the next year.

    OTHER DEVELOPMENTS. In January of 1999, President Clinton announced that the U.S. Department of Justice is preparing a litigation plan for a lawsuit by the federal government to recover federal healthcare costs associated with cigarette smoking, and press reports have indicated that the Justice Department has engaged a private law firm to assist in such a lawsuit.

    On April 9, 1999, a class action complaint (A.D. BEDELL WHOLESALE CO. V PHILIP MORRIS INC.) was filed on behalf of cigarette wholesalers and distributors against RJRT, Philip Morris and Brown & Williamson in the U.S. District Court for the District of Pennsylvania alleging violations of the federal antitrust laws based, in large part, on the MSA.

    RJRT is aware of certain grand jury investigations being conducted in New York and Washington, D.C. which relate to the cigarette business. In addition, RJRT received a document subpoena, dated September 17, 1998, from a federal grand jury convened in the Eastern District of Pennsylvania by the Antitrust Division of the Department of Justice. RJRT understands that the grand jury is investigating possible violations of the antitrust laws related to tobacco leaf buying practices. RJRT is responding to the subpoena.

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

NOTE 6 -- THE REORGANIZATION

    On March 9, 1999, RJRN and RJRT entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). Under the terms of the agreement, Japan Tobacco will acquire substantially all of the business including intellectual property rights of Reynolds International, including the international rights to the Camel, Winston and Salem brand names. Proceeds from the sale will be used to reduce debt and for general corporate purposes, which is expected to substantially strengthen the financial position of RJRN and RJRT. The sale is subject to certain regulatory conditions and receipt of certain consents from RJRN Holdings' security holders and RJRN's bondholders.

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

    On April 13, 1999, RJRN Holdings offered to purchase any and all of its 9.5% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the transactions described above. The expiration date for the consent solicitation is May 17, 1999, unless extended by RJRN Holdings.

    Also on April 13, 1999, RJRN offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the transactions described above. These consents were received as of April 26, 1999. The offer to purchase is subject to consummation of the sale of the international tobacco business to Japan Tobacco Inc. RJRN expects the sale to close before the end of May 1999, and the transfer of RJRN's interest in Nabisco to take place shortly thereafter.

    In connection with the reorganization, on April 29, 1999, RJRN issued a preliminary private placement offering memorandum to issue $500 million of notes due 2003 and $500 million of notes due 2006. The net proceeds received will be used for general corporate purposes.

    The unaudited pro forma information below reflects adjustments to the historical results of operations and financial condition of RJRN Holdings and RJRN. The unaudited pro forma balance sheet gives effect to the following transactions as if they occurred on March 31, 1999, as applicable: (i) the sale of Reynolds International and application of the net proceeds to reduce debt and for general corporate purposes: (ii) the issuance of new debt by RJRN; (iii) the transfer from of Nabisco Holdings from RJRN to RJRN Holdings through a merger transaction; and (iv) the spin-off of RJRN to RJRN Holdings' shareholders. The unaudited pro forma income statement gives effect to the above transactions and the adjustment to selling, advertising, administrative and general expenses to reflect the estimated level of RJRN's administrative expenses after the completion of the RJRN spin-off, as if the transactions occurred on January 1, 1999. No adjustment has been made for one-time or non-recurring items in the unaudited pro forma income statement.

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

                                                                                           MARCH 31, 1999
                                                                                   ------------------------------
                                                                                   RJRN HOLDINGS        RJRN
                                                                                   --------------  --------------
ASSETS
Cash and cash equivalents........................................................    $      159      $    2,786
Accounts and other receivables, net..............................................           488             151
Inventories......................................................................           803             527
Prepaid expenses and excise taxes................................................            69             424
                                                                                        -------         -------
  Total current assets...........................................................         1,519           3,888
                                                                                        -------         -------
Property, plant and equipment, net...............................................         2,859           1,101
Trademarks, net..................................................................         3,335           3,150
Goodwill, net....................................................................         3,132           7,759
Other assets and deferred charges................................................            86             153
                                                                                        -------         -------
  Total assets...................................................................    $   10,931      $   16,051
                                                                                        -------         -------
                                                                                        -------         -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings............................................................    $       67      $       --
Accounts payable and accrued liabilities.........................................         1,369           1,606
Current maturities of long-term debt.............................................           265              12
Income taxes accrued.............................................................             8           2,267
                                                                                        -------         -------
  Total current liabilities......................................................         1,709           3,885
                                                                                        -------         -------
Long-term debt (less current maturities).........................................         3,692           1,815
Minority interest in Nabisco Holdings............................................           727              --
Other noncurrent liabilities.....................................................           706           1,343
Deferred income taxes............................................................         1,270           1,453
Total stockholders' equity.......................................................         2,827           7,555
                                                                                        -------         -------
  Total liabilities and stockholders' equity.....................................    $   10,931      $   16,051
                                                                                        -------         -------
                                                                                        -------         -------

                                                                                         THREE MONTHS ENDED
                                                                                           MARCH 31, 1999
                                                                                   ------------------------------
                                                                                   RJRN HOLDINGS        RJRN
                                                                                   --------------  --------------
Net sales........................................................................    $    1,855      $    1,693
Costs and expenses...............................................................         1,671           1,408
Amortization of trademarks and goodwill..........................................            53              92
                                                                                   --------------  --------------
  Operating income...............................................................           131             193
Interest expense and other income (expense), net.................................           (75)            (39)
Income tax provision.............................................................            22              68
Minority interest................................................................             7              --
                                                                                   --------------  --------------
  Income from continuing operations..............................................    $       27      $       86
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                            ------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of the consolidated financial condition and results of operations of RJRN Holdings. It illustrates operating company contribution on a basis consistent with how management manages the ongoing businesses. It excludes all items management considers unusual in nature, which impact the comparability of historic results. These items are described below. It should be read in conjunction with the historical financial information included in the Consolidated Condensed Financial Statements.

    RESULTS OF OPERATIONS

                                                                                                  THREE MONTHS
                                                                                                 ENDED MARCH 31,
                                                                                       -----------------------------------
                                                                                         1999       1998       % CHANGE
                                                                                       ---------  ---------  -------------
                                                                                              (DOLLARS IN MILLIONS)
NET SALES:
RJRT.................................................................................  $   1,651  $   1,176           40%
Reynolds International...............................................................        715        809          (12)
                                                                                       ---------  ---------
    Total Tobacco....................................................................      2,366      1,985           19
                                                                                       ---------  ---------
Nabisco Biscuit......................................................................        867        850            2
U.S. Foods Group.....................................................................        435        530          (18)
International Food Group.............................................................        553        582           (5)
                                                                                       ---------  ---------
    Total Food.......................................................................      1,855      1,962           (5)
                                                                                       ---------  ---------
                                                                                       $   4,221  $   3,947            7
                                                                                       ---------  ---------
                                                                                       ---------  ---------

ONGOING OPERATING COMPANY CONTRIBUTION:(1)
RJRT(2)..............................................................................  $     275  $     340          (19)%
Reynolds International...............................................................        120        173           (31 )
                                                                                       ---------  ---------
    Total Tobacco....................................................................        395        513           (23 )
                                                                                       ---------  ---------
Nabisco Biscuit(3)...................................................................        121        143           (15 )
U.S. Foods Group(3)..................................................................         49         63           (22 )
International Food Group(3)..........................................................         32         32            --
                                                                                       ---------  ---------
    Total Food.......................................................................        202        238           (15 )
                                                                                       ---------  ---------
Headquarters.........................................................................        (20)       (19)           (5 )
                                                                                       ---------  ---------
                                                                                       $     577  $     732           (21 )
                                                                                       ---------  ---------
                                                                                       ---------  ---------

------------------------------

(1) Ongoing operating company contribution represents operating income before amortization of trademarks and goodwill, restructuring expense and unusual items (see notes (2) and (3) below).

(2) 1998 excludes a charge of $312 million ($199 million after-tax or $.62 per diluted common share) for initial, upfront tobacco settlement costs relating to the agreements between RJRT and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota.

(3) 1999 excludes a charge of $15 million ($7 million after-tax, net of minority interest or $0.02 per diluted share) related to the implementation of the 1998 restructuring of the food business ($13 million at Biscuit, $1 million at U.S. Foods Group and $1 million at International).

UNLESS OTHERWISE NOTED ALL OPERATING COMPANY CONTRIBUTION COMPARISONS WITHIN THE FOLLOWING DISCUSSIONS ARE BASED ON ONGOING RESULTS, WHICH EXCLUDE UNUSUAL ITEMS DISCLOSED ABOVE.

    See note 6 to the Consolidated Condensed Financial Statements regarding the pending sale by RJRN and RJRT of the international tobacco business and the separation of the domestic tobacco and food businesses.

TOBACCO

    The tobacco line of business is conducted by RJRT and R.J. Reynolds International ("Reynolds International").

    RJRT's net sales for the first quarter were $1.65 billion, $475 million higher than the comparable period in 1998. The increase is primarily attributable to higher pricing ($649 million), partially offset by lower volume ($172 million). The pricing increase is before competitive discounting. See the operating company contribution discussion below. Volume for the first quarter of 1999 decreased 14% from the comparable 1998 period. Industry volume decreased 10% for the period.

    RJRT's overall retail share of market for the first quarter of 1999 decreased to 24.41% from 25.44% in the prior year comparable period. RJRT's full-price share of market declined to 15.54% from 16.47%, while its savings share of market decreased to 8.87% from 8.97%. Industry-wide shipments for the full-price category increased to 74% of total shipments from 73% in 1998. RJRT's full-price shipments as a percentage of its total shipments were consistent with the first quarter of 1998 at 62%.

    Camel shipments were down 9% in the quarter compared to 1998, slightly better than the overall industry decline. Due to heavy competitive discounting and promotion, Winston shipments were down 18% for the quarter. In addition, the first quarter of 1998 included strong shipments of the repositioned, "No Bull" Winston. Salem volume declined 13% for the first quarter versus the 1998 comparable period. New packaging and marketing programs for Salem were rolled out nationwide during the first quarter after a year of successful testing in New York City. Salem's positioning, "Its Not What You Expect", blends attention-grabbing advertising, new product styles and innovative promotional programs to gain competitive leverage. The campaign's primary focus will be in selected high-potential markets. Volume for Doral, the industry's leading savings brand, was down for the quarter by 16% versus the comparable 1998 period, slightly above the industry category decline, due to overall aggressive promotion in the savings segment. Doral's retail share of market declined .07 share points for the period.

    RJRT's operating company contribution decreased 19% to $275 million for the first quarter of 1999 from $340 million in 1998 (excluding initial, upfront tobacco settlement costs of $312 million in 1998). The decrease is due primarily to increased ongoing tobacco settlement costs, ($468 million), lower volume ($145 million) and competitve discounting (marketing) ($80 million), partially offset by higher pricing ($649 million).

    Reynolds International's net sales were $715 million for the first quarter of 1999, a decrease of 12% over the comparable 1998 quarter, due primarily to lower volume, partially offset by favorable foreign currency translation. Overall volume for the quarter of 42.4 billion units was down 13% versus 1998, primarily due to a 33% volume decrease in the CIS and Baltics region caused by deteriorating economic conditions in those countries. The poor economy and uncertain conditions fostered a decline in consumer purchasing power and weak demand for mid- and premium priced products. Lower margin Russian brands' volume increased approximately 11% as a result of brand substitution.

    Volume in the Southern Europe/Northern Africa region was up 11%, driven by increases in Camel volume in Italy and the Canary Islands and an increase in Winston volume in Spain.

    Operating company contribution was $120 million for the quarter, a decrease of 31% from the comparable period in 1998. The decrease in the first quarter of 1999 is mainly attributable to the volume decline and brand substitution in the CIS and Baltics region.

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

Implementation of the remaining regulations, which prohibit or impose stringent limits on a broad range of sales and marketing practices, was stayed by the U.S. District Court for the Middle District of North Carolina (COYNE BEAHM V. UNITED STATES FOOD & DRUG ADMINISTRATION) pending appeal of denial of motions for summary judgment by RJRT and others in the tobacco industry. On August 14, 1998, the U.S. Court of Appeals for the Fourth Circuit reversed a portion of the District Court ruling, finding that the FDA had exceeded its authority by regulating tobacco products. On April 26, 1999, The U.S. Supreme Court agreed to hear the FDA's appeal of the Fourth Circuit's ruling. RJRT is unable to predict the ultimate outcome of this litigation seeking to find the FDA's regulations to be unlawful. If the ruling by the Fourth Circuit were reversed, and if the full regulations do go into effect, they could be expected to have an adverse effect on cigarette sales and RJRT.

    In December 1992, the U.S. Environmental Protection Agency (the "EPA") issued a report entitled, "Respiratory Health Effects of Passive Smoking: Lung Cancer and Other Disorders," which classified environmental tobacco smoke as a Group A (known human) carcinogen. On June 22, 1993, RJRT and others filed suit in the U.S. District Court for the Middle District of North Carolina (FLUE-CURED STABILIZATION CORP. V. U.S. ENVIRONMENTAL PROTECTION AGENCY) to challenge the validity of the EPA report. On July 17, 1998, the court's ruling on the plaintiffs' motion for summary judgment found that the EPA's classification of environmental tobacco smoke was invalid, and vacated those portions of the EPA report dealing with lung cancer. The government appealed this ruling to the Court of Appeals for the Fourth Circuit where oral argument is expected in June 1999.

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

    In 1997, Texas enacted legislation very similar to the Massachusetts law, except that the Texas statute authorizes confidentiality of trade secrets. The Texas Department of Health (TDH) promulgated regulations that require both ingredient and nicotine-yield reports to be filed by December 1, 1999.

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

    In August 1998, the Massachusetts Department of Health issued regulations for public comment that would require (beginning July 1, 2000) annual reporting on a brand-by-brand basis of 43 smoke constituents in both mainstream smoke and sidestream smoke. RJRT and the other manufacturers believe that the Department lacks legal authority to promulgate these proposed regulations. Nevertheless, RJRT and the other manufactures proposed conducting a cooperative benchmarking study to address certain DOH concerns. The DOH has agreed not to finalize or amend these regulations until it has reviewed the results of the manufacturers study.

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

    For a description of certain litigation affecting RJRT and its affiliates, including the effects on results of operations of certain attorney general agreements, see note 5 to the Consolidated Condensed Financial Statements.

FOOD

    The food line of business is conducted through the operating subsidiaries of Nabisco Holdings Corp. ("Nabisco Holdings"). Nabisco Holdings' businesses in the United States are comprised of Nabisco Biscuit and the U.S. Foods Group. Nabisco Holdings' businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. (collectively, the "International Food Group").

    Biscuit's net sales increased 2% reflecting price increases and volume gains in core cookies and crackers, partially offset by lower volumes in SnackWell's and breakfast snacks. Net sales increased 4% after adjusting for fewer selling days in the first quarter of 1999.

    Net sales for the U.S. Foods Group decreased 18% from the first quarter of 1998, due primarily to divestitures of business in 1998 (College Inn broths, the tablespreads and egg substitute businesses, Plush Pippin frozen pies and the chocolate yogurt businesses). Excluding the impact of these divestitures, net sales increased 7% primarily due to increased volumes from Planters nuts, Life Savers candy, and A.1. steak sauces.

    The International Food Group's net sales decreased 5% primarily due to currency devaluation in Brazil and Canada and volume declines in Brazil, Argentina, Colombia and Ecuador, partially offset by price increases in Brazil, and volume gains in Canada, Mexico, and the Caribbean.

    Nabisco Biscuit's operating company contribution decreased by 15% primarily due to increased marketing spending for core brands and higher costs associated with the implementation of the redesigned direct store delivery sales force. Price increases and lower manufacturing fixed overhead costs resulting from the impact of restructuring programs partially offset these higher costs.

    The U.S. Foods Group's operating company contribution decreased 22% from the comparable 1998 period primarily due to businesses divested in 1998. Excluding the results of divested businesses in both periods, the U.S. Foods Group's operating company contribution increased 11% as a result of volume gains in Planters nuts, Life Savers candy and A.1. steak sauces. Also contributing to the improvement was the impact of restructuring programs on fixed overhead costs, partially offset by increased marketing costs.

    The International Food Group's operating company contribution remained unchanged from a year ago. Although earnings increased in Brazil as a result of the elimination of unprofitable product lines and lower fixed overhead costs, the net impact of operations in other Latin American countries and Canada offset these gains.

1998 RESTRUCTURING EXPENSE

    In the second and fourth quarters of 1998, Nabisco recorded restructuring expenses of $406 million ($216 million after-tax, net of minority interest) and $124 million ($75 million after-tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees, of which 3,825 positions were eliminated as of March 31, 1999. The restructuring programs will require cash expenditures of approximately $205 million, of which $16 million was paid in the first quarter of 1999 primarily for severance and benefits. In addition, the programs will require additional expenses of approximately $134 million, of which $15 million ($7 million after-tax, net of minority interest) was incurred in the first quarter of 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

Pre-tax savings in 1999 are expected to be approximately $80 million and, after completion of the programs, are expected to be approximately $145 million annually.

    For the three months ended March 31, 1999, $33 million of the accrual was utilized as follows: $17 million for severance and benefits, $9 million for the disposal of assets and $7 million for other exit costs.

    In the fourth quarter of 1998, Reynolds International recorded a pre-tax restructuring charge of $73 million to retool its operations in Russia and other countries in the CIS region in response to continuing depressed economic conditions in these countries. The pre-tax charge, which had no associated income tax benefit, included severance and related benefits associated with a workforce reduction of 2,900 employees of approximately $19 million as well as the rationalization of manufacturing facilities of approximately $54 million. Pre-tax savings in 1999 are expected to be approximately $20 million and, after completion of the program, are expected to be approximately $28 million annually. As of March 31, 1999, $3 million of the accrual was utilized for severance and related benefits and $3 million was utilized for the rationalization of manufacturing facilities (costs incurred to close a facility in Lviv). Cash expenditures amounted to approximately $3 million of the total charges applied against the reserve.

1997 RESTRUCTURING EXPENSE

    In the fourth quarter of 1997, RJRN Holdings recorded a pre-tax restructuring expense of $301 million ($235 million after-tax) to reorganize its worldwide tobacco operations. The restructuring program is expected to yield approximately $155 million in annual pre-tax savings beginning in the year 2000. As of March 31, 1999, $8 million of the tobacco restructuring accruals were utilized primarily for employee severance and related benefits. All of the charges applied against the reserve were cash expenditures.

1996 RESTRUCTURING EXPENSE

    The 1996 restructuring program, which was undertaken to streamline operations and improve profitability of the food business, has been completed and the balance remaining at December 31, 1998 of $2 million for severance costs was paid during the first quarter of 1999.

TOBACCO SETTLEMENT AND RELATED EXPENSES

    In the first quarter of 1998, $312 million ($199 million after-tax) was recorded for initial, upfront tobacco settlement costs relating to the agreements between RJRT and the Minnesota state attorney general and Blue Cross and Blue Shield of Minnesota. Ongoing tobacco settlement costs recorded in the first quarter of 1999 are included in cost of products sold.

    In the fourth quarter of 1998, RJRT recorded a $151 million expense for a workforce reduction of approximately 1,300 employees in response to changing business conditions which will likely result from the multi-state settlement agreement signed in November 1998. Pre-tax savings in 1999 and 2000 are expected to be approximately $60 million and $95 million, respectively. For the three months ended March 31, 1999, RJRT incurred $5 million of payments, which were applied against the reserve.

PROVISION FOR INCOME TAXES

    The decrease in the effective tax rate from 169.2% in 1998 to 45.8% in 1999 is due primarily to the relative impact of non-deductible goodwill amortization on income before income taxes.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

    On January 1, 1999, RJRN Holdings and RJRN adopted Statement of Position No. 98-5, Reporting on the Costs of Start-up activities. See note 1 to the Consolidated Condensed Financial Statements for further discussion.

    See note 1 to the Consolidated Condensed Financial Statements for a discussion regarding recently issued accounting pronouncements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in operating activities were $34 million in the first quarter of 1999 compared to a use of $284 million for the first quarter of 1998. The decrease in cash used primarily reflects the increased pricing of domestic tobacco products, the timing of payments for leaf purchases and certain other accounts payable, and lower income tax and restructuring payments, partially offset by an increase in tobacco settlement payments and lower domestic tobacco product volume.

    Net cash flows used in investing activities for the first quarter of 1999 were $76 million, compared to a use of $141 million in 1998. The decrease is due to lower capital expenditures at Reynolds International and Nabisco.

    Net cash flows from financing activities were $64 million for the first three months of 1999, compared to $293 million in 1998. The decrease was primarily due to a decrease in borrowings.

    Free cash flow, another measure used by management to evaluate liquidity and financial condition, represents cash available for the repayment of debt and certain other corporate purposes such as common stock dividends, stock repurchases and acquisitions. It is essentially net cash flow from operating activities and investing activities per the Consolidated Statements of Cash Flows, adjusted for acquisitions and divestitures of businesses, less preferred stock dividends. Free cash flow resulted in an outflow of $54 million and an outflow of $323 million for the first three months of 1999 and 1998, respectively. The decrease in the outflow primarily reflects the increased pricing of domestic tobacco products, the timing of payments for leaf purchases and certain other accounts payable, lower income tax and restructuring payments and a decrease in capital expenditures, partially offset by the increase in tobacco settlement payments and lower domestic tobacco product volume.

    Total estimated payments in 1999 for all tobacco ligitation settlement agreements currently in effect and their associated costs, including the multi-state settlement agreement and all other attorney general agreements and related amendments and fee payment agreements will be approximately $1.6 billion, $316 million of which has been paid as of March 31, 1999. Payments will be funded primarily by cash flows from operating and financing activities. Payments in future years are estimated to exceed $2.0 billion per year, but these amounts will be subject to, among other things, the volume of cigarettes sold by RJRT, RJRT's market share and inflation adjustments. For further discussion of the potential impact of regulatory and litigation issues and various litigation settlements, including the effects of certain attorney general agreements, see note 5 to the Consolidated Condensed Financial Statements.

    Capital expenditures were $80 million for the first three months of 1999. Management expects the current level of capital expenditures for 1999 to be approximately $350 million to $400 million (approximately 56% Food and 44% Tobacco), which will be funded primarily by cash flows from operating and financing activities. Management expects its capital expenditures program will continue at a level sufficient to support the strategic and operating needs of RJRN Holdings' operating subsidiaries.

    RJRN maintains a three-year revolving credit facility, of which no borrowings were outstanding at March 31, 1999, and a 364-day credit facility primarily to support commercial paper issuances, of which the entire facility was substantially available at March 31, 1999. The commitments under the revolving credit facility decline to approximately $2.1 billion in 1999, to $2.0 billion in 2000 and to $1.7 billion in 2001 and terminate upon consummation of the sale of the international tobacco business. RJRN anticipates that it will negotiate the terms and amounts of a new credit facility to support the operations of the domestic tobacco business after the completion of the separation of the food and tobacco businesses. See note 6 to the Consolidated Condensed Financial Statements for further discussion.

    On April 13, 1999, RJRN Holdings offered to purchase any and all of its 9.5% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the transactions described in note 6 to the Consolidated Condensed Financial Statements. The expiration date for the consent solicitation is May 17, 1999, unless extended by RJRN Holdings.

    Also on April 13, 1999 RJRN offered to purchase substantially all of its outstanding debt securities and sought consents from the holders of those securities to waive covenants that might have prevented some of the transactions described in note 6 to the Consolidated Condensed Financial Statements. These consents were received as of April 26, 1999. The offer to purchase is subject to consummation of the sale of the international tobacco business to Japan Tobacco Inc. RJRN expects the sale to close before the end of May 1999, and the transfer of RJRN's interest in Nabisco to take place shortly thereafter.

    In connection with the reorganization, on April 29, 1999, RJRN issued a preliminary private placement offering memorandum to issue $500 million of notes due 2003 and $500 million of notes due 2006. The net proceeds received will be used for general corporate purposes.

FOREIGN MARKET RISK

    Nabisco is exposed to the current volatility of financial markets in Brazil, which impacted the International Food Group's financial position. As of March 31, 1999, Brazil's currency, the REAL, suffered a devaluation of approximately 50% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $125 million.

    Current volatility of financial markets and political uncertainty in Russia and the rest of the CIS region have and could continue to adversely impact RJRN's results of operations. Reynolds International's sales, volume and profits for the first quarter of 1999 suffered from deteriorating economies in Russia and the rest of the CIS region. In Russia, domestic and imported volume declined 21% during the first quarter compared to 1998, while sales declined 47% and operating company contribution declined to a loss of approximately $32 million from income of approximately $16 million. The poor economy and uncertain conditions has fostered a decline in consumer purchasing power and weak demand for mid- and premium-priced products. These conditions have adversely impacted Reynolds International's results of operations over the past six to nine months. At this time, RJRN is unable to predict with any certainty the long-term impact of these developments in Russia, but anticipates that these factors could continue to have an adverse effect on RJRN's results of operations in 1999.

YEAR 2000 ISSUE

    RJRN Holdings is implementing plans to address the implications of the year 2000 on its computer systems and business operations. The year 2000 issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000. The status of RJRN Holdings' year 2000 compliance effort as of March 31, 1999 follows.

    A revised reporting mechanism was implemented at Reynolds International for the purpose of collecting more detailed and consistent status data from each of their sites. The refined data provides management with the means to more accurately assess the current status of each year 2000 activity at the sites and enables earlier detection of potential problem areas. As a result, the current status is a better indicator of Reynolds International's progress on year 2000 initiatives.

    RJRN Holdings has inventoried and assessed its financial, information and operational systems, and has developed detailed plans for required systems modifications or replacements. This process has been completed for all information technology systems ("IT systems"). Management estimates that this process is approximately 95% complete for information systems with embedded technology ("non-IT systems"), which include, but are not limited to, process control, automated factory/assembly lines, environmental safety, quality control and facilities. This phase is anticipated to be completed during the second quarter of 1999. Management believes that the risk of critical issues arising from the remaining items to be inventoried is minimized due to the duplication of equipment across facilities within each operating company.

    Software remediation (modifying existing programs to make them year 2000 compliant) is progressing and, in the case of IT systems, is approximately 98% complete for Nabisco Holdings, approximately 99% complete for RJRT, and approximately 88% complete for Reynolds International. Management expects this phase of year 2000 readiness to be complete by the end of the second quarter of 1999. In the case of non-IT systems, software remediation efforts are ongoing and estimated completion dates are the end of the third quarter of 1999 for Nabisco Holdings and the second quarter of 1999 for Reynolds International. RJRT has completed this phase of year 2000 readiness for non-IT systems.

    Software testing following remediation is approximately 92% complete for IT systems at Nabisco Holdings and RJRT and is approximately 82% complete at Reynolds International. Management expects that testing at Nabisco Holdings and RJRT will be complete during the third quarter of 1999 and at Reynolds International by the end of the second quarter of 1999. With respect to non-IT systems, testing is ongoing at Nabisco Holdings, with anticipated completion by the end of the third quarter of 1999. This phase is approximately 90% complete at RJRT and approximately 82% complete at Reynolds International, with the balance expected to be complete by the end of the third and second quarters of 1999, respectively.

    Approximately 90% of IT systems at Nabisco Holdings are compliant and in production. Management expects the remainder to be complete during the third quarter of 1999. Approximately 88% of IT systems at RJRT are compliant and in production. Management anticipates the balance to be complete by the end of the third quarter of 1999. Approximately 76% of IT systems at Reynolds International have been tested and are in production. Management anticipates the balance to be complete during the second quarter of 1999. Approximately 89% of non-IT Systems at RJRT and approximately 65% at Reynolds International are compliant and in production. Management anticipates all non-IT systems will be fully year 2000 compliant in the third quarter of 1999. Approximately 79% of Nabisco Holdings' non-IT systems are compliant, with the balance anticipated to be completed by November of 1999.

    RJRN Holdings is also in contact with suppliers, vendors, service providers and customers to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco Holdings initiated an effort to obtain a more accurate and up-to-date status of third parties' year 2000 compliance. This involved re-contacting all previously contacted third parties, as well as contacting additional selected third parties. Nabisco Holdings has received responses from 37% of identified third parties, with 35% of identified third parties confirming that they are currently compliant, 1% are not in compliance but assure that they will be compliant by the end of 1999, and 1% confirming they will not be in compliance. RJRT has received responses from 99% of identified third parties, as follows: 84% of identified third parties have confirmed that they are fully compliant, 14% are not currently compliant but expect to be by the end of 1999, and 1% will not be in compliance. Reynolds International has received correspondence from 56% of identified third parties. Approximately 39% of identified third parties are currently in compliance, with the remaining 17% assuring they will achieve full compliance by the end of the fourth quarter of 1999. Internationally, however, many governmental agencies and utilities have not been proactive in addressing the year 2000 problem and have not provided sufficient assurances regarding their state of year 2000 readiness. The status of year 2000 efforts for those third parties that have been identified as critical will continue to be monitored and contingency plans specific to those third parties are being, or have been, developed.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $90 million, of which $50 million has been spent as of March 31, 1999, details of which are as follows:

                                                              TOTAL COSTS AS OF    ANTICIPATED TOTAL
                                                               MARCH 31, 1999        PROJECT COSTS
                                                             -------------------  -------------------
BY SYSTEM TYPE
  IT Systems...............................................       $      45            $      71
  Non-IT Systems...........................................               5                   19

BY WORK PERFORMED
  Remediation..............................................       $      47            $      84
  Replacement..............................................               3                    6

INTERNAL/EXTERNAL
  Internal Cost............................................       $      28            $      41
  Replacement/Contractor Costs.............................              22                   49

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

    RJRN Holdings' systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. However, these procedures have been expanded to include additional procedures for potential year 2000 issues. In addition, contingency plans to protect the business from year 2000-related interruptions are being developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. These plans have already been completed at RJRT and will be complete at Nabisco Holdings and Reynolds International by the end of the second and third quarters of 1999, respectively. The possible consequences of RJRN Holdings or key third parties not being fully year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, RJRN Holdings believes its year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the year 2000 issue on its business, results of operations or financial condition.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements particularly with respect to the level of capital expenditures, foreign market risk, the implementation of a new bank credit facility, the reorganization of the businesses of RJRN, the impact of proposed litigation settlements, including certain attorney general agreements related to the tobacco business and the impact of the year 2000 issue on computer systems and applications, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, the effect on financial performance and future events of competitive pricing for products, success of new product innovations and acquisitions, local economic conditions and the effects of currency fluctuations in countries in which RJRN Holdings and its subsidiaries do business, the effects of domestic and foreign government regulation, ratings of RJRN Holdings' or its subsidiaries' securities and, in the case of the tobacco business, litigation and related legislative and regulatory developments. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS
  TOBACCO-RELATED LITIGATION

    OVERVIEW. Various legal actions, proceedings and claims are pending or may be instituted against R. J. Reynolds Tobacco Company ("RJRT") or its affiliates (including, with increasing frequency, RJRN and RJRN Holdings) or indemnitees, including those claiming that lung cancer and other diseases as well as addiction have resulted from the use of or exposure to RJRT's tobacco products. During the first quarter of 1999, 35 new actions were served against RJRT and/or its affiliates or indemnitees (as against 72 in the first quarter of 1998) and 49 actions were dismissed or otherwise resolved in favor of RJRT and/or its affiliates or indemnitees without trial. There have been noteworthy increases in the number of cases pending. On March 31, 1999, there were 647 active cases pending, as compared with 550 on March 31, 1998 and 278 on March 31, 1997. As of April 28, 1999, 661 active cases were pending against RJRT and/or its affiliates or indemnitees: 655 in the United States; 3 in Canada; 1 in each of the Marshall Islands, Nigeria and Puerto Rico.

    The U.S. cases are pending in 41 U.S. states and the District of Columbia, although four states -- West Virginia, Florida, New York and California -- account for 61% of these cases. The breakdown is as follows: 125 in West Virginia; 112 in New York; 111 in Florida; 53 in California; 34 in Massachusetts; 25 in Louisiana; 18 in Texas; 16 in each of Pennsylvania and Tennessee; 15 in D.C.; 11 in New Jersey; 10 in Alabama; nine in each of Illinois and Mississippi; seven in Ohio; six in Iowa; five in each of Indiana, Maryland, Minnesota Missouri and Nevada; four in each of Arkansas, Georgia, Oklahoma, Rhode Island and Virginia; three in each of Arizona, Canada, New Mexico, Washington and Wisconsin; two in each of Colorado, Hawaii, Kentucky, Michigan, North Carolina, North Dakota, South Carolina, South Dakota and Utah; and one in each of Kansas, New Hampshire, and Oregon. Of the 655 active U.S. cases, 168 are pending in federal court, 482 in state court and five in tribal court). Most of these cases were brought by individual plaintiffs, but an increasing number, discussed below, seek recovery on behalf of third parties or large classes of claimants.

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

    For information about other litigation and legal proceedings, see note 5 to the Consolidated Condensed Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Governmental Activity."

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS.

    See Item 4.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On April 13, 1999, RJRN commenced cash tender offers and consent solicitations for the debt securities listed below, which constitute substantially all of RJRN's outstanding debt securities. The consents cover amendments to the indentures under which these debt securities were issued which will eliminate substantially all restrictive operating and financial covenants contained in these indentures. Elimination of these covenants will facilitate the reorganization and debt restructuring transactions currently underway. The requisite consents were received as of April 26, 1999, and supplemental indentures were executed which will become operative upon the acceptance for payment of securities tendered pursuant to the tender offers, which is expected to occur promptly following the current expiration date of May 17, 1999.

    Title of Security

    8.0% Notes due 2000
    7.625% Medium Term Notes ("MTNs") due 2000
    8.00% Notes due 2001
    7.375% MTNs due 2001
    7.63% MTNs due 2001
    6.8% MTNs due 2001
    8 5/8% Notes due 2002
    7 5/8% Notes due 2003
    8.25% Notes due 2004
    8.75% Notes due 2005
    8.5% Notes due 2007
    8.75% Notes due 2007
    9.25% Debentures due 2013
    8.75% Senior Notes due 2004

    Also on April 13, 1999, RJRN Holdings commenced a cash tender offer and consent solicitation for any and all of the 9.5% Trust Originated Preferred Securities ("TOPrS") of RJR Nabisco Holdings Capital Trust II. The consent covers amendments and a waiver to the TOPrS indenture to facilitate the reorganization and debt restructuring transactions of RJRN Holdings that are currently underway. If the requisite consents are received, a supplemental indenture will be executed and become operative upon the acceptance for payment of securities tendered pursuant to the tender offer, which is expected to occur promptly following the current expiration date of May 17, 1999.

ITEM 5. OTHER INFORMATION

    None

                            ------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

     12.1  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Combined Fixed Charges
           and Preferred Stock Dividends for the three months ended March 31, 1999.
     12.2  RJR Nabisco Holdings Corp. Computation of Ratio of Earnings to Fixed Charges for the
           three months ended March 31, 1999.
     12.3  RJR Nabisco, Inc. Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1999.
     27.1  RJR Nabisco Holdings Corp. Financial Data Schedule for the three months ended March
           31, 1999.
     27.2  RJR Nabisco, Inc. Financial Data Schedule for the three months ended March 31, 1999.

    (b) Reports on Form 8-K

    Report on Form 8-K dated March 9, 1999, (the "8-K") regarding an announcement that: (i) RJR Nabisco, Inc. and its wholly-owned subsidiary R.J. Reynolds Tobacco Company ("RJRT") had entered into a definitive agreement for the sale of the international tobacco business of RJRT and its subsidiaries to Japan Tobacco, Inc.; and (ii) the Board of Directors of RJR Nabisco Holdings ("RJRN Holdings") had approved a plan to distribute shares in its domestic tobacco business to RJRN Holdings' shareholders in the form of a tax-free spin-off transaction and attaching as an exhibit, the related RJRN Holdings press release.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              RJR NABISCO HOLDINGS CORP.
                                              RJR NABISCO, INC.

                                                               (Registrants)

Date: May 5, 1999                             /s/ DAVID B. RICKARD
                                              ------------------------------------------------
                                              David B. Rickard
                                              Senior Vice President and Chief Financial
                                              Officer

                                              /s/ RICHARD G. RUSSELL
                                              ------------------------------------------------
                                              Richard G. Russell
                                              Senior Vice President and Controller