Form 10-Q
period 1999-06-30
NABISCO GROUP HOLDINGS CORP
filed 1999-08-13
CIK 847903

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                             ---------------------

                          NABISCO GROUP HOLDINGS CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                        1-10215                 13-3490602
 (State or other jurisdiction      (Commission file number)     (I.R.S. Employer
              of                                                 Identification
incorporation or organization)                                        No.)

                          1301 AVENUE OF THE AMERICAS
                         NEW YORK, NEW YORK 10019-6013
                                 (212) 258-5600

       (Address, including zip code, and telephone number, including area code, of the registrant's principal executive offices)

                         ------------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X , NO ___.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JULY 31, 1999:
326,137,507 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                                              PAGE
                                                                                                            ---------
PART I--FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Condensed Statements of Income--Three and Six Months Ended June 30, 1999 and
             1998.........................................................................................          1

           Consolidated Condensed Statements of Cash Flows--Six Months Ended June 30, 1999 and 1998.......          2

           Consolidated Condensed Balance Sheets--June 30, 1999 and December 31, 1998.....................          3

           Notes to Consolidated Condensed Financial Statements...........................................          4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations..........         11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....................................         16

PART II--OTHER INFORMATION

Item 1.    Legal Proceedings..............................................................................         18

Item 4.    Submission of Matters to a Vote of Security Holders............................................         18

Item 6.    Exhibits and Reports on Form 8-K...............................................................         19

Signatures................................................................................................         20

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS           SIX MONTHS
                                                                         ENDED                 ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                  --------------------  --------------------
                                                                    1999       1998       1999       1998
                                                                  ---------  ---------  ---------  ---------
NET SALES.......................................................  $   2,023  $   2,131  $   3,878  $   4,093
                                                                  ---------  ---------  ---------  ---------
Costs and expenses:
  Cost of products sold.........................................      1,089      1,187      2,116      2,312
  Selling, advertising, administrative and general expenses.....        703        691      1,344      1,289
  Amortization of trademarks and goodwill.......................         54         57        107        113
  Restructuring charge..........................................         --        406         --        406
                                                                  ---------  ---------  ---------  ---------
    OPERATING INCOME (LOSS).....................................        177       (210)       311        (27)
Interest and debt expense.......................................        (90)      (102)      (188)      (206)
Other income (expense), net.....................................         --         (3)       (10)       (12)
                                                                  ---------  ---------  ---------  ---------
    INCOME (LOSS) BEFORE INCOME TAXES...........................         87       (315)       113       (245)
Provision (benefit) for income taxes............................         36        (99)        45        (72)
                                                                  ---------  ---------  ---------  ---------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN INCOME (LOSS) OF
      NABISCO HOLDINGS..........................................         51       (216)        68       (173)
Less minority interest in income (loss) of Nabisco Holdings.....         13        (39)        20        (28)
                                                                  ---------  ---------  ---------  ---------
    INCOME (LOSS) FROM CONTINUING OPERATIONS....................         38       (177)        48       (145)
Discontinued operations:
  Income (loss) from operations of discontinued businesses, net
    of income taxes.............................................        (42)        47         24         (5)
  Gain on discontinued businesses, net of income taxes (note
    2)..........................................................      2,970         --      2,970         --
                                                                  ---------  ---------  ---------  ---------
    INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................      2,966       (130)     3,042       (150)
Extraordinary item--loss on early extinguishment of debt, net of
  income taxes (note 2).........................................       (279)        --       (279)        --
                                                                  ---------  ---------  ---------  ---------
    NET INCOME (LOSS)...........................................  $   2,687  $    (130) $   2,763  $    (150)
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations......................  $     .10  $    (.58) $     .12  $    (.52)
  Income (loss) from discontinued operations....................       9.01        .14       9.21       (.01)
  Extraordinary loss............................................       (.86)        --       (.86)        --
                                                                  ---------  ---------  ---------  ---------
    Net income (loss)...........................................  $    8.25  $    (.44) $    8.47  $    (.53)
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations......................  $     .10  $    (.58) $     .12  $    (.52)
  Income (loss) from discontinued operations....................       9.01        .14       9.21       (.01)
  Extraordinary loss............................................       (.86)        --       (.86)        --
                                                                  ---------  ---------  ---------  ---------
    Net income (loss)...........................................  $    8.25  $    (.44) $    8.47  $    (.53)
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

DIVIDENDS PER SHARE OF COMMON STOCK.............................  $   .5125  $   .5125  $   1.025  $   1.025
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                     SIX MONTHS      SIX MONTHS
                                                                                       ENDED            ENDED
                                                                                   JUNE 30, 1999    JUNE 30, 1998
                                                                                   --------------  ---------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)..............................................................    $    2,763       $    (150)
  Less income (loss) from discontinued operations................................         2,994              (5)
                                                                                        -------           -----
  Subtotal.......................................................................          (231)           (145)
                                                                                        -------           -----
  Adjustments to reconcile to net cash flows from continuing operating activities:
      Depreciation and amortization..............................................           239             250
      Deferred income tax provision (benefit)....................................            21            (112)
      Extraordinary loss on early extinguishment of debt.........................           428              --
      Changes in working capital items, net......................................          (422)           (269)
      Restructuring charge, net of cash payments.................................           (41)            401
      Other, net.................................................................            24             (39)
                                                                                        -------           -----
        Total adjustments........................................................           249             231
                                                                                        -------           -----
    Net cash flows from continuing operating activities..........................            18              86
    Net cash flows from discontinued operations..................................         2,284             298
                                                                                        -------           -----
    Net cash flows from operating activities.....................................         2,302             384
                                                                                        -------           -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures...........................................................           (99)           (168)
  Acquisition of business........................................................            --              (9)
  Investment in commercial paper.................................................          (114)             --
  Proceeds on the sale of assets.................................................            14               5
  Repurchases of Nabisco Holdings' Class A common stock..........................           (12)            (38)
  Proceeds from exercise of Nabisco Holdings' Class A common stock options.......             7              22
                                                                                        -------           -----
    Net cash flows used in investing activities..................................          (204)           (188)
                                                                                        -------           -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt..................................          (115)          1,090
  Repurchase/redemption of trust preferred securities............................        (1,265)             --
  Increase (decrease) in short-term borrowings...................................           181            (993)
  Dividends paid on common and preferred stock...................................          (583)           (373)
  Repurchase of ESOP preferred stock.............................................          (202)             --
  Other, net.....................................................................            63              56
                                                                                        -------           -----
    Net cash flows used in financing activities..................................        (1,921)           (220)
                                                                                        -------           -----
Effect of exchange rate changes on cash and cash equivalents.....................            (6)             (5)
                                                                                        -------           -----
    Net change in cash and cash equivalents......................................           171             (29)
Cash and cash equivalents at beginning of period.................................           112             127
                                                                                        -------           -----
Cash and cash equivalents at end of period.......................................    $      283       $      98
                                                                                        -------           -----
                                                                                        -------           -----
Income taxes paid, net of refunds................................................    $      223       $      73
Interest paid....................................................................    $      191       $     179

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                                                JUNE 30, 1999   DECEMBER 31, 1998
                                                                                --------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents...................................................    $      283        $     112
  Accounts and notes receivable, net..........................................           511              522
  Inventories.................................................................           819              753
  Prepaid expenses............................................................            70               70
  Income tax asset............................................................           123               --
  Deferred income taxes.......................................................           163              101
  Net assets of discontinued businesses (note 2)..............................            --            6,696
                                                                                     -------          -------
      TOTAL CURRENT ASSETS....................................................         1,969            8,254
                                                                                     -------          -------
Property, plant and equipment, net............................................         2,841            2,947
Trademarks, net...............................................................         3,315            3,368
Goodwill, net.................................................................         3,093            3,182
Other assets and deferred charges.............................................           208               94
                                                                                     -------          -------
                                                                                  $   11,426        $  17,845
                                                                                     -------          -------
                                                                                     -------          -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.......................................................    $       52        $      68
  Accounts payable and accrued liabilities....................................         1,425            1,638
  Current maturities of long-term debt........................................           160              118
  Income taxes accrued........................................................           104              121
                                                                                     -------          -------
      TOTAL CURRENT LIABILITIES...............................................         1,741            1,945
                                                                                     -------          -------
Long-term debt (less current maturities)......................................         3,644            3,619
Minority interest in Nabisco Holdings.........................................           733              752
Other noncurrent liabilities..................................................           745              962
Deferred income taxes.........................................................         1,292            1,226
Contingencies (note 8)
Nabisco Group Holdings' obligated mandatorily redeemable preferred securities
  of subsidiary trusts holding solely junior subordinated debentures*.........            98            1,327
Stockholders' equity:
  ESOP preferred stock........................................................            --              205
  Common stock (1999--329,485,180 shares issued, 1998--328,385,148 shares
    issued)...................................................................             3                3
  Paid-in capital.............................................................         3,608            9,004
  Retained earnings (accumulated deficit).....................................            --             (577)
  Accumulated other comprehensive income (loss)...............................          (324)            (460)
  Treasury stock, at cost.....................................................          (100)            (100)
  Other stockholders' equity..................................................           (14)             (61)
                                                                                     -------          -------
        TOTAL STOCKHOLDERS' EQUITY............................................         3,173            8,014
                                                                                     -------          -------
                                                                                  $   11,426        $  17,845
                                                                                     -------          -------
                                                                                     -------          -------

------------------------
* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September, 2047. The preferred securities will be mandatorily redeemed upon redemption of the junior subordinated debentures. See note 2 for discussion regarding the partial tender and redemption of these securities.

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM REPORTING

    GENERAL

    The consolidated condensed financial statements include the accounts of Nabisco Group Holdings Corp. ("NGH"--formerly named RJR Nabisco Holdings Corp.), and its majority-owned subsidiaries, including 80.5% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of NGH contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented.

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

    Certain prior period amounts have been reclassified to conform to the current period presentation.

    The account balances and activities of R.J. Reynolds Tobacco Holdings, Inc. ("RJR"--formerly named RJR Nabisco, Inc.), which included R.J. Reynolds International ("Reynolds International"), R.J. Reynolds Tobacco Company ("Reynolds Tobacco") and corporate headquarters, are segregated and reported as discontinued operations in the accompanying consolidated condensed financial statements. See note 2 for further discussion. The Consolidated Condensed Financial Statements should be read in conjunction with the restated consolidated financial statements and footnotes of NGH at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 filed on Form 8-K on June 3, 1999.

    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

    On January 1, 1999, NGH adopted SOP No. 98-5, Reporting on the Costs of Start-Up Activities. SOP No. 98-5 established standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. The adoption of SOP No. 98-5 did not have a material effect on NGH's financial position or results of operations.

    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. NGH has not yet determined the impact, if any, that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

    COMPREHENSIVE INCOME

    Total comprehensive income was $2.72 billion and $(161) million for the three months ended June 30, 1999 and 1998, respectively, and $2.69 billion and $(181) million for the six months ended June 30, 1999 and 1998, respectively. Total comprehensive income includes net income (loss), foreign currency translation adjustments and minimum pension liability adjustments.

NOTE 2 -- THE REORGANIZATION

    On March 9, 1999, RJR and Reynolds Tobacco entered into a definitive agreement to sell the international tobacco business for approximately $8 billion, including the assumption of approximately $200 million of net debt, to Japan Tobacco Inc. ("Japan Tobacco"). The sale was substantially completed on May 12, 1999 and resulted in a net gain of approximately $2.97 billion, after income taxes of approximately $1.9 billion, subject to post-closing adjustments. Under the terms of the agreement, Japan Tobacco acquired substantially all of the business, including intellectual property rights of Reynolds International, including the international rights to the CAMEL, WINSTON and SALEM brand names. Proceeds from the sale were used to reduce debt and for general corporate purposes. The repurchase of approximately $4 billion of debt securities by RJR resulted in an extraordinary loss of approximately $384 million ($250 million after-tax) during the period.

    Also on March 9, 1999, NGH announced that its board of directors had approved a plan to separate the domestic tobacco business conducted by Reynolds Tobacco, from the food business conducted by Nabisco's operating subsidiaries. Under the plan, the separation was accomplished by the transfer on May 18, 1999 of RJR's 80.5% interest in Nabisco, together with approximately $1.6 billion in proceeds from the international tobacco sale, to NGH through a merger transaction, followed by a spin-off on June 14, 1999 to NGH stockholders of shares in RJR. The merger transaction and subsequent spin-off are intended to be tax-free. An additional $200 million of proceeds from the international tobacco sale was transferred by RJR to NGH prior to the spin-off in satisfaction of certain liabilities assumed by NGH.

    Upon completion of the spin-off, NGH was legally renamed Nabisco Group Holdings Corp. and continues to exist as a holding company, owning 80.5% of Nabisco. The re-named Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco (symbol: NA) each will continue to trade as separate companies on The New York Stock Exchange. Shares of RJR (symbol: RJR), as the owner of 100% of Reynolds Tobacco, are also trading separately under the changed name of R.J. Reynolds Tobacco Holdings, Inc.

    NGH, RJR and Reynolds Tobacco have entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties as disclosed in the Form 8-K filed by NGH on June 15, 1999.

    On April 13, 1999, NGH offered to purchase any and all of its 9 1/2% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the transactions described above. The consent offer expired on May 17, 1999 and resulted in the tender of approximately $276 million of the total $374 million trust preferred securities. The total cost to tender the preferred securities, including accrued interest, premium fees and consent fees was approximately $314 million. NGH invested approximately $114 million of the proceeds received from RJR from the international tobacco sale in highly rated short-term commercial paper to service future principal and interest payments through 2003 on the trust securities not tendered. Such amount is included in other assets and deferred charges as of June 30, 1999.

    On May 18, 1999, NGH called for redemption all of its $949 million 10% trust preferred securities outstanding. NGH completed the redemption of the full amount of the securities on June 18, 1999.

    The purchase and redemption of the 9 1/2% and 10% trust preferred securities resulted in an extraordinary loss of approximately $44 million ($29 million after-tax) during the period.

    On or about May 18, 1999, NGH called for redemption of all of its outstanding ESOP convertible preferred stock at $16.25 per share, plus accrued dividends. A total of 12,412,767 shares were redeemed at a cost of approximately $202 million. NGH completed this transaction on June 10, 1999. The 406,200 remaining shares were repurchased at $16.00 per share.

    In connection with the reorganization transactions, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco Holdings, Nabisco and NGH ("the Nabisco Plan") and the other plan covers employees and former employees of RJR.

    The split of the assets and liabilities of the old plan was in accordance with a May 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC") and RJR Nabisco Holdings Corp. Based on this agreement and as required by Section 414(1) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective plans. The use of this methodology resulted in a lower actual transfer of assets to the Nabisco Plan of approximately $70 million and the assumption of higher actual benefit obligations of approximately $30 million than the allocated amounts used in the December 31, 1998 consolidated financial statements. The impact of this change, an increase in the unfunded pension liability of $100 million, will be recognized in net periodic benefit costs over future periods. As a result, net periodic benefit cost for full year 1999 is expected to increase by approximately $7 million. The PBGC agreement did not require Nabisco to make additional contributions to the Nabisco Plan.

    Summarized operating results of the discontinued businesses are as follows:

                                                                                 THREE MONTHS           SIX MONTHS
                                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                                             --------------------  --------------------
                                                                               1999       1998       1999       1998
                                                                             ---------  ---------  ---------  ---------
Net sales..................................................................  $   1,844  $   2,161  $   4,210  $   4,146
Provision for income taxes.................................................         62         78        123         73

    Assets and liabilities of the discontinued businesses are as follows:

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Current assets..................................................................   $    2,987
Property, plant and equipment, net..............................................        2,351
Trademarks and goodwill, net....................................................       12,165
Other assets and deferred charges...............................................          341
Current liabilities.............................................................       (2,859)
Long-term debt (less current maturities)........................................       (5,036)
Deferred income taxes...........................................................       (1,936)
Other noncurrent liabilities....................................................       (1,317)
                                                                                  ------------
  Net assets of discontinued businesses.........................................   $    6,696
                                                                                  ------------
                                                                                  ------------

                          ----------------------------

NOTE 3 -- EARNINGS PER SHARE

                                                 THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------------  ------------------------------------------
                                                  1999                  1998                  1999                  1998
                                          --------------------  --------------------  --------------------  --------------------
                                            BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations
  applicable to common stock:
  Income (loss) from continuing
    operations..........................  $      38  $      38  $    (177) $    (177) $      48  $      48  $    (145) $    (145)
  Preferred stock dividends.............         (4)        (4)       (11)       (11)        (8)        (8)       (22)       (22)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          $      34  $      34  $    (188) $    (188) $      40  $      40  $    (167) $    (167)
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Weighted average number of common and
  common equivalent shares outstanding
  (in thousands):
  Common shares.........................    324,769    324,769    323,858    323,858    324,411    324,411    323,828    323,828
  Assumed exercise of NGH's stock
    options.............................         --        347         --         --         --        298         --         --
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                            324,769    325,116    323,858    323,858    324,411    324,709    323,828    323,828
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                          ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    Shares of ESOP convertible preferred stock of 13,214,133 were not included in computing diluted earnings per share for 1998, because the effect would have been antidilutive. Common shares also exclude 949,100 and 965,000 shares of restricted stock as the vesting provisions had not been met at June 30, 1999 and 1998, respectively.

    In connection with the spin-off, options held by employees to purchase RJR Nabisco Holdings Corp. common stock (17,065,066 options) were equitably adjusted into options covering NGH shares (18,354,932 options) and options covering RJR shares (5,456,114 options) in a manner intended to preserve the aggregate benefits under the options.

NOTE 4 -- STOCKHOLDERS' EQUITY

    Changes in stockholders' equity for the six months ended June 30, 1999 was as follows:

                                                                  RETAINED        ACCUMULATED
                                                                  EARNINGS           OTHER
                                        CAPITAL      PAID-IN    (ACCUMULATED     COMPREHENSIVE     TREASURY
IN MILLIONS                             STOCK*       CAPITAL      DEFICIT)       INCOME (LOSS)       STOCK       OTHER      TOTAL
------------------------------------  -----------  -----------  -------------  -----------------  -----------  ---------  ---------
Balance at December 31, 1998........   $     208    $   9,004     $    (577)       $    (460)      $    (100)  $     (61) $   8,014
Net income..........................                                  2,763                                                   2,763
Exercise of stock options...........                       28                                                                    28
Retirement and redemption of ESOP
  preferred stock                           (205)          (2)                                                                 (207)
Cash dividends declared.............                                   (341)                                                   (341)
Foreign currency translation
  adjustments.......................                                                     (87)                                   (87)
ESOP note payments received.........                                                                                  34         34
Recognition of Reynolds
  International cumulative
  translation adjustments upon
  sale..............................                                                     218                                    218
Distribution of RJR stock...........                                 (7,268)               6                           7     (7,255)
Reclassify retained earnings debit
  balance...........................                   (5,423)        5,423                                                      --
Other...............................                        1                             (1)                          6          6
                                           -----   -----------  -------------          -----           -----   ---------  ---------
Balance at June 30, 1999............   $       3    $   3,608     $      --        $    (324)      $    (100)  $     (14) $   3,173
                                           -----   -----------  -------------          -----           -----   ---------  ---------
                                           -----   -----------  -------------          -----           -----   ---------  ---------

*   Includes $3 million of common stock for each reporting period presented.

NOTE 5 -- 1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after tax, net of minority interest) and $124 million ($75 million after tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 4,575 positions were eliminated as of June 30, 1999. The restructuring programs will require net cash expenditures of approximately $205 million. In addition, the programs will require additional restructuring-related expenses of approximately $134 million. $90 million ($43 million after tax, net of minority interest) was incurred since the programs' inception, of which $19 million ($9 million after tax, net of minority interest) and $34 million ($17 million after tax, net of minority interest), respectively, were incurred in the three months and six months ended June 30, 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    The key elements of the $530 million restructuring programs include:

                                                        SEVERANCE       CONTRACT       ASSETS TO BE     OTHER EXIT
IN MILLIONS                                           AND BENEFITS    TERMINATIONS      DISPOSED OF        COSTS        TOTAL
----------------------------------------------------  -------------  ---------------  ---------------  -------------  ---------
Sales force reorganizations.........................    $      37       $       3        $      --       $      --    $      40
Distribution reorganizations........................           16               8                9                           33
Staff reductions....................................           83                                3                           86
Manufacturing cost reduction initiatives............           22                                8                           30
Plant closures......................................           46               3              217              15          281
Product line rationalizations.......................            4               4               20              32           60
                                                            -----             ---            -----             ---    ---------
    Total restructuring reserves....................          208              18              257              47          530
                                                            -----             ---            -----             ---    ---------

Charges and Payments:
Year ended December 31, 1998........................           34               3               12              12           61
Six months ended June 30, 1999......................           32               3               58              14          107
                                                            -----             ---            -----             ---    ---------
    Total charges and payments, net of cash
      proceeds......................................           66               6               70              26          168
                                                            -----             ---            -----             ---    ---------
Reserve balances as of June 30, 1999................    $     142       $      12        $     187       $      21    $     362
                                                            -----             ---            -----             ---    ---------
                                                            -----             ---            -----             ---    ---------

    The charges and payments, net of cash proceeds applied against the restructuring reserves included cash expenditures of $78 million and cash proceeds of $6 million. $39 million of cash expenditures and $6 million of cash proceeds were applied against the restructuring reserves in the first six months of 1999.

    As of June 30, 1999, production had ceased in 8 facilities of which 3 were sold.

NOTE 6 -- INVENTORIES

    The major classes of inventory are as follows:

                                                                        JUNE 30,     DECEMBER 31,
                                                                          1999           1998
                                                                       -----------  ---------------
Finished products....................................................   $     487      $     457
Raw materials........................................................         195            164
Other................................................................         137            132
                                                                            -----          -----
                                                                        $     819      $     753
                                                                            -----          -----
                                                                            -----          -----

NOTE 7 -- SEGMENT REPORTING

    NGH is a holding company whose subsidiaries are engaged principally in the manufacture, distribution and sale of cookies, crackers, and other food products. NGH is organized and reports its results of operations in three operating segments: Nabisco Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic location.

    NGH's management evaluates the performance of its operating segments based upon ongoing Operating Company Contribution ("OCC"). OCC for each reportable segment is operating income before amortization of trademarks and goodwill, restructuring expenses and other items deemed unusual by management.

                                                                      THREE MONTHS                 SIX MONTHS
                                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                                               --------------------------  --------------------------
IN MILLIONS                                                       1999          1998          1999          1998
-------------------------------------------------------------  -----------  -------------  -----------  -------------
Net sales from external customers:
  Biscuit....................................................   $     897     $     864     $   1,764     $   1,714
  U.S. Foods Group...........................................         547           514           982           921
  International Food Group...................................         579           625         1,132         1,205
                                                               -----------  -------------  -----------  -------------
      Total ongoing..........................................       2,023         2,003         3,878         3,840
                                                               -----------  -------------  -----------  -------------
  U.S. Foods Group...........................................          --           123            --           246
  International Food Group...................................          --             5            --             7
                                                               -----------  -------------  -----------  -------------
      Total divested.........................................          --           128            --           253
                                                               -----------  -------------  -----------  -------------
        Total................................................   $   2,023     $   2,131     $   3,878     $   4,093
                                                               -----------  -------------  -----------  -------------
                                                               -----------  -------------  -----------  -------------
Operating company contribution before restructuring-related
  expenses:
  Biscuit....................................................   $     129     $     129     $     250     $     272
  U.S. Foods Group...........................................          73            67           122           111
  International Food Group...................................          48            47            80            79
                                                               -----------  -------------  -----------  -------------
      Total ongoing..........................................         250           243           452           462
                                                               -----------  -------------  -----------  -------------
  U.S. Foods Group and other.................................          --            16            --            36
                                                               -----------  -------------  -----------  -------------
      Total divested.........................................          --            16            --            36
                                                               -----------  -------------  -----------  -------------
Segment operating company contribution before restructuring-
  related expenses...........................................         250           259           452           498
Restructuring-related expenses...............................         (19)           (6)          (34)           (6)
Amortization of trademarks and goodwill......................         (54)          (57)         (107)         (113)
Restructuring charge.........................................          --          (406)           --          (406)
                                                               -----------  -------------  -----------  -------------
Consolidated operating income (loss).........................         177          (210)          311           (27)
Interest and debt expense....................................         (90)         (102)         (188)         (206)
Other income (expense), net..................................          --            (3)          (10)          (12)
                                                               -----------  -------------  -----------  -------------
Income (loss) before income taxes............................   $      87     $    (315)    $     113     $    (245)
                                                               -----------  -------------  -----------  -------------
                                                               -----------  -------------  -----------  -------------

NOTE 8 -- CONTINGENCIES

TOBACCO LITIGATION

    As of August 10, 1999, NGH was a defendant in 20 lawsuits arising out of the tobacco business conducted by Reynolds Tobacco or its subsidiaries. In two additional cases, NGH has been voluntarily dismissed subject to plaintiffs' discretion to restore NGH to the case within a limited period of time. These 20 cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

    Most of these 20 active suits were brought in state courts by union health-benefit trust funds -- and, in two instances, Native American tribes -- seeking to recover the health-care costs they claim to have incurred for their members whose illnesses are allegedly related to cigarettes. One health-care cost recovery suit is being brought in a Texas state court by a foreign state government (RIO DE JANIERO VS. PHILIP MORRIS COMPANIES). Three of the cases are non-union class action suits, one in Indiana state court, one in Missouri state court and one pending in Lagos, Nigeria. NGH's defenses in all the cigarette cases in which it is named include the merits defenses of Reynolds Tobacco plus separate arguments that NGH is a holding company that does not engage in any of the activities for which plaintiffs seek to impose liability. NGH also seeks to be dismissed from some of these cases based on the fact that it has no presence in the state in which a particular case is pending and therefore should not be subject to the jurisdiction of the applicable court.

    In the union health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal courts of appeals for the Second, Third and Ninth Circuits, have granted the motions to dismiss on these "remoteness" grounds. In another case, in which NGH was named and which proceeded to trial before a jury, NGH as well as RJR were dismissed from the case on a directed verdict after plaintiffs had presented their case.

    As of August 10, 1999, no case in which NGH is a named defendant was scheduled for trial in 1999. One case in which Reynolds Tobacco is a defendant ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, is being tried in three phases. A jury found against Reynolds Tobacco and the other cigarette company defendants in the first phase. In the second phase, scheduled to begin in September 1999, the jury is likely to consider the award of punitive damages for an entire class of Florida smokers. It is not possible to predict the size of such an award if made, but it could be in the billions of dollars. No payment of damages would be required until the end of the trial and appellate process. In addition, three other cases in which Reynolds Tobacco is a defendant are scheduled for trial during 1999.

    NGH's litigation defense costs as well as any liabilities it might incur as a result of the cases pending against it are to be paid by RJR and Reynolds Tobacco under the indemnification provisions of an agreement between NGH, RJR and Reynolds Tobacco. NGH's costs of defense, as well as any liabilities incurred as a result of the case pending in Nigeria and the RIO DE JANIERO case, are also subject to an indemnity from Japan Tobacco Inc. as provided under the sale agreement among Japan Tobacco, Reynolds Tobacco and RJR. If RJR and Reynolds Tobacco and Japan Tobacco cannot fulfill their respective indemnity obligations, NGH could be required to make the relevant payments itself.

    In addition to the cases pending against NGH, there are several hundred lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in some or all of these cases, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

    NGH has been served with a document subpoena dated July 7, 1999 by a grand jury convened by the Eastern District of North Carolina. NGH has responded to the subpoena. NGH understands that the grand jury is investigating foreign sales practices relative to a former distributor for the sold international tobacco businesses.

    Some of the claims against NGH seek recovery of hundreds of millions and possibly billions of dollars. This is also true of the litigation pending against Reynolds Tobacco and RJR. Litigation is subject to many uncertainties. Management is unable to predict the outcome of the litigation against NGH, or to derive a meaningful estimate of the amount or range of any possible loss in any quarterly or annual period or in the aggregate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Group Holdings' financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested and discontinued businesses and restructuring-related expenses that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Group Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    Nabisco Group Holdings owns an 80.5% majority interest in Nabisco Holdings. The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                                THREE MONTHS                          SIX MONTHS
                                                               ENDED JUNE 30,                       ENDED JUNE 30,
                                                     -----------------------------------  -----------------------------------
(IN MILLIONS)                                          1999       1998       % CHANGE       1999       1998       % CHANGE
---------------------------------------------------  ---------  ---------  -------------  ---------  ---------  -------------
REPORTED NET SALES:

  Biscuit..........................................  $     897  $     864            4%   $   1,764  $   1,714            3%
  U.S. Foods Group.................................        547        637          (14%)        982      1,167          (16%)
  International Food Group.........................        579        630           (8%)      1,132      1,212           (7%)
                                                     ---------  ---------                 ---------  ---------
  Total............................................  $   2,023  $   2,131           (5%)  $   3,878  $   4,093           (5%)
                                                     ---------  ---------                 ---------  ---------
NET SALES FROM DIVESTED BUSINESSES:
  U.S. Foods Group.................................         --        123                        --        246
  International Food Group.........................         --          5                        --          7
                                                     ---------  ---------                 ---------  ---------
  Total............................................         --        128                        --        253
                                                     ---------  ---------                 ---------  ---------
NET SALES FROM ONGOING BUSINESSES:
  Biscuit..........................................  $     897  $     864            4%   $   1,764  $   1,714            3%
  U.S. Foods Group.................................        547        514            6%         982        921            7%
  International Food Group.........................        579        625           (7%)      1,132      1,205           (6%)
                                                     ---------  ---------                 ---------  ---------
  Total............................................  $   2,023  $   2,003            1%   $   3,878  $   3,840            1%
                                                     ---------  ---------                 ---------  ---------
                                                     ---------  ---------                 ---------  ---------

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    - Biscuit's net sales increased 4% in the second quarter and 3% in the first six months versus the prior year. The increase in the second quarter reflects price increases and volume gains in core cookies and crackers partially offset by lower volumes in breakfast snacks. The sales performance for the first six months reflects price increases and volume increases in core cookie and cracker brands, partially offset by lower volume in SnackWell's and breakfast snacks.

    - U.S. Foods Group's net sales increased 6% in the second quarter and 7% in the first six months versus the prior year. The increase in the second quarter was paced by strong volume gains from Planters nuts and condiments. The key contributors to the sales performance for the first six months reflects increased sales volume of Planters nuts, Life Savers candy, condiments, pet snacks and hot cereals.

    - International's net sales decreased 7% in the second quarter and 6% in the first six months versus the prior year. The decrease in the second quarter was primarily driven by unfavorable foreign currency translation in Brazil, Spain and Canada. Excluding the impact of foreign currency translation, sales increased 1%, reflecting solid volume gains in Canada, Asia, the Caribbean and several Latin American countries. The factors influencing decreased sales for the first six months were unfavorable foreign currency translation in Brazil and Canada along with volume declines in Brazil, Argentina, and the Andean region. Price increases in Brazil and solid volume gains in Canada, Mexico and the Caribbean helped minimize the impact on sales.

OPERATING COMPANY CONTRIBUTION

                                                                        THREE MONTHS                   SIX MONTHS
                                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                             -----------------------------------  --------------------
(IN MILLIONS)                                                  1999       1998       % CHANGE       1999       1998
-----------------------------------------------------------  ---------  ---------  -------------  ---------  ---------

REPORTED OPERATING COMPANY CONTRIBUTION(1):

Biscuit....................................................  $     114  $     125           (9%)  $     222  $     268
U.S. Foods Group...........................................         71         81          (12%)        119        144
International Food Group...................................         46         47           (2%)         77         79
Other......................................................         --         --                        --          1
                                                             ---------  ---------                 ---------  ---------
Total......................................................  $     231  $     253           (9%)  $     418  $     492
                                                             ---------  ---------                 ---------  ---------

ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:

Biscuit:
    Restructuring-related expenses.........................        (15)        (4)                      (28)        (4)
U.S. Foods Group:
    Restructuring-related expenses.........................         (2)        (2)                       (3)        (2)
    Results from divested businesses.......................         --         16                        --         35
International Food Group:
    Restructuring-related expenses.........................         (2)        --                        (3)        --
    Results from divested businesses.......................         --         --                        --         --
Other......................................................         --         --                        --          1
                                                             ---------  ---------                 ---------  ---------
Total......................................................        (19)        10                       (34)        30
                                                             ---------  ---------                 ---------  ---------

OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

Biscuit....................................................  $     129  $     129           --    $     250  $     272
U.S. Foods Group...........................................         73         67            9%         122        111
International Food Group...................................         48         47            2%          80         79
                                                             ---------  ---------                 ---------  ---------
Total......................................................  $     250  $     243            3%   $     452  $     462
                                                             ---------  ---------                 ---------  ---------
                                                             ---------  ---------                 ---------  ---------

(IN MILLIONS)                                                  % CHANGE
-----------------------------------------------------------  -------------
REPORTED OPERATING COMPANY CONTRIBUTION(1):
Biscuit....................................................          (17%)
U.S. Foods Group...........................................          (17%)
International Food Group...................................           (3%)
Other......................................................
Total......................................................          (15%)
ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY CONTRIBUTION:
Biscuit:
    Restructuring-related expenses.........................
U.S. Foods Group:
    Restructuring-related expenses.........................
    Results from divested businesses.......................
International Food Group:
    Restructuring-related expenses.........................
    Results from divested businesses.......................
Other......................................................
Total......................................................
OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:
Biscuit....................................................           (8%)
U.S. Foods Group...........................................           10%
International Food Group...................................            1%
Total......................................................           (2%)

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION
  FROM ONGOING BUSINESSES:

    Biscuit's operating company contribution was flat in the second quarter and decreased 8% in the first six months versus the prior year. Both the quarter and year to date periods were impacted by increased advertising, consumer promotion spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force. Price increases and lower manufacturing overhead costs resulting from restructuring programs, along with volume gains in the second quarter for both cookies and crackers partially offset these higher costs.

    U.S. Foods Group's operating company contribution increased 9% in the second quarter and 10% in the first six months versus the prior year. The second quarter improvements were primarily due to increased earnings for condiments, pet snacks and hot cereals. The first six months' improvement was primarily due to gains in condiments, pet snacks and hot cereals. Both periods were impacted by increased expenses associated with marketing programs partially offset by the impact of restructuring programs on fixed overhead costs.

    International's operating company contributions increased 2% in the second quarter and 1% in the first six months of 1999 versus the prior year. The second quarter increase was primarily due to increased earnings in Asia due to price increases and volume gains, and lower overhead costs in Brazil and Argentina partially offset by lower earnings in the Andean region principally due to volume declines. The first six months' increase was primarily due to increased earnings in Brazil, principally as a result of higher prices and lower fixed overhead costs which more than offset unfavorable foreign currency translation, and Asia due to price increases and volume gains offset by lower earnings in the Andean region due to volume declines.

OPERATING INCOME

                                                                       THREE MONTHS                          SIX MONTHS
                                                                      ENDED JUNE 30,                       ENDED JUNE 30,
                                                           -------------------------------------  ---------------------------------
(IN MILLIONS)                                                1999       1998        % CHANGE        1999       1998      % CHANGE
---------------------------------------------------------  ---------  ---------  ---------------  ---------  ---------  -----------
REPORTED OPERATING INCOME (LOSS).........................  $     177  $    (210)                  $     311  $     (27)
                                                           ---------  ---------                   ---------  ---------
OPERATING INCOME (LOSS) EXCLUDED FROM ONGOING BUSINESS:
    Restructuring charge.................................         --       (406)                         --       (406)
    Restructuring-related expenses.......................        (19)        (6)                        (34)        (6)
    Results from divested businesses and other...........         --         14                          --         31
                                                           ---------  ---------                   ---------  ---------
    Total                                                        (19)      (398)                        (34)      (381)
                                                           ---------  ---------                   ---------  ---------
OPERATING INCOME FROM ONGOING BUSINESS...................  $     196  $     188             4%    $     345  $     354        (3%)
                                                           ---------  ---------                   ---------  ---------
                                                           ---------  ---------                   ---------  ---------

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING
  BUSINESSES:

    - NGH's operating income was $196 million and $345 million for the second quarter and the first six months of 1999, an increase of 4% and a decrease of 3%, respectively, from the same 1998 periods. The increase in the second quarter was a result of higher operating company contribution discussed previously. The decrease in the first six months reflects lower operating company contribution discussed previously.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $90 million and $188 million for the second quarter and first six months of 1999 both decreased 12% and 9%, respectively from the same 1998 periods primarily due to the paydown of long-term debt with the net proceeds from businesses sold in the third quarter of

1998 and with funds generated from operating cash flows and the repurchase and redemption of trust preferred securities in May of 1999.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net amounted was zero and $10 million expense for the second quarter and first six months of 1999, a decrease of $3 million and $2 million, respectively, principally due to higher interest income, partially offset by higher foreign exchange losses.

NET INCOME (LOSS)

    Nabisco Group Holdings' net income of $2.69 billion and $2.76 billion for the second quarter and the first six months of 1999 compares to a net loss of $130 million and $150 million for the same 1998 periods. Both 1999 periods reflect the net gain on the sale of the international tobacco business, increased operating income and lower interest and debt expense.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income of $2.72 billion and $2.69 billion for the second quarter and first six months of 1999 compares to a comprehensive loss of $161 million and $181 million for the same 1998 periods. The second quarter reflects higher net income and the favorable impact of foreign currency translation. The first six months reflects higher net income offset by the unfavorable impact of foreign currency translation.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to-date. The June 1998 program is expected to be substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 will be approximately $80 million including cash savings of $73 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. For a further discussion of restructuring programs see Note 5 to the Consolidated Condensed Financial Statements.

DISCONTINUED OPERATIONS

    Total income from discontinued operations increased approximately $2.9 billion in the second quarter of 1999 compared to the second quarter of 1998 and increased approximately $3.0 billion for the first six months of 1999 compared to the comparable 1998 period. The increases were due primarily to the gain on the sale of Reynolds International in May of 1999.

EXTRAORDINARY LOSS

    The extraordinary loss for the quarter and first six months of 1999 includes a loss of approximately $384 million ($250 million after-tax) on the repurchase of approximately $4 billion of debt securities by RJR and a loss of approximately $44 million ($29 million after-tax) related to the purchase and redemption of NGH's trust preferred securities.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from continuing operating activities amounted to $18 million for the first six months of 1999 compared to $86 million for the first six months of 1998. The decrease in net cash flows from operating activities primarily reflects higher interest and income tax payments.

    Cash flows used in investing activities for the first six months of 1999 increased $16 million from the first six months of 1998 to $204 million, primarily due to an investment in commercial paper, partially offset by lower capital expenditures.

    Capital expenditures were $99 million in the first six months of 1999. Management expects that the current level of net investment for property, plant and equipment will be $200 million, as spending for capital expenditures will be approximately $225 million offset by proceeds from asset sales, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999.

    Cash flows used in financing activities were $1.92 billion for the first six months of 1999, an increase of $1.70 billion from the first six months of 1998, principally due to the purchase and redemption of trust preferred securities, the repurchase of ESOP preferred stock and the early payout of NGH's and Nabisco Holdings' second quarter 1999 dividend.

    During the third quarter of 1999 Nabisco expects to exercise a call option to redeem $200 million of floating rate notes due August 2009 and recognize an after tax extraordinary loss of approximately $3 million. This redemption is expected to be refinanced with commercial paper.

    As of June 30, 1999, Nabisco's $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.11 billion credit facility was utilized to support outstanding commercial paper borrowings of $364 million, and accordingly, $746 million was available.

    The companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    Before the distribution, NGH had been paying a regular quarterly cash dividend at an annual rate of $2.05 per share of common stock. On May 12, 1999, NGH declared its regularly scheduled quarterly cash dividend of $0.5125 per NGH common share. This cash dividend was paid on June 9, 1999 to holders of NGH common shares as of May 27, 1999. NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share on NGH's 213,250,000 shares of Nabisco Holdings' stock would yield an annual dividend of approximately $0.49 per share of the 326,107,880 shares of NGH stock outstanding on June 30, 1999.

FOREIGN MARKET RISK

    Nabisco's international businesses are exposed to financial market volatility in the countries in which it operates, which can impact the International Food Group's financial position. As of June 30, 1999, Brazil's currency, the Real, devalued approximately 46% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $84 million after minority interest for the six months ended June 30, 1999.

YEAR 2000 ISSUE

    Nabisco has developed plans to address the implications of the Year 2000 on its computer systems and business operations. The Year 2000 Issue stems from computer applications that were written using two digits rather than four digits to define the applicable year. The issue is whether computer systems will properly interpret date-sensitive information when the year changes to 2000.

    Nabisco has completed an inventory and assessment of its financial, information and operational systems, including equipment with embedded microprocessors, and has developed detailed plans for required systems modifications or replacements.

    Software remediation of information technology systems ("IT systems") has been completed and remediation of non-information technology systems with embedded technology ("non-IT systems") is 70% complete and scheduled to be 100% complete by the end of the third quarter of 1999.

    Software testing following remediation is approximately 95% complete for IT systems and is scheduled to be completed by the end of the third quarter of 1999. With respect to non-IT systems, testing is 50% complete and is expected to be complete by the third quarter of 1999.

    Approximately 95% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the third quarter of 1999. 95% of non-IT systems are compliant and are expected to be fully Year 2000 compliant by November 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $40 million to $45 million, of which $27 million has been spent through June 30, 1999.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that it will not suffer any material adverse affects of third party non-compliance. This effort consisted of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of June 30, 1999, Nabisco had sent correspondence to 100% of these third parties. As of June 30, 1999, Nabisco has received responses from 60% of all third parties, with 58% of all third parties indicating compliance. Responses from all third parties are expected to be received by the third quarter of 1999. For third parties who have not responded or where non-compliance was indicated, management has considered this in their assessment of risk.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco's existing systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions have been developed, which will include development of backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. The possible consequences of Nabisco or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco believes its Year 2000 implementation plan, including contingency measures, should be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco's business, results of operations, cash flows or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

    Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of interest rate sensitive financial instruments over a one year horizon using a 95% confidence interval for changes in interest rates. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

    The VaR of the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $178 million after tax, net of minority interest at June 30, 1999, a decrease of $20 million from the December 31, 1998 amount. This exposure is primarily related to long-term debt with fixed interest rates.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (derivatives plus physical contracts less anticipated future consumption) would result in a potential loss in earnings of $35 million after tax, net of minority interest at June 30, 1999, an increase of $21 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying position in those commodities.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the level of restructuring-related expenses and the amount of savings from the restructuring program, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Group Holdings' subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    As of August 10, 1999, NGH was a defendant in 20 lawsuits arising out of the tobacco business conducted by Reynolds Tobacco or its subsidiaries. In two additional cases, NGH has been voluntarily dismissed subject to plaintiffs' discretion to restore NGH to the case within a limited period of time. These 20 cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

    Most of these 20 active suits were brought in state courts by union health-benefit trust funds -- and, in two instances, Native American tribes -- seeking to recover the health-care costs they claim to have incurred for their members whose illnesses are allegedly related to cigarettes. One health-care cost recovery suit is being brought in a Texas state court by a foreign state government (RIO DE JANIERO VS. PHILIP MORRIS COMPANIES). Three of the cases are non-union class action suits, one in Indiana state court, one in Missouri state court and one pending in Lagos, Nigeria. NGH's defenses in all the cigarette cases in which it is named include the merits defenses of Reynolds Tobacco plus separate arguments that NGH is a holding company that does not engage in any of the activities for which plaintiffs seek to impose liability. NGH also seeks to be dismissed from some of these cases based on the fact that it has no presence in the state in which a particular case is pending and therefore should not be subject to the jurisdiction of the applicable court.

    Some of the claims against NGH seek recovery of hundreds of millions and possibly billions of dollars. This is also true of the litigation pending against Reynolds Tobacco and RJR. Litigation is subject to many uncertainties. Management is unable to predict the outcome of the litigation against NGH, or to derive a meaningful estimate of the amount or range of any possible loss in any quarterly or annual period or in the aggregate.

    For information about other litigation and legal proceedings, see note 8 to the Consolidated Condensed Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The matters indicated below were voted upon at the annual meeting of stockholders of NGH (formerly named RJR Nabisco Holdings Corp.) held on May 12, 1999. Holders of Common Stock and ESOP Convertible Preferred Stock were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and to vote on two stockholder proposals. Holders present in person or by proxy at the meeting were entitled to vote 255,685,635 shares of Common Stock and 1,693,486 shares of ESOP Convertible Preferred Stock.

    (a) Election of Nine Directors.

NAME                                                               VOTES FOR    VOTES WITHHELD
---------------------------------------------------------------  -------------  --------------
John T. Chain, Jr..............................................    254,569,202      2,809,919
Julius L. Chambers.............................................    254,626,852      2,752,269
John L. Clendenin..............................................    254,640,274      2,738,847
Steven F. Goldstone............................................    254,662,790      2,716,331
Ray J. Groves..................................................    254,663,353      2,715,768
Fred H. Langhammer.............................................    254,825,215      2,533,906
H. Eugene Lockhart.............................................    254,866,031      2,513,090
Theodore E. Martin.............................................    254,672,091      2,707,030
Rozanne L. Ridgway.............................................    254,515,078      2,864,043

    (b)Ratification of Appointment of Deloitte & Touche LLP as Independent Auditors.

For:...................................  256,190,461
Against:...............................     732,625
Abstain:...............................     456,035

    (c)Stockholder Proposal on Tobacco Advertising and Youth.

For:...................................   9,230,356
Against:...............................  159,304,661
Abstain:...............................  14,415,742
Broker Non-Votes:......................  74,428,362

    (d)Stockholder Proposal on Smuggling.

For:...................................   9,136,578
Against:...............................  161,408,847
Abstain:...............................  12,405,334
Broker Non-Votes:......................  74,428,362

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    2.1    Certificate of Ownership and Merger merging Nabisco Group Holdings Corp. into RJR
           Nabisco Holdings Corp. filed June 14, 1999.
    3.1    Restated Certificate of Incorporation of Nabisco Group Holdings Corp. dated June
           16, 1999.
    3.2    By-laws of Nabisco Group Holdings Corp. as Amended Effective November 11, 1998 and
           reflecting Company Name Change effected June 14, 1999.
    10.1   Nabisco Group Holdings Corp. 1990 Long Term Incentive Plan as Amended and Restated
           effective June 15, 1999.
    27.1   Nabisco Group Holdings Corp. Financial Data Schedule for the six months ended June
           30, 1999.
    27.2   Nabisco Group Holdings Corp. Financial Data Schedule for the six months ended June
           30, 1998.

    (b)Reports on Form 8-K

        Report on Form 8-K dated March 9, 1999, announcing, among other things, that (i) RJR Nabisco, Inc. ("RJRN") and RJR Tobacco Company had entered into a definitive sale of the international tobacco business of RJR Tobacco Company and its subsidiaries to Japan Tobacco, Inc., and (ii) the Board of Directors of RJR Nabisco Holdings Corp. ("RJRNH") had approved a plan to distribute shares of its domestic tobacco business to RJRNH's shareholders in the form of a tax-free spin-off transaction.

        Report on Form 8-K dated April 13, 1999, regarding the commencement of cash tender offers and consent solicitations for approximately $4.4 billion in debt and $373.8 million in Trust Originated Preferred Securities.

        Report on Form 8-K dated May 12, 1999 reporting the completion of the sale of the international tabacco business, declaration of dividend of 100% of common stock of R.J. Reynolds Tobacco Holdings, Inc. and other related transactions.

        Report on Form 8-K filed June 3, 1999 which restated Nabisco Group Holdings' consolidated financial statements at December 31, 1998 and 1997 and for each of the three years ended December 31, 1998 and its consolidated condensed financial statements at March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998 to reflect businesses discontinued during the quarter ended June 30, 1999.

        Report on Form 8-K dated June 14, 1999 regarding the completion of the distribution of 100% of the common stock of Nabisco Group Holdings' former subsidiary R.J. Reynolds Tobacco Holdings, Inc.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                NABISCO GROUP HOLDINGS CORP.
                                (Registrant)

                                           /s/ DAVID B. RICKARD
                                ------------------------------------------
                                David B. Rickard
                                Senior Vice President and Chief Financial
                                Officer

Date: August 13, 1999                     /s/ RICHARD G. RUSSELL
                                ------------------------------------------
                                Richard G. Russell
                                Senior Vice President and Controller