Form 10-Q
period 1999-09-30
NABISCO GROUP HOLDINGS CORP
filed 1999-11-15
CIK 847903

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                             ---------------------

                          NABISCO GROUP HOLDINGS CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                     1-10215                        13-3490602
 (State or other jurisdiction   (Commission file number)  (I.R.S. Employer Identification No.)
              of
incorporation or organization)

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: OCTOBER 29, 1999:
326,146,847 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three and Nine
                          Months Ended September 30, 1999 and 1998..................               1

                        Consolidated Condensed Statements of Cash Flows--Nine Months
                          Ended September 30, 1999 and 1998.........................               2

                        Consolidated Condensed Balance Sheets--September 30, 1999
                          and December 31, 1998.....................................               3

                        Notes to Consolidated Condensed Financial Statements........               4

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              14

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              20

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              21

Item 6.                 Exhibits and Reports on Form 8-K............................              21

Signatures..........................................................................              22

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS                 NINE MONTHS
                                                             ENDED                        ENDED
                                                         SEPTEMBER 30,                SEPTEMBER 30,
                                                     ----------------------       ----------------------
                                                      1999          1998           1999          1998
                                                     -------       -------        -------       -------
NET SALES..........................................  $ 2,057       $ 2,098        $ 5,935       $ 6,191
                                                     -------       -------        -------       -------
Costs and expenses:
  Cost of products sold............................    1,133         1,166          3,249         3,478
  Selling, advertising, administrative and general
    expenses.......................................      679           693          2,023         1,982
  Amortization of trademarks and goodwill..........       54            54            161           167
  Restructuring charge (credit)....................      (59)           --            (59)          406
                                                     -------       -------        -------       -------
    OPERATING INCOME...............................      250           185            561           158
Interest and debt expense..........................      (66)          (97)          (254)         (303)
Other income (expense), net........................       (4)          (10)           (14)          (22)
                                                     -------       -------        -------       -------
    INCOME (LOSS) BEFORE INCOME TAXES..............      180            78            293          (167)
Provision (benefit) for income taxes...............       64            35            109           (37)
                                                     -------       -------        -------       -------
    INCOME (LOSS) BEFORE MINORITY INTEREST IN
      INCOME (LOSS) OF NABISCO HOLDINGS............      116            43            184          (130)
Less minority interest in income (loss) of Nabisco
  Holdings.........................................       22            11             42           (17)
                                                     -------       -------        -------       -------
    INCOME (LOSS) FROM CONTINUING OPERATIONS.......       94            32            142          (113)
Discontinued operations:
  Income from operations of discontinued
    businesses, net of income taxes................       --           126             24           121
  Gain on discontinued businesses, net of income
    taxes..........................................       --            --          2,970            --
                                                     -------       -------        -------       -------
    INCOME BEFORE EXTRAORDINARY ITEM...............       94           158          3,136             8
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes and minority
  interest.........................................       (2)           --           (281)           --
                                                     -------       -------        -------       -------
    NET INCOME.....................................  $    92       $   158        $ 2,855       $     8
                                                     =======       =======        =======       =======
BASIC NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations.........  $   .29       $   .06        $   .43       $  (.45)
  Income from discontinued operations..............       --           .39           9.21           .37
  Extraordinary loss...............................     (.01)           --           (.87)           --
                                                     -------       -------        -------       -------
    Net income (loss)..............................  $   .28       $   .45        $  8.77       $  (.08)
                                                     =======       =======        =======       =======
DILUTED NET INCOME (LOSS) PER SHARE:
  Income (loss) from continuing operations.........  $   .29       $   .06        $   .42       $  (.45)
  Income from discontinued operations..............       --           .39           9.21           .37
  Extraordinary loss...............................     (.01)           --           (.87)           --
                                                     -------       -------        -------       -------
    Net income (loss)..............................  $   .28       $   .45        $  8.76       $  (.08)
                                                     =======       =======        =======       =======

DIVIDENDS PER SHARE OF COMMON STOCK................  $ .1225       $ .5125        $1.1475       $1.5375
                                                     =======       =======        =======       =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                  NINE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                              -------------------   -------------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................        $2,855                 $   8
  Less income from discontinued operations..................         2,994                   121
                                                                    ------                 -----
  Subtotal..................................................          (139)                 (113)
                                                                    ------                 -----
  Adjustments to reconcile to net cash flows from continuing operating activities:
      Depreciation and amortization.........................           359                   374
      Deferred income tax provision (benefit)...............            28                  (183)
      Extraordinary loss on early extinguishment of debt,
        net.................................................           431                    --
      Changes in working capital items, net.................          (583)                 (208)
      Restructuring items, net of cash payments.............          (124)                  379
      Other, net............................................            27                   (40)
                                                                    ------                 -----
        Total adjustments...................................           138                   322
                                                                    ------                 -----
    Net cash flows from (used in) continuing operating
      activities............................................            (1)                  209
    Net cash flows from discontinued operations.............         2,284                    76
                                                                    ------                 -----
    Net cash flows from operating activities................         2,283                   285
                                                                    ------                 -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................          (150)                 (242)
  Proceeds from sale of businesses..........................            --                   550
  Acquisition of businesses.................................          (107)                   (9)
  Investment in commercial paper............................          (114)                   --
  Proceeds on sale of assets................................            27                     8
  Repurchases of Nabisco Holdings' Class A common stock.....           (12)                  (38)
  Proceeds from exercise of Nabisco Holdings' Class A common
    stock options...........................................             7                    24
                                                                    ------                 -----
    Net cash flows from (used in) investing activities......          (349)                  293
                                                                    ------                 -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.............           (18)                  (29)
  Repurchase/redemption of trust preferred securities.......        (1,265)                   --
  Increase (decrease) in short-term borrowings..............           183                   (95)
  Dividends paid on common and preferred stock..............          (583)                 (564)
  Repurchase of ESOP preferred stock........................          (202)                   (9)
  Other, net................................................            63                    77
                                                                    ------                 -----
    Net cash flows used in financing activities.............        (1,822)                 (620)
                                                                    ------                 -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................            (9)                   (6)
                                                                    ------                 -----
    Net change in cash and cash equivalents.................           103                   (48)
Cash and cash equivalents at beginning of period............           112                   127
                                                                    ------                 -----
Cash and cash equivalents at end of period..................        $  215                 $  79
                                                                    ======                 =====
Income taxes paid, net of refunds...........................        $   85                 $  81
Interest paid...............................................        $  265                 $ 258

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................        $   215             $   112
  Accounts and notes receivable, net........................            522                 522
  Inventories...............................................            915                 753
  Prepaid expenses..........................................             75                  70
  Deferred income taxes.....................................            131                 101
  Net assets of discontinued businesses (Note 2)............             --               6,696
                                                                    -------             -------
      TOTAL CURRENT ASSETS..................................          1,858               8,254
                                                                    -------             -------
Property, plant and equipment, net..........................          2,830               2,947
Trademarks, net.............................................          3,281               3,368
Goodwill, net...............................................          3,071               3,182
Other assets and deferred charges...........................            331                  94
                                                                    -------             -------
                                                                    $11,371             $17,845
                                                                    =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................................        $    54             $    68
  Accounts payable and accrued liabilities..................          1,388               1,638
  Current maturities of long-term debt......................            159                 118
  Income taxes accrued......................................             67                 121
                                                                    -------             -------
      TOTAL CURRENT LIABILITIES.............................          1,668               1,945
                                                                    -------             -------
Long-term debt (less current maturities)....................          3,753               3,619
Minority interest in Nabisco Holdings.......................            740                 752
Other noncurrent liabilities................................            757                 962
Deferred income taxes.......................................          1,293               1,226
Contingencies (Note 9)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely
  junior subordinated debentures*...........................             98               1,327
Stockholders' equity:
  ESOP preferred stock......................................             --                 205
  Common stock (1999--329,524,147 shares issued, 1998--
    328,385,148 shares issued)..............................              3                   3
  Paid-in capital...........................................          3,460               9,004
  Retained earnings (accumulated deficit)...................             52                (577)
  Accumulated other comprehensive income (loss).............           (340)               (460)
  Treasury stock, at cost...................................           (100)               (100)
  Other stockholders' equity................................            (13)                (61)
                                                                    -------             -------
        TOTAL STOCKHOLDERS' EQUITY..........................          3,062               8,014
                                                                    -------             -------
                                                                    $11,371             $17,845
                                                                    =======             =======

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

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

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

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ended December 31, 1999.

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

    COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) was $76 million and $154 million for the three months ended September 30, 1999 and 1998, respectively, and $2.76 billion and $(27) million for the nine months ended

September 30, 1999 and 1998, respectively. Total comprehensive income (loss) includes net income (loss), foreign currency translation adjustments.

    ACQUISITIONS

    During the third quarter of 1999 Nabisco acquired the stock of Canale SA, Argentina's fourth largest biscuit company, for approximately $126 million. The acquisition was accounted for as a purchase. Accordingly, the purchase price will be allocated to the underlying assets and liabilities based upon their estimated fair values at the date of acquisition. As of September 30, 1999 the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation.

    During the third quarter of 1999 Nabisco entered into a definitive agreement to acquire certain assets and liabilities of Favorite Brands International, Inc. for $475 million. The transaction is expected to be completed in the fourth quarter of 1999, subject to various conditions including court and regulatory approval. Favorite Brands is currently reorganizing under Chapter 11 bankruptcy protection, and the transaction is still subject to a bankruptcy court public auction process. Favorite Brands is the fourth largest non-chocolate candy company in the United States with annual sales of approximately $700 million.

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

    Upon completion of the spin-off, NGH was legally renamed Nabisco Group Holdings Corp. and continues to exist as a holding company, owning 80.5% of Nabisco. The renamed Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco (symbol: NA) each will continue to trade as separate companies on The New York Stock Exchange. Shares of RJR (symbol: RJR), as the owner of 100% of Reynolds Tobacco, are also trading separately under the changed name of R.J. Reynolds Tobacco Holdings, Inc.

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

    On April 13, 1999, NGH offered to purchase any and all of its 9 1/2% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the transactions described above. The consent offer expired on May 17, 1999 and resulted in the tender of approximately $276 million of the total $374 million trust preferred securities. The total cost to tender the preferred securities, including accrued interest, premium fees and consent fees was approximately $314 million. NGH invested approximately $114 million of the proceeds received from RJR from the international tobacco sale in highly rated short-term commercial paper to service future principal and interest payments through 2003 on the trust securities not tendered. Of the balance remaining at September 30, 1999, $9 million is included in current assets and $101 million is included in other assets and deferred charges.

    On May 18, 1999, NGH called for redemption all of its $949 million 10% trust preferred securities outstanding. NGH completed the redemption of the full amount of the securities on June 18, 1999.

    The purchase and redemption of the 9 1/2% and 10% trust preferred securities resulted in an extraordinary loss of approximately $44 million ($29 million after tax) which is included in the results for the nine months ended
September 30, 1999.

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

    Summarized operating results of the discontinued businesses are as follows:

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                1999       1998       1999       1998
                                                              --------   --------   --------   --------
Net sales...................................................   $   --     $2,230     $4,210     $6,376
Provision for income taxes..................................       --        139        123        212

    Assets and liabilities of the discontinued businesses are as follows:

                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Current assets..............................................     $ 2,987
Property, plant and equipment, net..........................       2,351
Trademarks and goodwill, net................................      12,165
Other assets and deferred charges...........................         341
Current liabilities.........................................      (2,859)
Long-term debt (less current maturities)....................      (5,036)
Deferred income taxes.......................................      (1,936)
Other noncurrent liabilities................................      (1,317)
                                                                 -------
  Net assets of discontinued businesses.....................     $ 6,696
                                                                 =======

                          ----------------------------

NOTE 3 -- EARNINGS PER SHARE

                                                THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                            -----------------------------------------   -----------------------------------------
                                                   1999                  1998                  1999                  1998
                                            -------------------   -------------------   -------------------   -------------------
                                             BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) from continuing operations
  applicable to common stock:
  Income (loss) from continuing
    operations............................  $     94   $     94   $     32   $     32   $    142   $    142   $   (113)  $   (113)
  Preferred stock dividends...............        --         --        (11)       (11)        (8)        (8)       (33)       (33)
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                            $     94   $     94   $     21   $     21   $    134   $    134   $   (146)  $   (146)
                                            ========   ========   ========   ========   ========   ========   ========   ========
Weighted average number of common and
  common equivalent shares outstanding (in
  thousands):
  Common shares...........................   325,190    325,190    323,858    323,858    324,671    324,671    323,838    323,838
  Assumed exercise of NGH's stock
    options...............................        --        263         --          2         --        286         --         --
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                             325,190    325,453    323,858    323,860    324,671    324,957    323,838    323,838
                                            ========   ========   ========   ========   ========   ========   ========   ========

    Shares of ESOP convertible preferred stock of 13,214,133 were not included in computing diluted earnings per share for 1998, because the effect would have been antidilutive. Common shares also exclude 949,100 and 969,000 shares of restricted stock as the vesting provisions had not been met at September 30, 1999 and 1998, respectively.

    In connection with the spin-off, options held by employees to purchase RJR Nabisco Holdings Corp. common stock (17,065,066 options) were equitably adjusted into options covering NGH shares (18,354,932 options) and options covering RJR shares (5,456,114 options) in a manner intended to preserve the aggregate benefits under the options.

NOTE 4 -- STOCKHOLDERS' EQUITY

    Changes in stockholders' equity for the nine months ended September 30, 1999 were as follows:

                                                             RETAINED      ACCUMULATED
                                                             EARNINGS         OTHER
                                     CAPITAL    PAID-IN    (ACCUMULATED   COMPREHENSIVE    TREASURY
IN MILLIONS                           STOCK*    CAPITAL      DEFICIT)     INCOME (LOSS)     STOCK      OTHER      TOTAL
-----------                          --------   --------   ------------   --------------   --------   --------   --------
Balance at December 31, 1998.......   $ 208      $9,004      $  (577)         $(460)        $(100)    $   (61)   $ 8,014
Net income.........................      --          --        2,855             --            --          --      2,855
Exercise of stock options..........      --          28           --             --            --          --         28
Retirement and redemption of ESOP
  preferred stock..................    (205)         (2)          --             --            --          --       (207)
Cash dividends declared............      --          --         (381)            --            --          --       (381)
Foreign currency translation
  adjustments......................      --          --           --           (104)           --          --       (104)
ESOP note payments received........      --          --           --             --            --          34         34
Recognition of Reynolds
  International cumulative
  translation adjustments upon
  sale.............................      --          --           --            218            --          --        218
Distribution of RJR stock..........      --          --       (7,417)             6            --           7     (7,404)
Reclassify retained earnings debit
  balance..........................      --      (5,572)       5,572             --            --          --         --
Other..............................      --           2           --             --            --           7          9
                                      -----      ------      -------          -----         -----     -------    -------
Balance at September 30, 1999......   $   3      $3,460      $    52          $(340)        $(100)    $   (13)   $ 3,062
                                      =====      ======      =======          =====         =====     =======    =======

*   Includes $3 million of common stock for each reporting period presented.

NOTE 5 -- 1998 RESTRUCTURING CHARGES

   In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after tax, net of minority interest) and $124 million ($75 million after tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,500 employees of which 5,020 positions were eliminated as of September 30, 1999. The restructuring programs will require net cash expenditures of approximately $170 million. In addition, the programs will require additional restructuring-related expenses of approximately $134 million. Since the programs' inception, $102 million ($49 million after tax, net of minority interest) was incurred, of which $12 million ($6 million after tax, net of minority interest) and $46 million ($22 million after tax, net of minority interest), respectively, were incurred in the three months and nine months ended September 30, 1999. These additional expenses are principally for implementation and integration of the programs and include costs for relocation of employees and equipment and training.

    In the third quarter of 1999, Nabisco recorded a net restructuring credit of $59 million ($35 million after tax, net of minority interest) related to the Biscuit, U.S. Foods Group and International businesses of $26 million,
$14 million and $19 million, respectively, primarily reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs and lower costs and cash outlays than originally estimated for certain of these programs.

    The major components of the credit were lower severance and benefit costs for: the sales force reorganization of $18 million; staff reduction at headquarters and operating units of $20 million; and distribution reorganizations of $4 million. The reduced costs reflect unanticipated staff reductions through voluntary separations rather than planned terminations and other net changes in cost estimates. In addition, asset impairment costs were lower by $14 million reflecting higher proceeds and anticipated proceeds from the sales of facilities.

    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 37            $ 3           $ --          $--        $ 40
Distribution reorganizations.............        16              8              9                       33
Staff reductions.........................        83                             3                       86
Manufacturing cost reduction
 initiatives.............................        22                             8                       30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                               ----            ---           ----          ---        ----
    Total 1998 restructuring reserves....       208             18            257           47         530

Third quarter 1999 restructuring
 credit..................................       (41)            (2)           (14)          (2)        (59)
                                               ----            ---           ----          ---        ----
                                                167             16            243           45         471
                                               ----            ---           ----          ---        ----

Charges and Payments:
Year ended December 31, 1998.............       (34)            (3)           (12)         (12)        (61)
Nine months ended September 30, 1999.....       (55)            (5)           (66)         (16)       (142)
                                               ----            ---           ----          ---        ----
    Total charges and payments, net of
      cash proceeds......................       (89)            (8)           (78)         (28)       (203)
                                               ----            ---           ----          ---        ----
Reserve and valuation account balances as
 of September 30, 1999...................      $ 78            $ 8           $165          $17        $268
                                               ====            ===           ====          ===        ====

    The total charges and payments, net of cash proceeds applied against the restructuring reserves totaled $85 million which is comprised of cumulative cash expenditures of $103 million and cumulative cash proceeds of $18 million. For the first nine months of 1999, charges and payments, net of cash proceeds totaled $47 million, which is comprised of $65 million of cash expenditures and $18 million of cash proceeds which were applied against the restructuring reserves.

    The key elements of the restructuring programs, after the restructuring credit of $59 million include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganization...............      $ 19            $ 3           $ --          $--        $ 22
Distribution reorganization..............        12              4              7                       23
Staff reductions.........................        63              1              4                       68
Manufacturing cost reduction
 initiatives.............................        22                             8                       30
Plant closures...........................        49              3            203           15         270
Product line rationalizations............         2              5             21           30          58
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $167            $16           $243          $45        $471
                                               ====            ===           ====          ===        ====

    Asset impairments in connection with the restructuring program were identified and measured in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In instances where the held and used method was applied, which includes all plant closures, the fair value of impaired assets was determined using the discounted cash flows generated from assets while still in use and the estimated proceeds from their ultimate sale.

    As of September 30, 1999, production had ceased in 10 of the 18 facilities to be closed, of which 4 were sold. In addition, 2 of the remaining facilities are under contract to be sold.

NOTE 6 -- INVENTORIES

    The major classes of inventory are as follows:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Finished products...................................      $573            $457
Raw materials.......................................       195             164
Other...............................................       147             132
                                                          ----            ----
                                                          $915            $753
                                                          ====            ====

NOTE 7 -- LONG-TERM DEBT

    During the third quarter of 1999 Nabisco exercised a call option to redeem $200 million of floating rate notes due August 2009 and recognized an after-tax extraordinary loss, net of minority interest of approximately $2 million. This redemption was refinanced with commercial paper.

NOTE 8 -- SEGMENT REPORTING

    NGH is a holding company whose subsidiaries are engaged principally in the manufacture, distribution and sale of cookies, crackers, and other food products. NGH is organized and reports its results of operations in three operating segments: Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic location.

    NGH's management evaluates the performance of its operating segments based upon ongoing Operating Company Contribution (OCC). OCC for each reportable segment is operating income before amortization of trademarks and goodwill, restructuring charges and credits and restructuring-related expenses and gain on divestitures, net.

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ---------------------
IN MILLIONS                                          1999        1998        1999        1998
-----------                                        --------   ----------   --------   ----------
Net sales from external customers:
  Biscuit........................................  $   924     $   926     $ 2,688     $ 2,640
  U.S. Foods Group...............................      545         498       1,527       1,419
  International Food Group.......................      588         631       1,720       1,836
                                                   -------     -------     -------     -------
      Total ongoing..............................    2,057       2,055       5,935       5,895
                                                   -------     -------     -------     -------
  U.S. Foods Group...............................       --          40          --         286
  International Food Group.......................       --           3          --          10
                                                   -------     -------     -------     -------
      Total divested.............................       --          43          --         296
                                                   -------     -------     -------     -------
        Total....................................  $ 2,057     $ 2,098     $ 5,935     $ 6,191
                                                   =======     =======     =======     =======

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
                                                   ---------------------   ---------------------
IN MILLIONS                                          1999        1998        1999        1998
-----------                                        --------   ----------   --------   ----------
Segment operating company contribution:
  Biscuit........................................  $   136     $   127     $   386     $   399
  U.S. Foods Group...............................       74          60         196         171
  International Food Group.......................       49          48         129         127
  Other..........................................       (2)          1          (2)          2
                                                   -------     -------     -------     -------
      Total ongoing..............................      257         236         709         699
                                                   -------     -------     -------     -------
  U.S. Foods Group and other.....................       --           3          --          38
  International Food Group.......................       --           1          --           1
                                                   -------     -------     -------     -------
      Total divested.............................       --           4          --          39
                                                   -------     -------     -------     -------
Total segment operating company contribution.....      257         240         709         738
Restructuring-related expenses...................       12          15          46          21
Gain on divestitures, net........................       --         (14)         --         (14)
Amortization of trademarks and goodwill..........       54          54         161         167
Restructuring charge (credit)....................      (59)         --         (59)        406
                                                   -------     -------     -------     -------
Consolidated operating income....................      250         185         561         158
Interest and debt expense........................       66          97         254         303
Other expense, net...............................        4          10          14          22
                                                   -------     -------     -------     -------
Income (loss) before income taxes................  $   180     $    78     $   293     $  (167)
                                                   =======     =======     =======     =======

                                                                         AS OF
                                                              ----------------------------
                                                              SEPTEMBER 30,   DECEMBER 31,
IN MILLIONS                                                       1999            1998
-----------                                                   -------------   ------------
Segment assets:
  Biscuit...................................................    $  2,280         $ 2,136
  U.S. Foods Group..........................................         961             845
  International Food Group..................................       2,696           2,594
                                                                --------         -------
  Total segment assets......................................       5,937           5,575
  Unallocated intangibles, net (1)..........................       5,434           5,574
  Net assets of discontinued businesses.....................          --           6,696
                                                                --------         -------
  Consolidated assets.......................................    $ 11,371         $17,845
                                                                ========         =======

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from KKR's 1989 acquisition of RJR.

NOTE 9 -- CONTINGENCIES

TOBACCO LITIGATION

    CASES NAMING NGH. As a result of its now severed ownership connection to Reynolds Tobacco, NGH was named as a defendant in a number of smoking and health lawsuits. As of November 3, 1999, NGH continued to be a defendant in 18 lawsuits arising out of the tobacco business conducted by Reynolds Tobacco or its subsidiaries. Two cases that had been pending against NGH were dismissed in the last quarter. One case, brought in an Alaska state court by a group of Native American tribes, was voluntarily dismissed by the plaintiffs. In the other, a Pennsylvania federal district court granted defendants' motion to dismiss with prejudice plaintiffs' claims that defendants had violated their civil rights by marketing cigarettes. The 18 cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

    Most of these 18 active suits were brought in state courts by union health-benefit trust funds and, in one instance, Native American tribes seeking to recover the health-care costs they claim to have incurred for their members whose illnesses are allegedly related to cigarettes. One health-care cost recovery suit is being brought in a Texas state court by a foreign state government (RIO DE JANIERO V. PHILIP MORRIS COMPANIES). Three of the cases are non-union class action suits, one in Indiana state court, one in Missouri state court and one pending in Lagos, Nigeria. NGH's defenses in all the cigarette cases in which it is named include the merits defenses of Reynolds Tobacco plus separate arguments that NGH is a holding company that does not engage in any of the activities for which plaintiffs seek to impose liability. NGH also seeks to be dismissed from some of these cases based on the fact that it has no presence in the state in which a particular case is pending and therefore should not be subject to the jurisdiction of the applicable court.

    In the union health-care cost-recovery cases noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal courts of appeals for the Second, Third and Ninth Circuits, have granted the motions to dismiss on these "remoteness" grounds. In another case, in which NGH was named and which proceeded to trial before a jury, NGH was dismissed from the case on a directed verdict after plaintiffs had presented their case.

    As of November 3, 1999, no case in which NGH is a named defendant was scheduled for trial in 1999 or the first quarter of 2000. NGH's litigation defense costs as well as any liabilities it might incur as a result of the cases pending against it are to be paid by RJR and Reynolds Tobacco under the indemnification provisions of an agreement between NGH, RJR and Reynolds Tobacco. NGH's costs of defense, as well as any liabilities incurred as a result of the case pending in Nigeria and the RIO DE JANIERO case, are also subject to an indemnity from Japan Tobacco Inc. as provided under the sale agreement among Japan Tobacco, Reynolds Tobacco and RJR. If RJR and Reynolds Tobacco and Japan Tobacco cannot fulfill their respective indemnity obligations, NGH could be required to make the relevant payments itself.

    CASES NAMING RJR. In addition to the cases pending against NGH, there are several hundred lawsuits (556 on October 29, 1999) relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. Many of these cases aggregate claims of many plaintiffs and seek recovery of millions and possibly billions of dollars. One such suit was recently filed by the government of the United States. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in some or all of these cases, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

    One class action case in which Reynolds Tobacco is a defendant, ENGLE V. R.J. REYNOLDS TOBACCO COMPANY, is currently being tried. This case, in Florida state court, is being tried in three phases. A jury found against Reynolds Tobacco and the other cigarette company defendants in the first phase. In the second phase, which began on November 1, 1999, the jury is hearing the individual cases of two class representatives. If liability is found in either individual case, the jury will determine related compensatory damages for the relevant individual. In addition, it is possible that the jury may consider the award of punitive damages for an entire class of Florida smokers. The second phase is expected to be completed within the next three to four months. The third phase would consist of individual trials for each purported class member and could go on for many years.

    It is not possible to predict the amount of class-wide punitive damages the EAGLE jury might award, if any, but it could be in the billions of dollars. Although the tobacco company defendants are expected to appeal any award of punitive damages, it is uncertain when the right of such appeal would be available and what, if any, bonding requirements might be imposed on the defendants in connection with such an appeal. If a multibillion dollar punitive damages award were to be granted in the second phase of this case and a bond in the full amount of the award were required to stay execution on the judgment of such an award, it could be difficult or impossible for defendants to post such a bond. Management of Reynolds Tobacco has informed NGH that it does not believe it would be necessary to post bond to stay execution of any punitive damages award until an actual award to a specific individual class member was made. As the trial is currently structured, this would not happen until the claims of all potential class members had been litigated.

    In addition to the ENGEL case, there are currently approximately 11 class action or health-care cost recovery cases scheduled for trial through the first half of 2000 in which Reynolds Tobacco is a defendant.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of Nabisco Group Holdings' financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested and discontinued businesses, restructuring charges and credits, restructuring-related expenses and gains on divestitures, net that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of Nabisco Group Holdings' financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

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

NET SALES

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                           ------------------------------   ------------------------------
(IN MILLIONS)                                1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                              --------   --------   --------   --------   --------   --------
REPORTED NET SALES:

  Biscuit................................   $  924     $  926        --      $2,688     $2,640         2%
  U.S. Foods Group.......................      545        538         1%      1,527      1,705       (10%)
  International Food Group...............      588        634        (7%)     1,720      1,846        (7%)
                                            ------     ------                ------     ------
  Total..................................    2,057      2,098        (2%)     5,935      6,191        (4%)
                                            ------     ------                ------     ------
NET SALES FROM DIVESTED BUSINESSES:
  U.S. Foods Group.......................       --         40                    --        286
  International Food Group...............       --          3                    --         10
                                            ------     ------                ------     ------
  Total..................................       --         43                    --        296
                                            ------     ------                ------     ------
NET SALES FROM ONGOING BUSINESSES:
  Biscuit................................      924        926        --       2,688      2,640         2%
  U.S. Foods Group.......................      545        498         9%      1,527      1,419         8%
  International Food Group...............      588        631        (7%)     1,720      1,836        (6%)
                                            ------     ------                ------     ------
  Total..................................   $2,057     $2,055        --      $5,935     $5,895         1%
                                            ======     ======                ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    - Biscuit's net sales were flat in the third quarter and increased 2% in the first nine months versus the prior year. The sales performance in the third quarter reflects the carryover effect of 1998 price increases and volume gains in cookies and crackers which were more than offset by lower volumes in breakfast snacks. The first nine months' sales increase reflects the carryover effect of 1998 price increases and volume increases in cookie and cracker brands, partially offset by a decline in breakfast snack volumes.

    - U.S. Foods Group's net sales increased 9% in the third quarter and 8% in the first nine months versus the prior year. Both periods were paced by strong volume gains from nuts, confections, condiments and pet snacks.

    - International's net sales decreased 7% in the third quarter and 6% in the first nine months versus the prior year. The decrease in the third quarter was primarily driven by unfavorable foreign currency translation in Brazil, the Andean region and Spain. Excluding the impact of foreign currency translation, sales increased 5%. This performance reflects increased pricing in Brazil and solid volume gains in Argentina, Asia, Canada and the Caribbean partially offset by volume declines in Brazil and Spain and price weakness in certain markets. The sales decline for the first nine months was primarily driven by unfavorable foreign currency translation, principally in Brazil. Excluding the impact of unfavorable foreign currency translation, sales increased 4%. The increase was primarily due to price increases partially offset by volume declines. The price increases, paced by Brazil, were across all regions, with the exception of Argentina which experienced competitive pricing pressures. The volume declines were primarily in Brazil, the Andean region and Spain offset in part by volume gains in Canada, the Caribbean and Mexico.

OPERATING COMPANY CONTRIBUTION

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 ------------------------------   ------------------------------
(IN MILLIONS)                                      1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                                    --------   --------   --------   --------   --------   --------

REPORTED OPERATING COMPANY CONTRIBUTION(1):

Biscuit........................................    $129       $117         10%      $351       $385         (9%)
U.S. Foods Group...............................      73         64         14%       192        208         (7%)
International Food Group.......................      45         57        (21%)      122        136        (10%)
Other..........................................      (2)         1                    (2)         2
                                                   ----       ----                  ----       ----
Total..........................................     245        239          3%       663        731         (9%)
                                                   ----       ----                  ----       ----

ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY
  CONTRIBUTION:

Biscuit:
    Restructuring-related expenses.............      (7)       (10)                  (35)       (14)
U.S. Foods Group:
    Restructuring-related expenses.............      (1)        (1)                   (4)        (3)
    Results from divested businesses...........      --          3                    --         38
    Net gain on divested businesses............      --          2                    --          2
International Food Group:
    Restructuring-related expenses.............      (4)        (4)                   (7)        (4)
    Results from divested businesses...........      --          1                    --          1
    Net gain on divested businesses............      --         12                    --         12
                                                   ----       ----                  ----       ----
Total..........................................     (12)         3                   (46)        32
                                                   ----       ----                  ----       ----

OPERATING COMPANY CONTRIBUTION FROM ONGOING
  BUSINESSES:

Biscuit........................................     136        127          7%       386        399         (3%)
U.S. Foods Group...............................      74         60         23%       196        171         15%
International Food Group.......................      49         48          2%       129        127          2%
Other..........................................      (2)         1                    (2)         2
                                                   ----       ----                  ----       ----
Total..........................................    $257       $236          9%      $709       $699          1%
                                                   ====       ====                  ====       ====

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges.

   THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION FROM ONGOING
      BUSINESSES:

    - Biscuit's operating company contribution increased 7% in the third quarter and decreased 3% in the first nine months versus the prior year. The third quarter results were primarily attributable to the carryover effect of 1998 price increases and slightly lower marketing spending partially offset by a decline in volume. The volume decline is primarily due to the impact of lower breakfast snack volumes partially offset by gains in cookie and cracker volumes. The year to date period was impacted by increased marketing spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force. The carryover effect of 1998 price increases and lower manufacturing overhead costs resulting from ongoing productivity programs, along with volume gains for both cookies and crackers partially offset these higher costs. Both the 1999 third quarter and year to date periods were negatively impacted by a $6 million one time charge reflecting the settlement with the Department of Labor regarding overtime pay for sales personnel.

    - U.S. Foods Group's operating company contribution increased 23% in the third quarter and 15% in the first nine months versus the prior year. The third quarter and first nine months' improvements were primarily due to strong volume gains for nuts, confections, condiments and pet snacks partially offset by increased marketing spending. The first nine months were also impacted by the effect of productivity programs on fixed selling costs.

    - International's operating company contributions increased 2% in both the third quarter and first nine months of 1999 versus the prior year. The third quarter increase was primarily due to the sales results discussed previously, combined with productivity gains partially offset by higher marketing expenditures and the net impact of unfavorable foreign currency translation. Increased operating company contribution was reported by Asia, Canada, Argentina and the Caribbean offset in part by shortfalls in Brazil and Mexico. The first nine months' increase reflects gains in most regions paced by Asia, Spain, Brazil and Argentina offset in part by shortfalls in Colombia and Mexico. The gains reflect the price increases noted in our sales discussion and productivity gains in Argentina and Spain. Partially offsetting these gains were increased marketing expenditures primarily in Canada, Argentina and Asia and the unfavorable impact of foreign currency translation.

OPERATING INCOME

                                                         THREE MONTHS                     NINE MONTHS
                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                ------------------------------   ------------------------------
(IN MILLIONS)                                     1999       1998     % CHANGE     1999       1998     % CHANGE
-------------                                   --------   --------   --------   --------   --------   --------
REPORTED OPERATING INCOME.....................    $250      $ 185        35%       $561      $ 158
                                                  ----      -----                  ----      -----
OPERATING INCOME (LOSS) EXCLUDED FROM ONGOING
  BUSINESS:
    Restructuring (charge) credit.............      59         --                    59       (406)
    Restructuring-related expenses............     (12)       (15)                  (46)       (21)
    Net gain on divested businesses...........      --         14                    --         14
    Results from divested businesses and
      other...................................      --          1                    --         31
                                                  ----      -----                  ----      -----
    Total                                           47         --                    13       (382)
                                                  ----      -----                  ----      -----
OPERATING INCOME FROM ONGOING BUSINESS........    $203      $ 185        10%       $548      $ 540          1%
                                                  ====      =====                  ====      =====

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING
  BUSINESSES:

    - NGH's operating income was $203 million and $548 million for the third quarter and the first nine months of 1999, an increase of 10% and an increase of 1%, respectively, from the same 1998 periods. The increase in the third quarter was a result of higher operating company contribution discussed previously. The increase in the first nine months reflects higher operating company contribution discussed previously as well as lower amortization of intangibles due to businesses sold in 1998.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $66 million and $254 million for the third quarter and first nine months of 1999 both decreased 32% and 16%, respectively from the same 1998 periods primarily due to the paydown of long-term debt with the net proceeds from businesses sold in the third quarter of 1998 and with funds generated from operating cash flows and the repurchase and redemption of trust preferred securities in May of 1999.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $4 million expense and $14 million expense for the third quarter and first nine months of 1999, a decrease of $6 million and $8 million, respectively, principally due to higher interest income, partially offset by higher foreign exchange losses.

NET INCOME (LOSS)

    Nabisco Group Holdings' net income of $92 million and $2.9 billion for the third quarter and the first nine months of 1999 compares to net income of $158 million and $8 million for the same 1998 periods. The third quarter decrease primarily reflects the absence of income from operations of discontinued businesses and an increased provision for income taxes partially offset by higher operating income, lower interest and debt expense and lower other income (expense), net. The first nine months reflects the net gain on the sale of the international tobacco business, increased operating income and lower interest and debt expense.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income of $76 million and $2.76 billion for the third quarter and first nine months of 1999 compares to comprehensive income of $154 million and a comprehensive loss of $27 million for the same 1998 periods. The third quarter reflects lower net income and the unfavorable impact of foreign currency translation. The first nine months reflects higher net income offset by the unfavorable impact of foreign currency translation.

RESTRUCTURING

    Savings objectives set in our 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program is expected to be substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 will be approximately $90 million including cash savings of $85 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In the third quarter of 1999, Nabisco recorded a restructuring credit of $59 million reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs and lower costs and cash outlays than originally estimated for certain of these programs. As projects near completion, we will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary. For a further discussion of restructuring programs see Note 5 to the Consolidated Condensed Financial Statements.

DISCONTINUED OPERATIONS

    Total income from discontinued operations decreased approximately $126 million in the third quarter of 1999 compared to the third quarter of 1998 and increased approximately $2.9 billion for the first nine months of 1999 compared to the comparable 1998 period. The first nine months increase was due primarily to the gain on the sale of Reynolds International in May of 1999.

EXTRAORDINARY LOSS

    The extraordinary loss for the third quarter and first nine months of 1999 includes a loss of approximately $384 million ($250 million after tax) on the repurchase of approximately $4 billion of debt securities by RJR and a loss of approximately $44 million ($29 million after tax) related to the purchase and redemption of NGH's trust preferred securities. Both periods also include a loss of $5 million ($2 million after tax, net of minority interest) on the early redemption of Nabisco's debt.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in continuing operating activities amounted to $1 million for the first nine months of 1999 compared to $209 million for the first nine months of 1998. The decrease in net cash flows from operating activities primarily reflects higher interest and income tax payments principally due to a higher inventory position at September 30, 1999 versus an unusually low inventory position at December 31, 1998.

    Cash flows used in investing activities for the first nine months of 1999 increased $642 million from the first nine months of 1998 to $349 million, primarily due to the absence of net proceeds from the sale of businesses, an investment in commercial paper and increased spending for business acquisitions, partially offset by lower capital expenditures and higher proceeds from the sale of assets.

    Capital expenditures were $150 million in the first nine months of 1999. Management expects that the 1999 level of net investment for property, plant and equipment will be $200 million, as spending for capital expenditures will be approximately $230 million offset by proceeds from asset sales, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 1999.

    Cash flows used in financing activities were $1.8 billion for the first nine months of 1999, a change in cash flow of $1.2 billion from the first nine months of 1998, principally due to the purchase and redemption of trust preferred securities and the repurchase of ESOP preferred stock partially offset by an increase in short-term borrowings.

    During the third quarter of 1999 Nabisco exercised a call option to redeem $200 million of floating rate notes due August 2009 and recognized an after-tax extraordinary loss, net of minority interest of approximately $2 million. This redemption was refinanced with commercial paper.

    As of September 30, 1999, Nabisco's $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.11 billion credit facility was utilized to support outstanding commercial paper borrowings of $582 million, and accordingly, $528 million was available. Effective October 28, 1999, the 364-day facility was renewed and amended to a $1.10 billion credit facility.

    The companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share on NGH's 213,250,000 shares of Nabisco Holdings' stock would yield an annual dividend of approximately $0.49 per share on the 326,146,847 shares of NGH stock outstanding on September 30, 1999.

FOREIGN MARKET RISK

    Nabisco's international businesses are exposed to financial market volatility in the countries in which they operate, which can impact the International Food Group's financial position. As of September 30, 1999, Brazil's currency, the Real, devalued approximately 58% from December 31, 1998, compared to the U.S. Dollar, which resulted in an unfavorable foreign currency translation adjustment of approximately $95 million after minority interest for the nine months ended September 30, 1999.

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

    Nabisco has completed an inventory and assessment of its financial, information and operational systems, including equipment with embedded microprocessors, and has developed and executed detailed plans for required systems modifications or replacements.

    Software remediation of information technology systems ("IT systems") has been completed and remediation of non-information technology systems with embedded technology ("non-IT systems") is 97% complete and scheduled to be 100% complete by the end of 1999.

    Software testing following remediation is approximately 98% complete for IT systems and is expected to be completed by the end of 1999. With respect to non-IT systems, testing is 96% complete and is expected to be complete by the end of 1999.

    Approximately 98% of IT systems are remediated and in production. Management expects the remainder to be completed and in production by the end of 1999. Approximately 99% of non-IT systems are compliant and are expected to be fully Year 2000 compliant by the end of 1999.

    Incremental costs, which include contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance are charged to expense as incurred and are funded by operating cash flows. Costs are expected to total approximately $40 million to $45 million, of which $33 million has been spent through September 30, 1999.

    In 1998 Nabisco began a process of contacting key third parties (suppliers, services providers and customers) to determine their progress on Year 2000 compliance issues and to assess the potential impact on operations if key third parties are not successful in converting their systems in a timely manner. In early 1999, Nabisco initiated an effort to gain greater assurance that it will not suffer any material adverse affects of third party non-compliance. This effort consisted of re-contacting these third parties and contacting additional selected third parties to obtain more accurate and up-to-date status of their Year 2000 compliance. As of September 30, 1999, Nabisco had sent correspondence to 100% of these third parties. As of September 30, 1999, Nabisco has received responses from 70% of all third parties, with 69% of all third parties indicating compliance. To supplement this effort, Nabisco has conducted more detailed readiness reviews, including telephone interviews, of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Nabisco. For third parties who have not responded or where compliance could not be established from the communications, management has considered this in their assessment of risk and contingency planning.

    Progress against Year 2000 compliance plans is monitored by management as well as the internal audit department. Results are reported to the Board of Directors on a regular basis.

    Nabisco's existing systems risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. In addition, contingency plans to protect the business from Year 2000-related interruptions have been developed, which include backup procedures, identification of alternate suppliers and possible increases in safety inventory levels. The possible consequences of Nabisco or key third parties not being fully Year 2000 compliant include temporary plant closings, delays in the delivery of products or receipt of supplies, invoice and collection errors, and inventory obsolescence. However, Nabisco believes its Year 2000 implementation plan, including contingency measures, will be completed in all material respects by the end of 1999, thereby reducing the possible material adverse effects of the Year 2000 on Nabisco's business, results of operations, cash flows or financial condition.

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

    The VaR of the potential loss in fair value associated with Nabisco's exposure to changing interest rates was $167 million after tax, net of minority interest at September 30, 1999, a decrease of $31 million from the December 31, 1998 amount. This exposure is primarily related to long-term debt with fixed interest rates.

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

    The VaR associated with Nabisco's net commodity exposure (derivatives plus physical contracts less anticipated future consumption) would result in a potential loss in earnings of $35 million after tax, net of minority interest at September 30, 1999, an increase of $21 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying position in those commodities.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 9 to the Consolidated Condensed Financial Statements contains forward-looking statements concerning, among other things, the impact of Year 2000 on systems and applications, the level of restructuring-related expenses and the amount of savings from the restructuring program, the level of future capital expenditures, the level of dividends and litigation. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Group Holdings' subsidiaries do business, the effects of currency fluctuations, the effects of government regulation and the status of litigation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    As a result of its now severed ownership connection to Reynolds Tobacco, NGH was named as a defendant in a number of smoking and health lawsuits. As of November 3, 1999, NGH continued to be a defendant in 18 lawsuits arising out of the tobacco business conducted by Reynolds Tobacco or its subsidiaries. Two cases that had been pending against NGH were dismissed in the last quarter. One case, brought in an Alaska state court by a group of Native American tribes, was voluntarily dismissed by the plaintiffs. In the other, a Pennsylvania federal district court granted defendants' motion to dismiss with prejudice plaintiffs' claims that defendants had violated their civil rights by marketing cigarettes. The 18 cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

    Most of these 18 active suits were brought in state courts by union health benefit trust funds and, in one instance, Native American tribes seeking to recover the health care costs they claim to have incurred for their members whose illnesses are allegedly related to cigarettes. One health-care cost recovery suit is being brought in a Texas state court by a foreign state government (RIO DE JANIERO V. PHILIP MORRIS COMPANIES). Three of the cases are non-union class action suits, one in Indiana state court, one in Missouri state court and one pending in Lagos, Nigeria. NGH's defenses in all the cigarette cases in which it is named include the merits defenses of Reynolds Tobacco plus separate arguments that NGH is a holding company that does not engage in any of the activities for which plaintiffs seek to impose liability. NGH also seeks to be dismissed from some of these cases based on the fact that it has no presence in the state in which a particular case is pending and therefore should not be subject to the jurisdiction of the applicable court.

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

    For additional information about litigation and legal proceedings, see
Note 9 to the Consolidated Condensed Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    10.1  Form of Stock Option Agreement between Nabisco Group
          Holdings Corp. and the Executives named therein, dated
          July 14, 1999.

    10.2  Third Amendment to the 364 Day Facility, dated October 28,
          1999, among Nabisco Holdings Corp., Nabisco, Inc., and the lending institutions parties thereto.

    27.1 Nabisco Group Holdings Corp. Financial Data Schedule for the nine months ended September 30, 1999.

    27.2 Nabisco Group Holdings Corp. Financial Data Schedule for the nine months ended September 30, 1998.

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

                                              NABISCO GROUP HOLDINGS CORP.
                                              (Registrant)

                                                                /s/ JAMES E. HEALEY
                                                   ---------------------------------------------
                                              James E. Healey
                                              Senior Vice President and Chief Financial Officer

Date: November 15, 1999                                         /s/ THOMAS J. PESCE
                                                   ---------------------------------------------
                                              Thomas J. Pesce
                                              Senior Vice President and Controller