Form 10-K405
period 1999-12-31
NABISCO GROUP HOLDINGS CORP
filed 2000-03-21
CIK 847903

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 21, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                              -------------------
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

                                 7 CAMPUS DRIVE
                           PARSIPPANY, NJ 07054-0311
                                 (973) 682-5000
    (Address, including zip code, and telephone number, including area code, of the principal executive offices of Nabisco Group Holdings Corp.)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH
                                                               EXCHANGE ON
TITLE OF EACH CLASS                                          WHICH REGISTERED
-------------------                                          ----------------
NABISCO GROUP HOLDINGS CORP.
 Common Stock, par value $.01 per share                          New York

NABISCO GROUP HOLDINGS CAPITAL TRUST II
 9.5% Trust Originated Preferred Securities                      New York

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

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

    THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF NABISCO GROUP HOLDINGS CORP. ON MARCH 15, 2000 WAS APPROXIMATELY $3.1 BILLION.

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANTS' CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE: MARCH 15, 2000:

NABISCO GROUP HOLDINGS CORP.: 326,442,347 SHARES OF COMMON STOCK, PAR VALUE $.01
                                   PER SHARE

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE DEFINITIVE PROXY STATEMENT OF NABISCO GROUP HOLDINGS CORP. TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A OF THE SECURITIES EXCHANGE ACT OF 1934 ON OR PRIOR TO APRIL 30, 2000 ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I
Item 1.    Business....................................................      1
               (a) General Development of Business.....................      1
               (b) Financial Information about Industry Segments.......      2
               (c) Narrative Description of Business...................      2
                     Other Matters.....................................      6
               (d) Financial Information about Foreign and Domestic
                     Operations........................................      6
Item 2.    Properties..................................................      6
Item 3.    Legal Proceedings...........................................      6
Item 4.    Submission of Matters to a Vote of Security Holders.........      7
           Executive Officers of the Registrants.......................      8

PART II
Item 5.    Market for Registrants' Common Equity and Related
             Stockholder Matters.......................................      9
Item 6.    Selected Financial Data.....................................     11
Item 7.    Management's Discussion and Analysis of Financial Condition
             and
             Results of Operations.....................................     12
Item 7a.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     21
Item 8.    Financial Statements and Supplementary Data.................     23
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and
             Financial Disclosure......................................     23

PART III
Item 10.   Directors and Executive Officers of the Registrants.........     23
Item 11.   Executive Compensation......................................     23
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     23
Item 13.   Certain Relationships and Related Transactions..............     23

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     24

                                     PART I

ITEM 1. BUSINESS

    (A) GENERAL DEVELOPMENT OF BUSINESS

    The operating subsidiaries of Nabisco Group Holdings Corp. ("NGH") comprise one of the largest food companies in the world. In the United States, the packaged food business is conducted by Nabisco Holdings Corp.'s ("Nabisco Holdings") wholly-owned subsidiary, Nabisco, Inc. ("Nabisco"), the largest manufacturer and marketer of cookies and crackers. NGH owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.6% of the economic interest and 97.6% of the combined voting power of all of the outstanding Common Stock as of March 15, 2000.

    Food operations outside the United States are conducted by Nabisco International, Inc. and Nabisco Ltd., subsidiaries of Nabisco. For financial information with respect to operations in various geographic locations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 to the Consolidated Financial Statements, and the related notes thereto, of NGH as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 (the "Consolidated Financial Statements").

    RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings Inc. ("RJR") was incorporated as a holding company in 1970 holding the stock of R.J. Reynolds Tobacco Company ("Reynolds Tobacco") and other companies that have since been sold. It acquired Nabisco Holdings (formerly Nabisco Brands, Inc.) in 1985. RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp. ("NGH") was organized as a Delaware corporation in 1988 to effect the acquisition of RJR, which was completed on April 28, 1989. As a result of this acquisition, RJR became an indirect, wholly-owned subsidiary of NGH. After a series of holding company mergers completed on December 17, 1992, RJR became a direct, wholly-owned subsidiary of NGH.

    During the second quarter of 1999, a series of reorganization transactions were completed, as a result of which NGH, Nabisco Holdings, Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected NGH are the following:

    - On May 12, 1999, RJR and Reynolds Tobacco completed the sale of the international tobacco business to Japan Tobacco Inc. for $8 billion, including the assumption of approximately $200 million of net debt. Proceeds from the sale were used to reduce debt and for general corporate purposes.

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings, together with approximately $1.6 billion in net cash proceeds from the international tobacco sale, to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999.

    In 1999, a subsidiary of Nabisco acquired the stock of Canale S.A., Argentina's fourth largest biscuit company. Also in 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc., the fourth largest non-chocolate candy company in the United States. The acquisition further strengthened our leadership position in non-chocolate candy.

    NGH will continue to assess its businesses to evaluate their consistency with strategic objectives. Although NGH may acquire and divest additional businesses in the future, no decisions have been made with respect to any such acquisitions or divestitures except as described in the subsequent events section of Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 20 to the Consolidated Financial Statements. Under the provisions of Nabisco Holdings' existing credit agreements, however, there are restrictions on the sale or disposition of all, substantially all or any substantial portion of certain domestic businesses of Nabisco. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    (B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    For information about operating segments for the years 1997 through 1999, see Note 18 to the Consolidated Financial Statements.

    (C) NARRATIVE DESCRIPTION OF BUSINESS

    NGH is a holding company whose operating subsidiaries are owned indirectly through Nabisco Holdings. NGH owns 100% of the outstanding Class B Common Stock of Nabisco Holdings, which represents approximately 80.6% of the economic interest and 97.6% of the total voting power of Nabisco Holdings' outstanding common stock. Nabisco's businesses in the United States are comprised of the Nabisco Biscuit Company and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc.

    Food products are sold under trademarks owned or licensed by Nabisco and brand recognition is considered essential to their successful marketing. Wal-Mart Stores, Inc. and its affiliates accounted for approximately 11% of consolidated net sales in 1999 and no customer accounted for 10% or more of consolidated net sales in 1998 and 1997.

NABISCO BISCUIT COMPANY

    The Nabisco Biscuit Company is the largest manufacturer and marketer in the United States cookie and cracker industry with seven of the top ten selling brands. Overall, in 1999, Nabisco Biscuit had a 39.1% share of the domestic cookie category and a 51.6% share of the domestic cracker category (in the aggregate more than two times the share of its closest competitor). The combined 1999 cookie and cracker market share of 44.5% was 0.5 points above 1998. Leading Nabisco Biscuit cookie brands include OREO, CHIPS AHOY!, NEWTONS and SNACKWELL'S. Leading Nabisco Biscuit cracker brands include RITZ, PREMIUM, TRISCUIT, WHEAT THINS and NABISCO HONEY MAID GRAHAMS.

    OREO and CHIPS AHOY! are the two largest selling cookies in the United States. OREO, the leading sandwich cookie, is Nabisco Biscuit's largest selling cookie brand. Seasonal line extensions such as SPRING OREO, HALLOWEEN OREO and the OREO MILLENIUM TIN, in addition to the "Don't Eat the Winning Oreo" promotion, continue to increase the brand's appeal. CHIPS AHOY! is the leader in the chocolate chip cookie segment driven by its base CHIPS AHOY! business along with CHEWY CHIPS AHOY! and line extensions such as HOLIDAY CHIPS AHOY!

    NEWTONS, the oldest Nabisco Biscuit cookie brand, is the fourth leading cookie brand in the United States. Product improvements made in the first half of the year provided a consumer preferred moister cookie.

    SNACKWELL'S cookies and crackers, on a combined basis, is the eighth leading brand in the United States. The recent more indulgent product introductions, Mint Creme and Caramel Delights, have been solid contributors to the SNACKWELL'S portfolio. SNACKWELL'S continues to maintain the leading share of the better-for-you cookie segment.

    Nabisco Biscuit's cracker business is led by RITZ, the largest selling cracker in the United States. Successful product line extensions such as RITZ BITS, RITZ BITS SANDWICHES and REDUCED FAT RITZ, helped drive the brand's growth. The RITZ product line accounted for 13.9% of cracker sales in the United States in 1999, compared to 13.4% in 1998. PREMIUM, the oldest Nabisco cracker brand and the leader in the saltine cracker segment, is joined by TRISCUIT, WHEAT THINS, NABISCO HONEY MAID GRAHAMS, and AIR CRISPS to comprise, along with RITZ, six of the eight largest selling cracker brands in the United States.

    Nabisco Biscuit's other cookie and cracker brands, which include NUTTER BUTTER, TEDDY GRAHAMS, NILLA, STELLA D'ORO, CHEESE NIPS, BETTER CHEDDARS and BARNUM'S ANIMAL CRACKERS, compete in consumer niche segments. Many are the first or second largest selling brands in their respective segments. Substantial growth by TEDDY GRAHAMS in 1999 resulted from the brand restage and launch of the TEDDY GRAHAMS CHOCOLATEY CHIP line extension. CHEESE NIPS also showed strength with its line extensions, CHEESE NIPS EXTRA CHEDDAR, CHEESE NIPS THREE-CHEESE PIZZA and CHEESE NIPS CATDOG.

    Nabisco Biscuit's products in the breakfast snack category include SNACKWELL'S cereal bars and KOOL STUF toaster pastries. Both lines had product improvements during the year with an improved topping and increased shelf life on SNACKWELL'S HEARTY FRUIT 'N GRAIN CEREAL BARS and improved icing for KOOL STUF.

    Nabisco Biscuit's products are manufactured in 11 Nabisco Biscuit owned facilities, 13 facilities with which Nabisco Biscuit has production agreements with contract manufacturers throughout the United States and through Nabisco affiliates in Canada. Nabisco Biscuit also operates a flour mill in Toledo, Ohio, which supplies approximately 85% of its flour needs.

    Nabisco Biscuit's products are sold to major grocery and other large retail chains through Nabisco Biscuit's direct store delivery system. The system is supported by a distribution network utilizing 12 warehouses which supply 108 shipping branches where shipments are consolidated for delivery to approximately 63,000 separate delivery points.

U.S. FOODS GROUP

    Nabisco manages its non-biscuit food operations in the U.S. through the U.S. Foods Group which is comprised of the following operating units:

    SALES & INTEGRATED LOGISTICS GROUP. The Sales & Integrated Logistics Group handles sales and distribution for the LifeSavers and Planters Specialty Companies and distribution for the Food Service Company. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The products are distributed from 12 distribution centers located throughout the United States.

    PLANTERS SPECIALTY COMPANY. The Planters Specialty Company produces and markets a broad range of food products. These products include nuts and salty snacks largely for sale in the United States, primarily under the PLANTERS trademark. Planters, the only nut brand sold nationally, is the clear leader in the packaged nut category. The Planters Specialty Company also manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, and gelatins. Many of the Planters Specialty Company products are first or second in their product categories. Well-known brand names include A.1. steak sauces, GREY POUPON mustards, MILK-BONE pet snacks, CREAM OF WHEAT hot cereals, CORNNUTS crispy corn kernel snacks, ROYAL desserts and KNOX gelatines.

    Planters Specialty Company's primary entries in the steak sauce and mustard segments are A.1., A.1. BOLD, A.1. THICK AND HEARTY and A.1. SWEET AND TANGY steak sauces, the leading line of steak sauces, and GREY POUPON mustards, which include the leading Dijon mustard.

    Planters Specialty Company is the largest manufacturer of pet snacks in the United States with MILK-BONE dog biscuits and dog snacks. MILK-BONE products include MILK-BONE ORIGINAL BISCUITS, FLAVOR SNACKS, SUPER PREMIUM BISCUITS, DOG TREATS and DOGGIE BAG TREATS.

    The Planters Specialty Company, a leading manufacturer of hot cereals, participates in the cook-on-stove and mix-in-bowl segments of the category. CREAM OF WHEAT, the leading wheat-based hot cereal, and CREAM OF RICE participate in the cook-on-stove segment. INSTANT CREAM OF WHEAT participates in the mix-in-bowl segment and includes varieties such as BANANA NUT BREAD, BLUEBERRY MUFFIN and RASPBERRY DANISH. Quaker Oats Company is the most significant participant in the hot cereal category.

    Planters Specialty Company manufactures products in 6 plants and sources products from a number of contract manufacturers.

    LIFESAVERS COMPANY. The LifeSavers Company manufactures and markets non-chocolate candy and gum primarily for sale in the United States. LifeSavers' well-known brands include LIFE SAVERS candy, ICE BREAKERS gum, BREATH SAVERS sugar free mints, CARE*FREE sugarless gum, CREME SAVERS candy, BUBBLE YUM bubble gum, GUMMI SAVERS fruit chewy candy, NOW & LATER fruit chewy taffy and FRUIT STRIPE gum. LIFE SAVERS is the largest selling non-chocolate candy brand in the United States, with a 1999 share of 5.3%, compared to 5.1% in 1998, of the non-chocolate candy category. BREATH SAVERS is the largest selling sugar free breath mint in the United States and BUBBLE YUM is among the largest selling bubble gum brands in the United States.

    LifeSavers Company manufactures its products in 4 owned plants and utilizes 4 primary contract manufacturers.

    FOOD SERVICE COMPANY. The Food Service Company utilizes a direct national sales force to sell a variety of specially packaged food products of the Nabisco Biscuit Company and U.S. Foods Group including cookies, crackers, confections, hot cereals, nuts and condiments to the food service and vending machine industries.

    FAVORITE BRANDS. Favorite Brands is a non-chocolate confection and snack business acquired from Favorite Brands International, Inc. in 1999. Its products include TROLLI gummi candies, SATHERS and FARLEY'S general line candy brands, JET-PUFFED marshmallows, and FARLEY'S FRUIT SNACKS. These products are produced and marketed in the United States and sold to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through independent brokers and small direct sales force for the SATHERS candy brands. The products are distributed from 10 distribution centers located throughout the United States. The business will be integrated into the other U.S. Foods Group operating units in 2000.

    Favorite Brands manufactures its products in 11 plants and sources products from a number of contract manufacturers.

INTERNATIONAL FOOD GROUP

    Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

    NABISCO LTD. Nabisco Ltd conducts Nabisco's Canadian operations through its Snack and Grocery Divisions. Excluding private label brands, the Snack Division produced nine of the top ten in each of the cookies and crackers categories in Canada in 1999. Nabisco Ltd's cookie and cracker brands in Canada include OREO, CHIPS AHOY!, SNACKWELL'S, FUDGEE-O, PEEK FREANS, DAD'S, DAVID, PREMIUM PLUS, RITZ, AIR CRISPS, TRISCUIT and STONED WHEAT THINS. These products are manufactured in four bakeries in Canada and are sold through a direct store delivery system, utilizing 10 sales offices and distribution centers and a combination of company trucks and common carriers.

    The Snack Division also uses a separate selling and marketing organization which offers a variety of specially packaged food products to non-grocery outlets, wherever the consumer may have opportunity to consume food products outside of the home. The products are sourced from both the Snack and Grocery Divisions and include cookies, crackers, canned fruits, vegetables, pasta and condiments.

    Nabisco Ltd's Grocery Division produces and markets canned fruits and vegetables, fruit juices and drinks, pet snacks, pasta and other Italian food products. The Grocery Division is the leading canned fruit producer and second largest canned vegetable producer in Canada. Canned fruits and vegetables, as well as fruit juices and drinks, are marketed under the DEL MONTE trademark pursuant to a license from the Del Monte Corporation, and under the AYLMER trademark. Dry pasta and other Italian food products are marketed under the PRIMO trademark, which is the number two pasta brand in Canada. The Grocery Division also markets MILK-BONE pet snacks, CREAM OF WHEAT hot cereals and MAGIC baking powder, each a leading brand in Canada. Nabisco Ltd's Grocery Division operated seven manufacturing facilities in 1999. Five produced canned products, principally fruits and vegetables, one produced pet snacks and one produced pasta. The Grocery Division's products are sold directly to retail chains and are distributed through four regional warehouses.

    NABISCO INTERNATIONAL. Nabisco International is a leading producer of biscuits, powdered dessert and drink mixes, baking powder, pasta, juices, milk products and other grocery items, as well as industrial yeast and bakery ingredients. Nabisco International's operations in Latin America represented more than 70% of Nabisco International's sales in 1999. Nabisco International also operates growing businesses in Asia, Iberia, Middle East and South Africa. Additionally, Nabisco International exports a variety of Nabisco Biscuit Company and U.S. Foods Group products to markets primarily in the Caribbean and Asia.

    The biscuits category represented over 50% of Nabisco International's sales in 1999. Nabisco International is growing global brands like OREO, CHIPS AHOY! and RITZ in various markets as part of Nabisco International's strategy to focus growth in biscuits. Local brands such as TERRABUSI, ARTIACH, MARBU and LUCKY are also part of this category. Nabisco International is the biscuit market leader in Argentina, Venezuela, Puerto Rico, Peru, Ecuador, Nicaragua, Uruguay, Spain, Taiwan and Beijing, China.

    In 1999, Nabisco International increased its Latin American biscuit operations through the acquisition of Argentina's fourth largest biscuit company, Canale S.A.

    In Asia, Nabisco International operates its Chinese biscuit business through joint ventures in Beijing and a wholly-owned subsidiary in Suzhou. In Indonesia, Nabisco International operates a plant which is 70% owned by Nabisco and 30% owned by its partner and distributor.

    Dessert mixes, drink mixes and baking powder are sold under the ROYAL brand, yeast and bakery ingredients under the FLEISCHMANN's brand, processed milk products under the GLORIA brand and juice under the MAGUARY brand. Nabisco International is the market leader in powdered desserts in Spain and most of Latin America and is the market leader in baking powder and yeast throughout Latin America.

    Nabisco International's grocery and biscuit products are sold to retail outlets through its own local country sales forces and independent wholesalers and distributors. Industrial yeast and bakery products are sold to the bakery trade through Nabisco International's own local country sales forces and independent distributors.

    Nabisco International's largest market is Brazil, where it operates 13 manufacturing facilities out of a total of 35 manufacturing facilities in Latin America and 49 worldwide.

RAW MATERIALS

    Agricultural commodities constitute the principal raw materials used by Nabisco in its food businesses. These raw materials are normally purchased through supplier contracts, while the commodities market is utilized to hedge prices for a large portion of North American and certain International anticipated future requirements. Prices of agricultural commodities tend to fluctuate due to seasonal, climactic and economic factors which generally also affect Nabisco's competitors. NGH and its subsidiaries believe that the raw materials for Nabisco products are in plentiful supply and are readily available from a variety of independent suppliers.

COMPETITION

    Generally, the markets in which the Nabisco Biscuit Company, U.S. Foods Group and the International Food Group conduct their business are highly competitive. Competition consists of large domestic and international companies, local and regional firms and generic and private label products of food retailers. Competition is conducted on the basis of brand recognition, brand loyalty, quality and price. Substantial advertising and promotional expenditures are required to maintain or improve a brand's market position or to introduce a new product.

    The trademarks under which the Nabisco Biscuit Company, U.S. Foods Group and the International Food Group market their products are generally registered in the United States and other countries in which such products are sold and are generally renewable indefinitely. Nabisco and certain of its subsidiaries have from time to time granted various parties exclusive licenses to use one or more of their trademarks in particular locations. NGH and its subsidiaries do not believe that such licensing arrangements have a material effect on the conduct of its domestic or international businesses.

                                 OTHER MATTERS

EMPLOYEES

    At December 31, 1999, NGH and its subsidiaries had approximately 50,700 full time employees. Most of the unionized workers at Nabisco's domestic locations are represented under a national contract with the Bakery, Confectionery and Tobacco Workers International Union, which was ratified in August 1996 and which will expire in August 2001. Other unions represent the employees at a number of Nabisco locations. NGH believes that Nabisco's relations with these employees and with their unions are good.

    (D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    For information about foreign and domestic operations for the years 1997 through 1999, see Note 18 to the Consolidated Financial Statements.

ITEM 2. PROPERTIES

    For information on properties, see Item 1. For additional information pertaining to the location of NGH's assets as of December 31, 1999 and 1998, see
Note 18 to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

    NGH has been named as a defendant in a number of lawsuits (40 as of March 20, 2000) as a result of its now severed relationship with the tobacco business conducted by Reynolds Tobacco or its subsidiaries. For information about this litigation see Note 12 to the Consolidated Financial Statements and
Exhibit 99 to this Form 10-K, which is available at the U.S. Securities and Exchange Commission's website at http://www.sec.gov.

    Some of the claims against NGH in the tobacco-related litigation noted above seek recovery of hundreds of millions and possibly billions of dollars. This is also true of litigation pending against Reynolds Tobacco and RJR, former subsidiaries of NGH. NGH believes that it has a number of valid defenses to any such actions and intends to defend all of them vigorously. Litigation is subject to many uncertainties. While management believes it has strong defenses in the litigation against NGH, management is unable to predict the outcome of the litigation against NGH, or to derive a meaningful estimate of the amount or range of any possible loss in any quarterly or annual period or in the aggregate.

    Nabisco Holdings and Nabisco, both subsidiaries of NGH, are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on those companies' or on NGH's financial condition or results of operations.

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" ("PRP") with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to 14 sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA and indemnification matters, such expenditures or costs are not expected to have a material adverse effect on those companies' or NGH's financial condition or results of operations.

    In addition, in April 1995, NGH was named a PRP with certain third parties under CERCLA with respect to a superfund site at which a former subsidiary of RJR had operations. A subsidiary of NGH may also have indemnification obligations to a third party with respect to certain lawsuits arising from this same CERCLA site although the subsidiary itself is not named in the lawsuits. Management cannot currently predict the likelihood that it will have to contribute as a PRP or perform on these obligations or what the magnitude of the obligations would be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANTS

    The following table sets forth certain information concerning the executive officers of Nabisco Group Holdings:

                                                     BUSINESS EXPERIENCE DURING PAST FIVE YEARS
NAME                               AGE                         AND OTHER INFORMATION
----                             --------   ------------------------------------------------------------
James M. Kilts                      52      President and Chief Executive Officer of NGH since December
                                              1999; President and Chief Executive Officer of Nabisco
                                              Holdings and of Nabisco since January 1998; prior thereto
                                              Executive Vice President-Worldwide Food of Philip Morris
                                              Companies, January 1994-March 1997; President of Kraft
                                              USA, 1989-1994. Member of the Board of Directors of
                                              Nabisco Holdings and of Nabisco since January 1998, NGH
                                              since July 1999, the May Department Stores Company since
                                              November 1998 and The Whirlpool Corporation since April
                                              1999.
Richard H. Lenny                    48      Executive Vice President of Nabisco Holdings and of Nabisco
                                              and President of Nabisco Biscuit Company since February
                                              1998; prior thereto President of Pillsbury North America,
                                              November 1996-January 1998; President of Pillsbury
                                              Specialty Brands, February 1995-
                                              November 1996; Senior Vice President-Sales & Customer
                                              Service of Kraft Foods, May 1994-February 1995.
Douglas R. Conant                   48      Executive Vice President of Nabisco Holdings and of Nabisco
                                              since June 1995 and President of Nabisco U.S. Foods Group
                                              since February 1997; previously President of Sales &
                                              Integrated Logistics Group, 1994-June 1995; Senior Vice
                                              President-Marketing of Nabisco Biscuit Company, 1993-1994.
James E. Healey                     58      Senior Vice President and Chief Financial Officer of NGH
                                              since September 1999; Executive Vice President and Chief
                                              Financial Officer of Nabisco Holdings and of Nabisco since
                                              June 1997; prior thereto, Vice President and Treasurer of
                                              Bestfoods (formerly CPC International), 1995-1997;
                                              Comptroller of Bestfoods, 1987-1995. Member of the Board
                                              of Directors of Interchange Financial Services Corp. since
                                              1994.
James A. Kirkman III                58      Senior Vice President and Secretary of NGH since July 1999;
                                              General Counsel of NGH since October 1999; Executive Vice
                                              President, General Counsel and Secretary of Nabisco
                                              Holdings and of Nabisco since April 1995; previously
                                              Senior Vice President, General Counsel and Secretary of
                                              Nabisco Holdings, October 1994-April 1995, and of Nabisco,
                                              1992-April 1995.
Thomas J. Pesce                     48      Senior Vice President and Controller of NGH since November
                                              1999; Senior Vice President and Controller of Nabisco
                                              Holdings and of Nabisco since November 1999; previously
                                              Senior Vice President, Finance of Nabisco Biscuit Company,
                                              October 1996-October 1999; Senior Vice President and Chief
                                              Financial Officer of Nabisco International, 1990-September
                                              1996.
Robert A. Schiffner, Jr.            50      Senior Vice President and Treasurer of NGH since August
                                              1999; Senior Vice President and Treasurer of Nabisco
                                              Holdings and of Nabisco since July 1998; previously Senior
                                              Vice President and Controller of Nabisco Holdings and of
                                              Nabisco, March 1997-June 1998; Vice President and
                                              Controller of Nabisco Holdings and of Nabisco,
                                              April 1995-February 1997; Senior Director-Finance and
                                              Business Development, Specialty Products Company, January
                                              1994-March 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of NGH, par value $.01 per share (the "Common Stock"), is listed and traded on the New York Stock Exchange (the "NYSE").

    As of March 15, 2000, there were approximately 45,000 record holders of the Common Stock. The Common Stock closing price on the NYSE on March 15, 2000 was $9 3/8.

    The following table sets forth, for the calendar periods indicated, the high and low sales prices per share for the Common Stock on the NYSE Composite Tape, as reported in the WALL STREET JOURNAL.

                                                                                                   CASH
                                                                                                 DIVIDENDS
1999                                                           HIGH                LOW           DECLARED
----                                                       -------------      -------------      ---------
First Quarter........................................      $          30 7/8  $          25       $ .5125
Second Quarter--prior to spin-off of RJR.............      $          33 9/16 $          24       $ .5125
Second Quarter--after spin-off of RJR................      $          22      $          19 5/16  $    --
Third Quarter........................................      $          20 13/16 $          14 11/16  $ .1225
Fourth Quarter.......................................      $          15 3/4  $           9 3/4   $ .1225

1998
-----------------------------------------------------
First Quarter........................................      $          38 1/16 $          30       $ .5125
Second Quarter.......................................      $          31 5/16 $          23 1/2   $ .5125
Third Quarter........................................      $          27 3/8  $          21 5/16  $ .5125
Fourth Quarter.......................................      $          31 15/16 $          24      $ .5125

    During the second quarter of 1999, a series of reorganization transactions were completed, as a result of which NGH, Nabisco Holdings, Nabisco and their subsidiaries are no longer affiliated with RJR and its subsidiaries. The principal transactions in this reorganization that affected NGH are the following:

    - On May 12, 1999, RJR and Reynolds Tobacco completed the sale of the international tobacco business to Japan Tobacco Inc. for $8 billion, including the assumption of approximately $200 million of net debt. Proceeds from the sale were used to reduce debt and for general corporate purposes.

    - On May 18, 1999, RJR transferred all of the outstanding Class B Common Stock of Nabisco Holdings, together with approximately $1.6 billion in net cash proceeds from the international tobacco sale, to NGH through a merger transaction.

    - On June 14, 1999, NGH distributed all of the outstanding shares of RJR common stock to NGH common stockholders of record as of May 27, 1999. Each record holder received one share of RJR stock for every three shares of NGH stock. The average of the high and low trading prices for the common stock of NGH was $21.53 on June 15, 1999, the first trading day following the distribution.

    As a result of the reorganization transactions, NGH owns only food businesses through Nabisco Holdings and its subsidiaries, and therefore NGH decreased its annual common dividend rate to $.49 from $2.05 per share, effective with the October 1, 1999 dividend payment.

    NGH is dependent on the earnings and cash flow of Nabisco Holdings and its subsidiaries to satisfy its obligations and other cash needs. Nabisco Holdings' dividend payable to NGH increased from approximately $149 million annually to $160 million annually, commencing with the April 1, 1999 dividend payment, when Nabisco Holdings increased its quarterly dividend payment to $.1875 per share or $.75 per share annually, from its previous level of $.70 per share. For information concerning limitations on dividends, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"--Liquidity and Financial Condition and
Note 11 to the Consolidated Financial Statements. NGH does not believe that Nabisco Holdings' credit arrangements will limit NGH's ability to pay its anticipated quarterly dividends.

    NGH, RJR and Reynolds Tobacco entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters indemnification rights and obligations and other matters among the parties.

    These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR. NGH does not anticipate that these new agreements will have a material effect on its financial condition or results of operations.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data of NGH presented below as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 were derived from the consolidated financial statements of NGH (the "Consolidated Financial Statements") set forth herein, which have been audited by Deloitte & Touche LLP, independent auditors. In addition, the selected consolidated financial data of NGH presented below as of December 31, 1997, 1996 and 1995 and for each of the years in the two year period ended December 31, 1996 were derived from audited consolidated financial statements of NGH, not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999       1998       1997       1996       1995
-------------------------------------                         --------   --------   --------   --------   --------
RESULTS OF OPERATIONS
  Net sales.................................................  $ 8,268    $ 8,400    $ 8,734    $ 8,889    $ 8,294
                                                              -------    -------    -------    -------    -------
  Cost of products sold.....................................    4,502      4,683      4,950      5,226      4,776
  Selling, advertising, administrative and general
    expenses................................................    2,751      2,670      2,469      2,528      2,389
  Amortization of trademarks and goodwill...................      213        221        226        228        227
  Restructuring charges (credits)...........................      (67)       530         --        428         --
                                                              -------    -------    -------    -------    -------
    Operating income........................................      869        296      1,089        479        902
  Interest and debt expense.................................     (324)      (401)      (421)      (424)      (376)
  Other income (expense), net...............................      (19)       (29)       (32)       (31)       (15)
                                                              -------    -------    -------    -------    -------
    Income (loss) before income taxes.......................      526       (134)       636         24        511
  Provision (benefit) for income taxes......................      201         (2)       257         62        208
                                                              -------    -------    -------    -------    -------
    Income (loss) from continuing operations before minority
      interest..............................................      325       (132)       379        (38)       303
  Less minority interest in income (loss) of Nabisco
    Holdings................................................       70        (14)        84          3         59
                                                              -------    -------    -------    -------    -------
  Income (loss) from continuing operations..................      255       (118)       295        (41)       244
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses, net of income taxes.......................       24       (459)       107        652        383
    Gain on sale of discontinued business, net of income
      taxes.................................................    2,970         --         --         --         --
                                                              -------    -------    -------    -------    -------
    Income (loss) before extraordinary items................    3,249       (577)       402        611        627
  Extraordinary items - loss on early extinguishment of
    debt, net of income taxes and minority interest.........     (281)        --        (21)        --        (16)
                                                              -------    -------    -------    -------    -------
    Net income (loss).......................................  $ 2,968    $  (577)   $   381    $   611    $   611
                                                              =======    =======    =======    =======    =======
PER SHARE DATA
  Net income (loss) per common share - basic:
    Income (loss) from continuing operations................  $   .76    $  (.49)   $   .78    $  (.26)   $   .41
    Income (loss) from discontinued operations..............     9.21      (1.42)       .33       2.01       1.18
    Extraordinary items.....................................     (.86)        --       (.06)        --       (.05)
                                                              -------    -------    -------    -------    -------
      Net income (loss).....................................  $  9.11    $ (1.91)   $  1.05    $  1.75    $  1.54
                                                              =======    =======    =======    =======    =======
  Net income (loss) per common share - diluted:
    Income (loss) from continuing operations................  $   .75    $  (.49)   $   .76    $  (.26)   $   .41
    Income (loss) from discontinued operations..............     9.21      (1.42)       .33       2.01       1.17
    Extraordinary items.....................................     (.86)        --       (.06)        --       (.05)
                                                              -------    -------    -------    -------    -------
      Net income (loss).....................................  $  9.10    $ (1.91)   $  1.03    $  1.75    $  1.53
                                                              =======    =======    =======    =======    =======
  Dividends declared per common share.......................  $  1.27    $  2.05    $  2.05    $  1.85    $  1.50
  Dividends declared per share--Series C preferred stock....       --         --    $  2.25    $  6.01    $  6.01
BALANCE SHEET DATA (AT END OF PERIOD)
Working capital.                                              $     30   $  6,309   $    508   $    445   $    436
  Total assets..............................................   11,961     17,845     19,832     20,574     20,811
  Total debt................................................    4,187      5,132      5,488      5,442      5,409
  Stockholders' equity......................................    3,161      8,014      9,631     10,148     10,329

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of NGH's financial condition and results of operations. The discussion and analysis for sales, operating company contribution and operating income includes information as reported in the historical financial statements, followed by items that management believes impact the comparability of historical results, ongoing results and management's discussion and analysis of ongoing results. Ongoing results are presented on a basis consistent with how the ongoing businesses are managed. They exclude sales, operating company contribution and operating income from divested businesses, restructuring charges and credits, restructuring-related expenses and net gains on divested businesses that management believes affect the comparability of the results of operations. The ongoing results of operations should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of NGH's financial information and the related notes thereto are included in the Consolidated Financial Statements.

    NGH's business is conducted by Nabisco Holdings Corp.'s ("Nabisco Holdings") wholly-owned subsidiary Nabisco, Inc. ("Nabisco"). Nabisco's businesses in the United States are comprised of Biscuit and the U.S. Foods Group. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" and together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                                                                % CHANGE
                                                                                                  FROM
                                                            YEARS ENDED DECEMBER 31,           PRIOR YEAR
                                                            ------------------------      --------------------
DOLLARS IN MILLIONS                                        1999       1998       1997       1999        1998
-------------------                                      --------   --------   --------   --------    --------
REPORTED NET SALES:

  Biscuit..............................................   $3,640     $3,542     $3,545        3%         --%
  U.S. Foods Group.....................................    2,246      2,334      2,604       (4)%       (10)%
  International Food Group.............................    2,382      2,524      2,585       (6)%        (2)%
                                                          ------     ------     ------
  Total................................................    8,268      8,400      8,734       (2)%        (4)%
                                                          ------     ------     ------
NET SALES FROM DIVESTED BUSINESSES:

  U.S. Foods Group.....................................       --        287        616
  International Food Group.............................       --         11         16
                                                          ------     ------     ------
  Total................................................       --        298        632
                                                          ------     ------     ------
NET SALES FROM ONGOING BUSINESSES:

  Biscuit..............................................    3,640      3,542      3,545        3%         --%
  U.S. Foods Group.....................................    2,246      2,047      1,988       10%          3%
  International Food Group.............................    2,382      2,513      2,569       (5)%       (2)%
                                                          ------     ------     ------
  Total................................................   $8,268     $8,102     $8,102        2%         --%
                                                          ======     ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON NET SALES FROM ONGOING
BUSINESSES:

    1999 VS. 1998. NGH's net sales of $8.27 billion were up 2% compared to 1998 net sales.

    - Biscuit's net sales increased 3% versus the prior year. The sales increase reflects the carryover effect of 1998 price increases and volume increases in cookie and cracker brands behind increased marketing spending and the continued efforts of Biscuit's redesigned direct store delivery sales force. Partially offsetting this increase was a decline in breakfast snack volumes.

    - The U.S. Foods Group's net sales increased 10% versus the prior year. The sales increase was paced by strong volume gains from nuts, confections, condiments and pet snacks. The inclusion of Favorite Brands, acquired in November 1999, contributed 2% points to the overall increase.

    - The International Food Group's net sales decreased 5% versus the prior year. The sales decline was primarily driven by unfavorable foreign currency translation rates, principally in Brazil. Excluding the impact of unfavorable foreign currency translation, sales increased 5%. The increase was primarily due to price increases partially offset by volume declines. The price increases, paced by Brazil, were across all regions, with the exception of Argentina which experienced competitive pricing pressures. The volume declines were primarily in Brazil, the Andean region and Spain offset in part by volume gains in Canada, the Caribbean and Mexico.

    1998 VS. 1997.  NGH's net sales were flat at $8.10 billion.

    - Biscuit's net sales were flat at $3.54 billion versus the prior year reflecting price increases and volume gains in cookies and crackers largely offset by lower volumes in SnackWell's and breakfast snacks. Although net sales were flat versus the prior year, momentum was reestablished in the second half of 1998 and after adjusting selling days to an equal days basis, Biscuit's net sales rose nearly 5% in the fourth quarter of 1998 versus the same period a year ago. These sales reflect the impact of increased marketing spending and the efforts of Biscuit's redesigned direct store delivery sales force which was approximately one-third in place at December 31, 1998.

    - The U.S. Foods Group's net sales increased 3% primarily due to the inclusion of Cornnuts snacks acquired in December 1997 and increased volume for Planters nuts, A.1. steak sauces and pet snacks, partially offset by lower volume for confections.

    - The International Food Group's net sales decreased by 2% in 1998 versus 1997. Excluding the impact of foreign currency translation, net sales were up 2% in 1998 versus the prior year primarily due to price increases and increased volumes in several Latin American markets partially offset by volume declines in Brazil, Argentina and Asia.

OPERATING COMPANY CONTRIBUTION

                                                                                   % CHANGE FROM
                                                  YEARS ENDED DECEMBER 31,          PRIOR YEAR
                                                  ------------------------      -------------------
DOLLARS IN MILLIONS                              1999       1998       1997       1999       1998
-------------------                            --------   --------   --------   --------   --------
REPORTED OPERATING COMPANY CONTRIBUTION(1):

  Biscuit....................................   $  504     $  500     $  691         1%      (28)%
  U.S. Foods Group...........................      329        335        386        (2)%     (13)%
  International Food Group...................      186        210        231       (11)%      (9)%
  Other......................................       (4)         2          7                 (71)%
                                                ------     ------     ------
Total........................................    1,015      1,047      1,315        (3)%     (20)%
                                                ------     ------     ------
ITEMS EXCLUDED FROM ONGOING OPERATING COMPANY
  CONTRIBUTION:

Biscuit:
    Restructuring-related expenses...........      (53)       (42)        --
U.S. Foods Group:
    Restructuring-related expenses...........       (9)        (6)       (24)
    Results from divested businesses.........       --         38         97
    Net gain on divested businesses..........       --          2         32
International Food Group:
    Restructuring-related expenses...........      (14)        (8)        (7)
    Results from divested businesses.........       --          1          2
    Net gain on divested businesses..........       --         12         --
                                                ------     ------     ------
Total........................................      (76)        (3)       100
                                                ------     ------     ------

OPERATING COMPANY CONTRIBUTION FROM ONGOING
  BUSINESSES:

Biscuit......................................      557        542        691         3%      (22)%
U.S. Foods Group.............................      338        301        281        12%        7%
International Food Group.....................      200        205        236        (2)%     (13)%
Other........................................       (4)         2          7                 (71)%
                                                ------     ------     ------
Total........................................   $1,091     $1,050     $1,215         4%      (14)%
                                                ======     ======     ======

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges (credits).

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION FROM ONGOING BUSINESSES:

    1999 VS. 1998. NGH's operating company contribution increased 4% to $1.09 billion compared to 1998.

    - Biscuit's operating company contribution increased 3% versus the prior year. The increase reflects the carryover effects of 1998 price increases and lower manufacturing overhead costs resulting from ongoing productivity programs, along with volume gains for both cookies and crackers. Lower breakfast snack volumes, increased marketing spending and increased selling costs associated with the implementation of the redesigned direct store delivery sales force partially offset these gains. Also impacting the 1999 results was a one-time charge of $6 million reflecting the settlement with the Department of Labor regarding overtime pay for sales personnel.

    - The U.S. Foods Group's operating company contribution increased 12% versus the prior year. The results were primarily due to strong volume gains from nuts, confections, condiments and pet snacks partially offset by increased advertising and consumer promotion spending. The impact of productivity programs on fixed selling costs also contributed to the favorable results.

    - The International Food Group's operating company contribution decreased 2% versus the prior year. The decrease was principally due to higher marketing investment across most regions and lower volume and higher raw material costs in the Andean region. The decrease was offset in part by earnings improvements in Asia due to volume, in Argentina resulting from productivity improvements and in Spain due to pricing actions. The unfavorable foreign currency impact at operating company contribution, primarily in Brazil, was mitigated in large part by favorable pricing actions by the Brazilian business.

    1998 VS. 1997. NGH's operating company contribution decreased 14% to $1.05 billion in 1998.

    - Biscuit's operating company contribution declined 22% to $542 million, largely the result of increased marketing spending invested behind core brands including the SnackWell's line. Higher costs associated with strengthening and redesigning the direct store delivery sales organization also significantly contributed to the profit decline.

    - The U.S. Foods Group's operating company contribution in 1998 increased 7% to $301 million from $281 million in 1997 primarily due to gains in Planters nuts, A.1. steak sauces, pet snacks and the acquisition of Cornnuts in December 1997, partially offset by declines in confections.

    - The International Food Group's operating company contribution decreased 13% to $205 million. The decrease in operating company contribution was principally due to unfavorable foreign currency translation of $20 million and lower earnings, exclusive of foreign currency translation, in Spain, Asia and Canada which more than offset increased earnings in Brazil and Argentina as progress was made in lowering costs in these operating units.

OPERATING INCOME

                                                                                               % CHANGE
                                                                                                 FROM
                                                            YEARS ENDED DECEMBER 31,          PRIOR YEAR
                                                            ------------------------      -------------------
DOLLARS IN MILLIONS                                        1999       1998       1997       1999       1998
-------------------                                      --------   --------   --------   --------   --------
REPORTED OPERATING INCOME..............................   $  869     $  296     $1,089       194%       (73)%
                                                          ------     ------     ------
OPERATING INCOME(EXPENSE) EXCLUDED FROM ONGOING
  BUSINESSES:
  Restructuring (charge) credit........................       67       (530)        --
  Restructuring-related expenses.......................      (76)       (56)       (31)
  Net gain on divested businesses......................       --         14         32
  Results from divested businesses.....................       --         33         87
                                                          ------     ------     ------
  Total................................................       (9)      (539)        88
                                                          ------     ------     ------
OPERATING INCOME FROM ONGOING BUSINESSES...............   $  878     $  835     $1,001         5%       (17)%
                                                          ======     ======     ======

    THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME FROM ONGOING BUSINESSES:

    1999 VS. 1998. NGH's operating income was $878 million for 1999, an increase of 5% versus last year. The increase reflects higher operating company contribution discussed previously.

    1998 VS. 1997. NGH's operating income decreased to $835 million in 1998 versus $1,001 million in 1997 as a result of the 14% decline in operating company contribution cited earlier.

RESTRUCTURING

    Savings objectives set in Nabisco's 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 1999 were approximately $90 million including cash savings of $86 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In 1999, Nabisco recorded a net restructuring credit of $67 million reflecting higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs, lower costs and cash outlays than originally estimated for certain of these programs and minor project cancelations. This credit reduced the restructuring charges to $463 million. As the remaining projects from the December 1998 restructuring program are completed, Nabisco will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary. Cumulative cash expenditures to date have totaled $103 million with $65 million expended in 1999. The cash component of the restructuring charge for the programs will be approximately $140 million including an estimated $37 million expenditure in 2000. For a further discussion of the restructuring programs, see
Note 4 to the Consolidated Financial Statements.

INTEREST AND DEBT EXPENSE

    1999 VS. 1998. Consolidated interest and debt expense of $324 million in 1999 decreased by $77 million or 19% from 1998 as a result of lower average borrowing levels and lower average interest rates. Debt levels were reduced by the application of net proceeds from businesses sold in the third quarter of 1998, along with funds from continuing operations, the repurchase and redemption of trust preferred securities in the second quarter of 1999, and lower capital spending. Debt levels edged upward in the second half of 1999 due to borrowings to finance the acquisitions of Canale S.A. and certain assets and liabilities of Favorite Brands International, Inc.

    1998 VS. 1997. Consolidated interest and debt expense of $401 million in 1998 decreased by $20 million from 1997 primarily due to the paydown of commercial paper with the net proceeds from businesses sold in the third quarter of 1998 and the replacement of fixed rate debt at lower rates partially offset by the August 1998 issuance of trust preferred securities and a reduction in capitalized interest in 1998.

OTHER INCOME (EXPENSE), NET

    1999 VS. 1998. Consolidated other income (expense), net amounted to $19 million of expense in 1999 versus $29 million of expense in 1998, an decrease of $10 million in expense. The lower level of expense in 1999 reflects higher interest income and lower financing costs.

    1998 VS 1997. Consolidated other income (expense), net amounted to $29 million of expense in 1998 versus $32 million of expense in 1997, a decrease of $3 million in expense. The lower level of expense in 1998 reflects higher interest income partially offset by an increase in foreign exchange losses.

PROVISION FOR INCOME TAXES

    1999 VS. 1998. The reported effective tax rate for 1999 was 38.2% compared to 1.5% for 1998. Excluding the tax related impact of restructuring credits recorded in 1999 and restructuring charges and net gain from divestitures in 1998, the effective rates are 39.7% and 40.5% for 1999 and 1998, respectively.

    1998 VS. 1997. The reported effective tax rate for 1998 was 1.5% compared to 40.4% for 1997. Excluding the tax related impact of restructuring charges and net gain from divestitures in 1998, the effective rates are 40.5% and 40.4% for 1998 and 1997, respectively.

DISCONTINUED OPERATIONS

    Total income from discontinued operations increased approximately $3.5 billion in 1999 compared to 1998. The increase was due primarily to the gain on the sale of Reynolds International in May of 1999 and profitable tobacco results prior to the sale and distribution in 1999 compared to a loss for all of 1998.

EXTRAORDINARY LOSS

    The extraordinary loss in 1999 includes a loss of approximately $384 million ($250 million after tax) on the repurchase of approximately $4 billion of debt securities by RJR and a loss of approximately $44 million ($29 million after tax) related to the purchase and redemption of NGH's trust preferred securities. 1999 also includes a loss of $5 million ($2 million after tax, net of minority interest) on the early redemption of Nabisco's debt.

NET INCOME (LOSS)

    1999 VS. 1998. NGH's net income of $2.97 billion for 1999 compares to a net loss of $577 million for 1998. The increase primarily reflects the net gain on the sale of the international tobacco business and increased operating income partially offset by a provision for income taxes in 1999 compared to a slight tax benefit in 1998. Also contributing to the increase were profitable tobacco results prior to the sale and distribution in 1999 compared to a loss for all of 1998, and lower interest and debt expense partially offset by an extraordinary loss in 1999.

    1998 VS. 1997. NGH's net loss of $577 million for 1998 compares to net income of $381 million for 1997. The decrease is principally due to lower operating income partially offset by a slight tax benefit in 1998 compared to a tax provision in 1997, and unprofitable tobacco results in 1998 compared to income in 1997.

SEASONALITY

    NGH's business is seasonal, with generally higher sales levels in the fourth quarter. For information concerning seasonality, see Note 19 to the Consolidated Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from continuing operating activities amounted to $533 million for 1999 compared to $563 million for 1998. The decrease in net cash flows from continuing operating activities primarily reflects the 1999 extraordinary losses on debt extinguishments and increased restructuring payments, partially offset by increased income from continuing operations and lower working capital requirements.

    Net cash flows from continuing operating activities amounted to $563 million for 1998 compared to $520 million for 1997. The increase in net cash flows from continuing operating activities primarily reflects lower working capital requirements.

    Net cash flows from discontinued operating activities amounted to $2,284 million for 1999 compared to $546 million for 1998. The 1999 amount reflects the gain on sale of Reynolds International and profitable tobacco results prior to the sale and distribution in 1999 compared to a loss for all of 1998.

    Cash flows used in investing activities were $894 million in 1999 compared to cash inflows of $200 million in 1998. The $1,094 million change in cash flows was primarily due to increased spending for business acquisitions in 1999 and the absence in 1999 of proceeds from the sale of businesses partially offset by lower capital expenditures and higher proceeds from the sale of assets.

    Net cash flows from investing activities in 1998 increased $595 million from 1997 levels to $200 million, primarily due to increased net proceeds of $500 million from the sale of food businesses, and reduced levels of capital expenditures and acquisition spending in 1998.

    Net cash flows used in financing activities were $1,773 million for 1999, compared to $1,318 million of cash flows used in financing activities for 1998. The $455 million change in cash flows in 1999 is principally due to the 1999 redemptions of preferred securities, partially offset by an increase in net borrowings in 1999 of $263 million versus a reduction in net borrowings of $717 million in 1998.

    Net cash flows used in financing activities were $1,318 million for 1998, compared to $676 million of cash flows used in financing activities in 1997. The increase in 1998 is primarily due to debt repayments of $717 million in 1998 versus borrowings of $39 million in 1997.

    Capital expenditures were $241 million in 1999. Management expects that the level of capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000. Nabisco Holdings' long-term commitments for capital expenditures are not material.

    In August 1997, Nabisco issued $200 million of floating rate (5.38% at December 31, 1998) notes due August 2009. During the third quarter of 1999 Nabisco exercised a call option to redeem these notes. An extraordinary loss of $5 million ($2 million after tax, net of minority interest) was recognized by NGH. This redemption was refinanced with commercial paper.

    In December 1997, Nabisco completed a tender offer and redeemed $432 million of its $538 million outstanding 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of $43 million ($21 million after tax, net of minority interest) was recorded for this transaction. The redemption of these notes was refinanced with additional short-term borrowings, which in turn were refinanced by the issuance of long-term debt in January 1998.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes at a fixed rate resulting in a yield to maturity of comparable maturities. Nabisco no longer retains the right to call these notes, as these options were sold at issuance for $41 million. The net proceeds from these notes and the sale of call options were used to repay commercial paper borrowings.

    In August 1998, a newly formed wholly-owned subsidiary trust of NGH issued $374 million principal amount of preferred securities. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of NGH. The junior subordinated debentures are redeemable by NGH at $25 per debenture on or after September 30, 2003 and are due in September 2047. Cash distributions on the preferred securities are cumulative at an annual rate of 9 1/2% of the liquidation amount of $25 per security and are payable quarterly in arrears. In October 1998, NGH used $301 million of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock.

    On April 13, 1999, NGH offered to purchase any and all of its 9 1/2% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the reorganization transactions described in Note 2 to the Consolidated Financial Statements. The consent offer expired on May 17, 1999 and resulted in the tender of approximately $276 million of the total $374 million trust preferred securities. The total cost to tender the preferred securities, including accrued interest, premium fees and consent fees was approximately $314 million. NGH invested approximately $114 million of the proceeds received from RJR from the international tobacco sale in U.S. government securities and highly rated commercial paper which is intended to service future principal and interest payments through 2003 on the trust securities not tendered.

    On May 18, 1999, NGH called for redemption all of its $949 million 10% trust preferred securities outstanding. NGH completed the redemption of the full amount of the securities on June 18, 1999.

    The purchase and redemption of the 9 1/2 and 10% trust preferred securities resulted in an extraordinary loss of approximately $44 million ($29 million after tax).

    On May 18, 1999, NGH called for redemption of all of its outstanding ESOP convertible preferred stock at $16.25 per share, plus accrued dividends. A total of 12,412,767 shares were redeemed at a cost of approximately $202 million. NGH completed this transaction on June 10, 1999. The 406,200 remaining shares were repurchased at $16.00 per share.

    Nabisco maintains a three-year $1.5 billion revolving credit facility, of which no borrowings were outstanding at December 31, 1999, and a 364-day $1.10 billion credit facility primarily to support commercial paper borrowings of $902 million. Accordingly, $198 million was available at December 31, 1999. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. Unless extended, the revolving credit facility expires in October 2002 and the 364-day credit facility expires in October 2000. The commitments under the revolving credit facility decline to approximately $1.46 billion in the final year. The revolving credit facility also provides for the issuance of up to $300 million of letters of credit, of which none was issued at December 31, 1999. Availability under the revolving credit facility is reduced by the amount of any borrowings outstanding and letters of credit issued under the facility and by the amount of outstanding commercial paper in excess of $1.10 billion.

    NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share of NGH's 213,250,000 shares of Nabisco Holdings' stock yield's an annual dividend of approximately $0.49 per share on the 326,146,847 shares of NGH stock outstanding on December 31, 1999.

    Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of December 31, 1999, Nabisco Holdings' actual net worth, as defined, exceeded required net worth by approximately
$915 million. Nabisco Holdings does not believe that its credit arrangements will limit its ability to pay dividends.

    Nabisco's credit facilities limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. Nabisco Holdings and Nabisco believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt which was declared effective on December 10, 1999.

    At December 31, 1999, NGH's total debt (notes payable and long-term debt, including current maturities and mandatorily redeemable preferred securities) and total capital (total debt and stockholders' equity) amounted to approximately $4.2 billion and $7.3 billion, respectively, of which total debt is lower by approximately $945 million and total capital is lower by $5,798 million than at December 31, 1998. NGH's ratios of total debt to stockholders' equity and total debt to total capital were 1.32 to 1 and .57 to 1, respectively.

    The 1998 restructuring programs will require cash expenditures of approximately $140 million, of which $103 million has been spent through December 31, 1999. The remaining amount of $37 million will be expended primarily in 2000. In addition, the programs required additional expenditures of $132 million, of which $76 million was incurred in 1999. These additional expenses were principally for implementation and integration of the programs and included costs for relocation of employees and equipment and training. Nabisco expects to incur capital expenditures of approximately $85 million over the programs' duration, of which $69 million has been incurred since the programs' inception. All cash requirements are expected to be funded from operations.

    At December 31, 1999, there was $802 million of accumulated and undistributed income of foreign subsidiaries. No applicable U.S. taxes have been provided because management intends for these earnings to be reinvested abroad indefinitely. The accumulated and undistributed earnings have funded and will continue to fund international acquisitions, new product introductions and other business building opportunities.

INFLATION

    Inflation has not had a material effect on Nabisco's business in recent years.

YEAR 2000 ISSUE

    The Year 2000 Issue was a result of computer applications that were written using two digits rather than four digits to define the applicable year. The issue was whether computer systems would properly interpret date-sensitive information when the year changed to 2000. Nabisco recognized the issues associated with the Year 2000 problem and the need to ensure that its operations would not be adversely impacted by Year 2000 software failures. Comprehensive reviews of all systems and applications, including those of key third parties (suppliers, service providers and customers) were conducted and detailed plans were developed for required system modifications and replacements.

    Incremental costs, which included contractor costs to modify or replace existing systems, and costs of internal resources dedicated to achieving Year 2000 compliance were charged to expense as incurred and were funded from operating cash flows. The total cost of achieving Year 2000 compliance was $40 million, of which $24 million was incurred in 1999.

    Nabisco's Year 2000 implementation plan, including contingency measures, were completed in all material respects by the end of 1999. The Year 2000 issue did not have a material effect on Nabsico's business, results of operations, cash flows or financial condition.

SUBSEQUENT EVENTS

JOINT VENTURE

    On December 14, 1999, Nabisco announced its participation in a joint venture, Burlington Biscuits plc ("Burlington"), with Hicks, Muse, Tate & Furst Limited ("HMTF"), an investment firm, to bid for 100% of United Biscuits (Holdings) plc ("UB"). Subsequently, Burlington acquired 29.9% of UB. As announced on March 20, 2000, Nabisco and HMTF have entered into definitive agreements under which: (i) Nabisco and HMTF will join a consortium of investors, Finalrealm Limited ("Finalrealm"), also bidding for UB; (ii) an associate of Finalrealm will acquire Burlington's 29.9% interest in UB, giving Finalrealm a 47.6% interest in UB; (iii) Finalrealm's cash offer of 265 pence per UB share becomes a Final Offer under the City Code and is extended until April 5, 2000; (iv) subject to Finalrealm being entitled to exercise compulsory acquisition rights in respect of minority interests in UB and regulatory competition clearance,

Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm; (v) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan conditional on the Final Offer becoming or being declared wholly unconditional (in 1999, these operations had net sales of approximately
$66 million); and (vi) following completion of the Final Offer and its related transactions, Nabisco would have an equity interest of 24.6% in the joint venture.

    Upon completion, the joint venture will be comprised of UB businesses in the United Kingdom, France and the Benelux countries, Nabisco's operations named above and HMTF's UK Horizon Biscuits business.

STOCKHOLDER RIGHTS PLAN

    On March 13, 2000, the Board of Directors ("Board") of NGH adopted a stockholder rights plan. Under the plan, the Board declared a dividend of one preferred stock purchase right ("Right") for each share of NGH common stock outstanding on March 20, 2000, and authorized the distribution of one Right for each subsequently issued common share. Each Right entitles the holder to purchase from NGH one one-hundredth of a share of a new series of preferred stock at an initial purchase price of $30. The Board authorized the issuance of 4,400,000 preferred shares under this plan, none of which has been issued. The Rights will become exercisable at a specified period of time after any person becomes the beneficial owner of 10% or more of the common stock of NGH or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 10% or more of the common stock. If any person becomes the beneficial owner of 10% or more of the common stock, each Right will entitle the holder, other than the acquiring person, to purchase, for $30, a number of shares of NGH common stock having a market value of $60. For persons who as of March 13, 2000 beneficially owned 10% or more of the common stock, the plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares. Unless earlier redeemed, the Rights will expire on March 13, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Nabisco due to adverse changes in financial and commodity market prices and rates. In the ordinary course of business, Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. These exposures are directly related to its international operations, its use of agricultural commodities in its operations, and its normal investing and funding activities. Nabisco has established various policies and procedures to manage its exposure to market risks, including the use of financial and commodity derivatives, which are highly correlated to its underlying exposures. The counterparties in these transactions are highly rated financial institutions. The fair value of derivative financial instruments is monitored based on the amounts the company would receive or pay when settling the contracts. Additional information regarding our use of financial instruments is included in Notes 1 and 15 to the Consolidated Financial Statements.

    Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). Nabisco employs a variance/co-variance approach to its calculation of VaR, which is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value or pre-tax earnings that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

INTEREST RATE EXPOSURE

    Nabisco manages its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco uses interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs. Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. The 1999 average VaR associated with the fair value of financial instruments resulting from changes in interest rates was a $216 million after-tax loss. At December 31, 1999, it was a $221 million after-tax loss, a decrease of $25 million from the December 31, 1998 amount. This change is primarily due to the decrease in price volatility of long-term U.S. treasuries which are used to estimate the VaR of Nabisco's interest rate sensitive financial instruments.

    Nabisco does not believe that reasonably possible near-term changes in interest rates will have a material effect on the future earnings or cash flows of Nabisco.

FOREIGN EXCHANGE EXPOSURE

    Foreign currency fluctuations can affect Nabisco's net investments, earnings and cash flows denominated in foreign currencies. Nabisco primarily uses foreign currency forward contracts and option contracts to hedge certain international subsidiary debt and protect Nabisco from the risk that eventual dollar cash flows resulting from transactions with international third parties will be adversely affected by changes in exchange rates. Nabisco's primary exchange rate exposure is with various Latin American currencies and the Canadian dollar against the U.S. dollar.

    Upon reviewing its derivatives and other foreign currency instruments, based on historical foreign currency rate movements, Nabisco does not believe that reasonably possible near-term changes in foreign currency will result in a material effect on the future earnings, fair values or cash flows of Nabisco.

COMMODITY PRICE EXPOSURE

    The acquisition of certain raw materials used in Nabisco's products exposes it to commodity price changes. Nabisco utilizes purchase orders, non-cancelable contracts, futures contracts and futures options to manage its commodity price risk. Nabisco's primary commodity price exposures are to wheat, sugar, cocoa and vegetable oils.

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in pre-tax earnings of $30 million at December 31, 1999, an increase of $12 million from the December 31, 1998 amount primarily due to the volatility of soy oil and wheat commodity prices on our underlying positions in those commodities. For 1999, the average VaR associated with Nabisco's net commodity exposure was a pre-tax loss of $36 million.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.

                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements concerning, among other things, the amount of savings from restructuring programs, the level of future capital expenditures, and the level of dividends. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where NGH's subsidiaries do business, the effects of currency fluctuations and the effects of government regulation. Any changes in such assumptions or factors could produce significantly different results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 26 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

    Item 10 is hereby incorporated by reference to NGH's Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000. Reference is also made regarding the executive officers of the Registrants to "Executive Officers of the Registrants" following Item 4 of Part I of this Report.

ITEM 11. EXECUTIVE COMPENSATION

    Item 11 is hereby incorporated by reference to NGH's Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Item 12 is hereby incorporated by reference to Nabisco Group Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Item 13 is hereby incorporated by reference to Nabisco Group Holdings' Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (A)                     1.  The financial statements listed in the accompanying Index to
                                   Financial Statements are filed as part of this report.

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

       (B)                         REPORTS ON FORM 8-K FILED IN FOURTH QUARTER 1999

                                   None.

       (C)                         EXHIBITS

                                   See Exhibit Index.

       (D)                         FINANCIAL STATEMENT SCHEDULES

                                   See Index to Financial Statements and Financial Statement
                                   Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on March 21, 2000.

                                             NABISCO GROUP HOLDINGS CORP.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                           Senior Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2000.

        SIGNATURE                      TITLE                      SIGNATURE           TITLE
        ---------                      -----                      ---------           -----
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Senior Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                   *              Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                       (David B. Jenkins)

            *              Director                                   *              Director
 .........................                                 .........................
  (Julius L. Chambers)                                      (Fred H. Langhammer)

            *              Director                                   *              Director
 .........................                                 .........................
   (John L. Clendenin)                                      (H. Eugene Lockhart)

            *              Chairman of the                            *              Director
 .........................    Board of Directors           .........................
  (Steven F. Goldstone)                                     (Theodore E. Martin)

            *              Director                                   *              Director
 .........................                                 .........................
     (Ray J. Groves)                                        (Rozanne L. Ridgway)

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE
                                                              -----------------------
FINANCIAL STATEMENTS

  Management's Responsibility for Financial Statements......  F-1

  Report of Deloitte & Touche LLP, Independent Auditors.....  F-1

  Consolidated Statements of Income--Years Ended
    December 31, 1999, 1998 and 1997........................  F-2

  Consolidated Statements of Comprehensive Income--Years
    Ended December 31, 1999, 1998 and 1997..................  F-3

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 1999, 1998 and 1997........................  F-4

  Consolidated Balance Sheets--December 31, 1999 and 1998...  F-5 - F-6

  Consolidated Statements of Stockholders' Equity--Years
    Ended December 31, 1999, 1998 and 1997..................  F-7

  Notes to Consolidated Financial Statements................  F-8 - F-37

FINANCIAL STATEMENT SCHEDULES

  For the years ended December 31, 1999, 1998 and 1997:

  Schedule I--Condensed Financial Information of
    Registrant..............................................  S-1 - S-4

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

James M. Kilts
President and
Chief Executive Officer

James E. Healey
Senior Vice President and
Chief Financial Officer

             REPORT OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

Nabisco Group Holdings Corp.:

    We have audited the accompanying consolidated balance sheets of Nabisco Group Holdings Corp. ("NGH") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of NGH at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

Parsippany, New Jersey
February 2, 2000

                          NABISCO GROUP HOLDINGS CORP.
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
NET SALES...................................................  $ 8,268    $ 8,400    $ 8,734
                                                              -------    -------    -------
Costs and expenses:
  Cost of products sold.....................................    4,502      4,683      4,950
  Selling, advertising, administrative and general
    expenses................................................    2,751      2,670      2,469
  Amortization of trademarks and goodwill...................      213        221        226
  Restructuring charges (credits) (Note 4)..................      (67)       530         --
                                                              -------    -------    -------
      OPERATING INCOME......................................      869        296      1,089
Interest and debt expense...................................     (324)      (401)      (421)
Other income (expense), net.................................      (19)       (29)       (32)
                                                              -------    -------    -------
      INCOME (LOSS) BEFORE INCOME TAXES.....................      526       (134)       636
Provision (benefit) for income taxes........................      201         (2)       257
                                                              -------    -------    -------
      INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
        MINORITY
        INTEREST............................................      325       (132)       379
Less minority interest in income (loss) of Nabisco
  Holdings..................................................       70        (14)        84
                                                              -------    -------    -------
      INCOME (LOSS) FROM CONTINUING OPERATIONS..............      255       (118)       295
Discontinued operations:
  Income (loss) from operations of discontinued businesses,
    net of income taxes.....................................       24       (459)       107
  Gain on sale of discontinued business, net of income
    taxes...................................................    2,970         --         --
                                                              -------    -------    -------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS..............    3,249       (577)       402
Extraordinary items--loss on early extinguishment of debt,
  net of income taxes and minority interest.................     (281)        --        (21)
                                                              -------    -------    -------
      NET INCOME (LOSS).....................................  $ 2,968    $  (577)   $   381
                                                              =======    =======    =======
NET INCOME (LOSS) PER COMMON SHARE--BASIC:
  Income (loss) from continuing operations..................  $   .76    $  (.49)   $   .78
  Income (loss) from discontinued operations................     9.21      (1.42)       .33
  Loss from extraordinary items.............................     (.86)        --       (.06)
                                                              -------    -------    -------
  Net income (loss).........................................  $  9.11    $ (1.91)   $  1.05
                                                              =======    =======    =======
NET INCOME (LOSS) PER COMMON SHARE--DILUTED:
  Income (loss) from continuing operations..................  $   .75    $  (.49)   $   .76
  Income (loss) from discontinued operations................     9.21      (1.42)       .33
  Loss from extraordinary items.............................     (.86)        --       (.06)
                                                              -------    -------    -------
  Net income (loss).........................................  $  9.10    $ (1.91)   $  1.03
                                                              =======    =======    =======
DIVIDENDS DECLARED PER SHARE:
  Common stock..............................................  $  1.27    $  2.05    $  2.05
  Series C preferred stock..................................  $    --    $    --    $  2.25

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
NET INCOME (LOSS)...........................................   $2,968        $ (577)       $  381
                                                               ------        ------        ------

Other comprehensive income (loss):

  Cumulative translation adjustment.........................      (84)          (56)         (158)

  Recognition of Reynolds International cumulative
    translation adjustment upon sale........................      218

  Recognition of RJR's minimum pension liability adjustment
    upon distribution of RJR Stock..........................        6

  Minimum pension liability adjustment......................        1             4           (15)
                                                               ------        ------        ------

Other comprehensive income (loss) before income taxes.......      141           (52)         (173)

  Provision (benefit) for income taxes......................        1            (5)            7
                                                               ------        ------        ------

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX.........      140           (47)         (180)
                                                               ------        ------        ------

COMPREHENSIVE INCOME (LOSS).................................   $3,108        $ (624)       $  201
                                                               ======        ======        ======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss).........................................  $ 2,968    $  (577)   $   381
  Less (income) loss from discontinued operations...........   (2,994)       459       (107)
                                                              -------    -------    -------
  Income (loss) from continuing operations..................      (26)      (118)       274
  Adjustments to reconcile to net cash flows from continuing operating activities:
    Depreciation of property, plant and equipment...........      265        273        277
    Amortization of intangibles.............................      213        221        226
    Deferred income tax provision (benefit).................       84       (188)        12
    Restructuring and restructuring-related expenses, net of
      cash payments.........................................     (157)       459       (179)
    Accounts receivable.....................................     (147)        (5)         6
    Inventories.............................................     (102)        44        (12)
    Accounts payable and accrued liabilities, including
      income taxes..........................................      (86)       (61)      (131)
    Other, net..............................................       57        (62)         4
    Extraordinary loss......................................      432         --         43
                                                              -------    -------    -------
      Total adjustments.....................................      559        681        246
                                                              -------    -------    -------
    Net cash flows from continuing operations...............      533        563        520
    Net cash flows from discontinued operations.............    2,284        546        592
                                                              -------    -------    -------
    Net cash flows from operating activities................    2,817      1,109      1,112
                                                              -------    -------    -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................     (241)      (340)      (392)
  Acquisitions of businesses................................     (578)        (9)       (46)
  Purchase of investments, net of maturities................     (107)        --         --
  Other, net................................................       36         12         15
  Proceeds from sale of food businesses.....................       --        550         50
  Repurchases of Nabisco Holdings' common stock.............      (12)       (38)       (22)
  Net proceeds from exercise of Nabisco Holdings' common
    stock options...........................................        8         25         --
                                                              -------    -------    -------
    Net cash flows from (used in) investing activities......     (894)       200       (395)
                                                              -------    -------    -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt..............      777      1,279      1,229
  Repayments of long-term debt..............................     (491)    (1,893)    (1,145)
  Increase (decrease) in notes payable......................      (23)      (103)       (45)
  Proceeds (redemption) of trust originated preferred
    securities..............................................   (1,265)       374         --
  Redemption of Series B preferred stock....................       --       (301)        --
  Redemption of ESOP preferred stock........................     (202)        --         --
  Dividends paid on common and preferred stock..............     (633)      (742)      (755)
  Other, net................................................       64         68         40
                                                              -------    -------    -------
    Net cash flows used in financing activities.............   (1,773)    (1,318)      (676)
                                                              -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (8)        (6)        (8)
                                                              -------    -------    -------
    Net change in cash and cash equivalents.................      142        (15)        33
Cash and cash equivalents at beginning of period............      112        127         94
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $   254    $   112    $   127
                                                              =======    =======    =======

Income taxes paid, net of refunds...........................  $   113    $   188    $   209

Interest paid...............................................  $   324    $   381    $   453

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   254    $   112
  Short-term investment.....................................        6         --
  Accounts receivable, net..................................      681        522
  Deferred income taxes.....................................      114        101
  Inventories...............................................      898        753
  Prepaid expenses and other current assets.................       79         70
  Net assets of discontinued businesses (Note 2)............       --      6,696
                                                              -------    -------
      TOTAL CURRENT ASSETS..................................    2,032      8,254
                                                              -------    -------

  Property, plant and equipment--at cost....................    5,074      4,806
  Less accumulated depreciation.............................   (1,985)    (1,859)
                                                              -------    -------
    Net property, plant and equipment.......................    3,089      2,947
                                                              -------    -------

  Trademarks, net of accumulated amortization of
    $1,214 and $1,102, respectively.........................    3,443      3,368

  Goodwill, net of accumulated amortization of
    $1,007 and $910, respectively...........................    3,159      3,182

  Other assets and deferred charges.........................      238         94
                                                              -------    -------
                                                              $11,961    $17,845
                                                              =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP

                             (DOLLARS IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    39    $    68
  Accounts payable..........................................      642        407
  Accrued liabilities.......................................    1,056      1,231
  Current maturities of long-term debt......................      158        118
  Income taxes accrued......................................      107        121
                                                              -------    -------
    TOTAL CURRENT LIABILITIES...............................    2,002      1,945
                                                              -------    -------
Long-term debt (less current maturities)....................    3,892      3,619
Minority interest in Nabisco Holdings.......................      763        752
Other noncurrent liabilities................................      768        962
Deferred income taxes.......................................    1,277      1,226

Contingencies (Note 12)
NGHs' obligated mandatorily redeemable preferred securities
  of subsidiary trusts holding solely junior subordinated
  debentures*...............................................       98      1,327

Stockholders' equity:
  ESOP preferred stock......................................       --        205
  Common stock (326,146,847 and 325,007,848 shares issued
    and outstanding at December 31, 1999 and 1998,
    respectively)...........................................        3          3
  Paid-in capital...........................................    3,459      9,004
  Retained earnings (deficit)...............................      125       (577)
  Accumulated other comprehensive income (loss).............     (320)      (460)
  Treasury stock, at cost...................................     (100)      (100)
  Other stockholders' equity................................       (6)       (61)
                                                              -------    -------
      TOTAL STOCKHOLDERS' EQUITY............................    3,161      8,014
                                                              -------    -------
                                                              $11,961    $17,845
                                                              =======    =======

------------------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September 2047. The preferred securities will be manditorily redeemed upon redemption of the junior subordinated debentures. See Note 11 regarding the partial tender and redemption of these securities.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                CAPITAL    PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                 STOCK*    CAPITAL    EARNINGS       INCOME         STOCK      OTHER      TOTAL
                                                --------   --------   --------    -------------    --------   --------   --------
BALANCE AT JANUARY 1, 1997....................   $ 540     $ 10,050   $    --         $(233)        $(100)     $(109)    $ 10,148
  Net income..................................                            381                                                 381
  Cumulative translation adjustment, net of
    tax expense of $12........................                                         (170)                                 (170)
  Minimum pension liability, net of tax
    benefit of $5.............................                                          (10)                                  (10)
  Retirement of 843,970 shares of ESOP
    preferred stock...........................     (14)                                                                       (14)
  Conversion of 26,675,000 shares of Series C
    preferred stock into 53,350,000 shares of
    common stock..............................      (3)           3                                                            --
  Issuance of 405,532 shares of common
    stock.....................................                   10                                                            10
  Cancellation of 171,750 shares of common
    stock.....................................                   (5)                                                           (5)
  Dividends...................................                 (361)     (381)                                               (742)
  ESOP note payments received.................                                                                    36           36
  Other.......................................                   (7)                                               4           (3)
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1997..................     523        9,690        --          (413)         (100)       (69)       9,631
  Net loss....................................                           (577)                                               (577)
  Cumulative translation adjustment, net of
    tax benefit of $6.........................                                          (50)                                  (50)
  Minimum pension liability, net of tax
    expense of $1.............................                                            3                                     3
  Retirement of 895,983 shares of ESOP
    preferred stock...........................     (14)                                                                       (14)
  Redemption of 12,043,940 shares of Series B
    preferred stock...........................    (301)                                                                      (301)
  Issuance of 1,264,058 shares of common
    stock.....................................                   41                                                            41
  Cancellation of 37,000 shares of common
    stock.....................................                   (1)                                                           (1)
  Dividends...................................                 (704)                                                         (704)
  ESOP note payments received.................                                                                    33           33
  Other.......................................                  (22)                                             (25)         (47)
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1998..................     208        9,004      (577)         (460)         (100)       (61)       8,014
  Net income..................................                          2,968                                               2,968
  Cumulative translation adjustment...........                                          (84)                                  (84)
  Minimum pension liability, net of tax
    expense of $1.............................                                                                                 --
  Exercise of stock options...................                   28                                                            28
  Retirement of 12,818,967 shares of ESOP
    preferred stock...........................    (205)          (2)                                                         (207)
  Cash dividends declared.....................                           (421)                                               (421)
  ESOP note payments received.................                                                                    34           34
  Recognition of Reynolds International
    cumulative translation adjustments upon
    sale......................................                                          218                                   218
  Distribution of RJR stock...................                         (7,417)            6                        7       (7,404)
  Reclassify retained earnings debit
    balance...................................               (5,572)    5,572                                                  --
  Other.......................................                    1                                               14           15
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1999..................   $   3     $  3,459   $   125         $(320)        $(100)     $  (6)    $  3,161
                                                 =====     ========   =======         =====         =====      =====     ========

*   Includes $3 million of common stock for each reporting period presented.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The Summary of Significant Accounting Policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of Nabisco Group Holdings Corp. ("NGH") and its majority owned subsidiaries, including 80.6% of Nabisco Holdings Corp. ("Nabisco Holdings") and Nabisco, Inc. ("Nabisco"), its direct wholly-owned subsidiary (the "Consolidated Financial Statements").

CONSOLIDATION AND USE OF ESTIMATES

    The Consolidated Financial Statements include the accounts of NGH and its subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Certain prior year amounts have been reclassified to conform to the 1999 presentation.

CASH AND CASH EQUIVALENTS

    Cash equivalents include all short-term, highly liquid investments that are readily convertible to known amounts of cash and that have original maturities of three months or less. Cash equivalents at December 31, 1999 and 1998, valued at cost (which approximated market value), totaled $198 million and $71 million, respectively.

INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined principally under the first-in, first-out method.

COMMODITY CONTRACTS

    Due to wide fluctuations in the market prices for various agricultural commodities, Nabisco frequently enters into futures contracts to hedge the price risk associated with anticipated purchases. Nabisco realizes changes in the market value of futures contracts that qualify as hedges as an addition to, or reduction from, the raw material inventory cost. Realized gains and losses are recorded in cost of products sold when the related finished products are sold. The amount of hedging losses deferred as of December 31, 1999 and 1998 was $7 million and $5 million, respectively. Any futures contracts that do not qualify for hedge accounting treatment are marked-to-market each reporting period with the resulting market change reflected in cost of products sold in the current period.

DEPRECIATION

    For financial reporting purposes, depreciation expense is generally provided on a straight-line basis, using estimated useful lives of up to 20 years for land improvements, 20 to 40 years for buildings and leasehold improvements and 3 to 30 years for machinery and equipment.

TRADEMARKS AND GOODWILL

    Values assigned to trademarks and goodwill are amortized on a straight-line basis principally over a 40-year period.

LONG-LIVED ASSETS

    Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used,

                          NABISCO GROUP HOLDINGS CORP.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

REVENUE RECOGNITION

    Revenue is recognized when title to finished product passes to the customer. Revenue is recognized as the net amount to be received after deducting estimated amounts for discounts and product returns.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net includes interest income, certain foreign currency gains and losses, expenses related to the sales of accounts receivable, and fees related to banking and borrowing programs.

ADVERTISING

    Advertising costs are generally expensed as incurred. Advertising expense was $250 million, $226 million and $223 million for the years ended December 31, 1999, 1998 and 1997, respectively.

RESEARCH AND DEVELOPMENT

    Research and development expenses, which are expensed as incurred, were $96 million, $100 million and $95 million for the years ended December 31, 1999, 1998 and 1997, respectively.

INTEREST RATE FINANCIAL INSTRUMENTS

    Interest rate swaps and caps are used to effectively hedge certain interest rate exposures. In both types of hedges, the differential to be paid or received is accrued and recognized in interest expense and may change as market interest rates change. Any premium paid or received is amortized over the duration of the hedged instrument. If an arrangement is terminated or effectively terminated prior to maturity, then the realized or unrealized gain or loss is effectively recognized over the remaining original life of the agreement if the hedged item remains outstanding, or immediately, if the underlying hedged instrument does not remain outstanding. If the arrangement is not terminated or effectively terminated prior to maturity, but the underlying hedged instrument is no longer outstanding, then the unrealized gain or loss on the related interest rate swap or cap is recognized immediately.

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

    The forward foreign exchange contracts and other hedging arrangements entered into by NGH and its subsidiaries generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign currency transactions are determined by changes in market rates and are generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments

                          NABISCO GROUP HOLDINGS CORP.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and Hedging Activities, which was required to be adopted by January 1, 2000, with early adoption permitted. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, which amended SFAS No. 133 to delay its effective date one year. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. NGH has not yet determined the impact, if any, that adoption or subsequent application of SFAS No. 133 will have on its financial position or results of operations.

NET INCOME PER SHARE

    Per share data has been computed and presented pursuant to the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share, which was adopted in the fourth quarter of 1997. Net income per common share--basic is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during the period. Net income per common share--diluted is calculated by dividing net income less preferred stock dividends by the weighted average number of common shares and common equivalent shares for stock options outstanding during the period.

INCOME TAXES

    During the second quarter of 1999, RJR Nabisco, Inc., which has been renamed R.J. Reynolds Tobacco Holdings, Inc. ("RJR"), and RJR Nabisco Holdings Corp., which has been renamed Nabisco Group Holdings Corp. ("NGH") completed a series of reorganization transactions as described in Note 2 to the Consolidated Financial Statements. As part of those transactions, NGH, Nabisco Holdings and RJR entered into a tax sharing agreement that sets forth, among other things, each company's rights and obligations relating to tax payments and refunds for periods before and after those transactions, certain tax indemnification arrangements and other tax matters such as the filing of tax returns and the handling of audits and other tax proceedings.

    NGH will file a Federal consolidated return for 1999 that will include the results of Nabisco Holdings and its subsidiaries for the entire year and RJR and its subsidiaries for the period from January 1 up to and including June 14.

    Any adjustments to federal and state income tax liabilities for years after 1989 and prior to June 15, 1999 are the responsibility of RJR or Nabisco, as applicable. Any adjustments to federal and state income tax liabilities for 1989 or earlier are the obligation of RJR. RJR will pay to NGH any tax refunds received by RJR and attributable to NGH for years after 1989.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 2--THE REORGANIZATION

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

    Upon completion of the spin-off, NGH was legally renamed Nabisco Group Holdings Corp. and continues to exist as a holding company, owning 80.6% of Nabisco. The renamed Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco (symbol: NA) each will continue to trade as separate companies on The New York Stock Exchange. Shares of RJR (symbol: RJR), as the owner of 100% of Reynolds Tobacco, are also trading separately under the changed name of R.J. Reynolds Tobacco Holdings, Inc.

    NGH, RJR and Reynolds Tobacco have entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties.

    On April 13, 1999, NGH offered to purchase any and all of its 9 1/2% trust preferred securities and sought consents from the holders of those securities to waive certain covenants that might have prevented some of the transactions described above. The consent offer expired on May 17, 1999 and resulted in the tender of approximately $276 million of the total $374 million trust preferred securities. The total cost to tender the preferred securities, including accrued interest, premium fees and consent fees was approximately $314 million. NGH invested approximately $114 million of the proceeds received from RJR from the international tobacco sale in highly rated U.S. government securities and commercial paper which is intended to service future principal and interest payments through 2003 on the trust securities not tendered.

    On May 18, 1999, NGH called for redemption all of its $949 million 10% trust preferred securities outstanding. NGH completed the redemption of the full amount of the securities on June 18, 1999.

    The purchase and redemption of the 9 1/2% and 10% trust preferred securities resulted in an extraordinary loss of approximately $44 million ($29 million after tax).

    On or about May 18, 1999, NGH called for redemption of all of its outstanding ESOP convertible preferred stock at $16.25 per share, plus accrued dividends. A total of 12,412,767 shares were redeemed at

                          NABISCO GROUP HOLDINGS CORP.

NOTE 2--THE REORGANIZATION (CONTINUED)
a cost of approximately $202 million. NGH completed this transaction on June 10, 1999. The 406,200 remaining shares were repurchased at $16.00 per share.

    In connection with the reorganization transactions, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco Holdings, Nabisco and NGH ("the Nabisco Plan") and the other plan covers employees and former employees of RJR. For additional information, see
Note 16 to the Consolidated Financial Statements.

    Summarized operating results of the discontinued businesses are as follows:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Net sales...................................................   $4,210     $8,637
Provision benefit for income taxes..........................      123        (21)
Net income (loss)...........................................       24       (459)

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
                                                                 =======

                          ----------------------------

                          NABISCO GROUP HOLDINGS CORP.

NOTE 3--NET INCOME PER SHARE

    The components of the calculation of earnings per share for income (loss) from continuing operations are as follows:

                                                                                 YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                     1999                  1998                  1997
                                                              -------------------   -------------------   -------------------
                                                               BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                                              --------   --------   --------   --------   --------   --------
Income (loss) from continuing operations applicable to
  common stock:
  Income (loss) from continuing operations..................  $    255   $    255   $   (118)  $   (118)  $    295   $    295
  Preferred stock dividends.................................        (8)        (8)       (40)       (40)       (44)       (47)
                                                              --------   --------   --------   --------   --------   --------
                                                              $    247   $    247   $   (158)  $   (158)  $    251   $    248
                                                              ========   ========   ========   ========   ========   ========
Weighted average number of common and common equivalent
  shares outstanding (in thousands):
  Common shares.............................................   324,930    324,930    323,853    323,853    323,787    323,787
  Assumed exercise of NGH's stock options...................        --        214         --         --         --      1,531
                                                              --------   --------   --------   --------   --------   --------
                                                               324,930    325,144    323,853    323,853    323,787    325,318
                                                              ========   ========   ========   ========   ========   ========

    Shares of ESOP convertible preferred stock of 13,214,133 were not included in computing diluted earnings per share for 1998, because the effect would have been antidilutive. Common shares also exclude 385,000 and 954,600 shares of restricted stock as the vesting provisions had not been met at December 31, 1999 and 1998, respectively.

NOTE 4--OPERATIONS

ACQUISITIONS

    In recent years, subsidiaries of Nabisco Holdings have completed a number of acquisitions to expand the domestic and international food businesses, all of which have been accounted for using the purchase method of accounting for business combinations. In September 1999, a subsidiary of Nabisco acquired the stock of Canale S.A., Argentina's fourth largest biscuit company for approximately $134 million resulting in goodwill of $45 million. In November 1999, Nabisco also acquired certain assets and liabilities of Favorite Brands International, Inc., the fourth largest non-chocolate candy company in the United States for approximately $480 million. As of December 31, 1999, a preliminary purchase price allocation was completed, resulting in goodwill of approximately $68 million, subject to finalization of integration plans which could result in an adjustment to goodwill in 2000. In 1998, a subsidiary of Nabisco acquired the assets of the Jamaican biscuit and snacking company, Butterkist, Ltd. for $9 million. The fair value of the assets acquired approximated the purchase price. In December, 1997, Nabisco acquired the stock of Cornnuts, Inc., a manufacturer of crispy corn kernel snacks, for approximately $51 million. As of December 31, 1997, the acquisition was carried in other assets in the consolidated balance sheet pending completion of the purchase price allocation. During 1998 the purchase price was allocated resulting in goodwill of $30 million, including $4 million for a plant closure.

    The Consolidated Statements of Income and Comprehensive Income do not include any revenues or expenses related to the acquisitions described above prior to their respective closing dates. The acquisitions were financed through commercial paper borrowings. The following are NGH's unaudited pro forma

                          NABISCO GROUP HOLDINGS CORP.

NOTE 4--OPERATIONS (CONTINUED)
results of operations for 1999 and 1998, assuming that the 1999 acquisition of certain assets and liabilities of Favorite Brands International, Inc. had occurred on January 1, 1998.

                                                                     (UNAUDITED)
                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                            1999          1998
-------------------------------------                         -----------   -----------
Net sales...................................................    $8,890        $9,146
Income (loss) from continuing operations before
  extraordinary items.......................................    $  220        $ (149)
Income (loss) per common share from continuing operations:
  Basic.....................................................    $  .65        $ (.58)
  Diluted...................................................    $  .65        $ (.58)

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

FOOD DIVESTITURES AND OTHER CHARGES

    The 1998 cost of products sold includes a $35 million net gain ($15 million after tax, net of minority interest) related to businesses sold and a $21 million charge ($14 million after tax, net of minority interest) to exit non-strategic businesses. Both items were recorded in the third quarter. Businesses sold in 1998 include the College Inn brand of canned broths, Plush Pippin frozen pies, the U.S. and Canadian tablespreads and U.S. egg substitute businesses (formerly included in the U.S. Foods Group operating segment) and the Del Monte brand canned vegetable business in Venezuela (formerly included in the International Food Group operating segment) for net proceeds of approximately $550 million.

    In June 1997, Nabisco sold certain domestic regional brands for $50 million that resulted in a $32 million gain ($15 million after tax, net of minority interest). In addition, non-recurring expenses of $31 million ($15 million after tax, net of minority interest) were recognized. These included a $14 million additional provision to write-down property, plant and equipment ($10 million), intangibles ($2 million) and inventory ($2 million) of the Plush Pippin frozen pie business sold in 1998 at its approximate carrying value of $5 million;
$10 million of severance and related benefits for approximately 80 sales persons in the U.S. Foods Group sales organization; and $7 million of exit costs resulting from the relocation of Nabisco International's headquarters from New York City to New Jersey consisting of $6 million for lease abandonment costs and $1 million for employee severance benefits. The net $1 million pre-tax gain from these items is included in selling, advertising, administrative and general expenses in the Consolidated Statements of Income. 1997 net sales from the Plush Pippin frozen pie business were $40 million and operating income was not material.

    Net sales for 1998 and 1997 from all food divestitures in both years by Nabisco were $298 million and $632 million, respectively. Operating income for 1998 and 1997 from the divested businesses was $33 million and $87 million, respectively.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 4--OPERATIONS (CONTINUED)
1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after tax, net of minority interest) and $124 million ($75 million after tax, net of minority interest), respectively. These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,900 employees of which 6,100 positions were eliminated as of December 31, 1999. The headcount reduction represents a slight increase from the original projection of 6,500. The increase resulted from higher than anticipated eliminations as projects were completed and is primarily due to projects in International manufacturing locations and to a lesser extent the Biscuit sales force reorganization. The increase in the number of positions eliminated did not result in incremental spending as higher costs for these projects were offset by lower costs and cash outlays overall, as described below.

    The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. The restructuring programs when completed will require net cash expenditures of approximately $140 million. In addition, the programs required additional restructuring-related expenses of $132 million ($64 million after tax, net of minority interest), of which $76 million ($37 million after tax, net of minority interest) was incurred in the twelve months ended December 31, 1999, and are now completed. These additional expenses were principally for implementation and integration of the programs and included costs for relocation of employees and equipment and training.

    In 1999, Nabisco recorded a net restructuring credit of $67 million
($39 million after tax, net of minority interest), related to the Biscuit, U.S. Foods Group and International businesses of $30 million, $18 million and $19 million, respectively. The credit primarily reflects higher than anticipated proceeds from the sale of facilities closed as part of the 1998 restructuring programs, lower costs and cash outlays than originally estimated for certain of these programs and minor project cancellations offset to a minor extent by increased costs in certain programs.

    The major components of the credit were lower severance and benefit costs for: the sales force reorganization of $21 million; staff reductions at headquarters and operating units of $24 million; and distribution reorganizations of $5 million. The reduced costs reflected unanticipated staff reductions through voluntary separations rather than planned terminations and other net changes in cost estimates. In addition, asset impairment costs were lower by $14 million reflecting higher proceeds and anticipated proceeds from the sales of facilities.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 4--OPERATIONS (CONTINUED)
    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 37            $ 3           $ --          $--       $  40
Distribution reorganizations.............        16              8              9                       33
Staff reductions.........................        83                             3                       86
Manufacturing costs reduction
  initiatives............................        22                             8                       30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                               ----            ---           ----          ---       -----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
                                               ----            ---           ----          ---       -----
                                                158             19            243           43         463
                                               ----            ---           ----          ---       -----
Charges and Payments:
Year ended December 31, 1998.............       (34)            (3)           (12)         (12)        (61)
Year ended December 31, 1999.............       (98)           (11)          (221)         (23)       (353)
                                               ----            ---           ----          ---       -----
      Total charges and payments, net of
      cash proceeds......................      (132)           (14)          (233)         (35)       (414)
                                               ----            ---           ----          ---       -----
Reserve and valuation account balances as
  of December 31, 1999...................      $ 26            $ 5           $ 10          $ 8       $  49
                                               ====            ===           ====          ===       =====

    - Sales force reorganizations consist of $35 million for the Nabisco Biscuit Company to reorganize its direct store delivery sales force to improve its effectiveness and $5 million for the International Food Group, principally Latin America.

    - Distribution reorganizations consist of plans to exit a number domestic and international distribution and warehouse facilities, principally $19 million for the Nabisco Biscuit Company and $14 million for the International Food Group.

    - Staff reductions consist of headquarters and operating unit realignments, functional consolidations and eliminations of positions throughout the Company. Amounts are: $37 million for the U.S. Foods Group; $26 million for Nabisco International headquarters, Canada and other foreign units; $15 million for corporate headquarters; and $8 million for the Nabisco Biscuit Company.

    - Manufacturing cost reduction initiatives consist of a number of domestic and international programs to increase productivity, principally
      $19 million for the Nabisco Biscuit Company and $7 million for Canada.

    - Plant closure accruals are for the closure and future sale of 18 production facilities in order to improve manufacturing efficiencies and reduce costs. Amounts are: Nabisco Biscuit Company $217 million; U.S. Foods Group $12 million; and International Food Group $52 million. Other exit costs consist of carrying costs to be incurred prior to sale.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 4--OPERATIONS (CONTINUED)
    - Product line rationalizations consist of exit costs to discontinue a number of domestic and international product lines. Other exit costs are principally write-offs for disposals of various discontinued products. Amounts are: U.S. Foods Group $34 million; Nabisco Biscuit Company
      $14 million; and International Food Group $12 million.

    The key elements of the restructuring programs, after the restructuring credit of $67 million include:

                                           SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                               AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                               ------------   ------------   -----------   ----------   --------
Sales force reorganizations.............     $   16          $   3         $   --        $  --      $   19
Distribution reorganizations............         11              4              7                       22
Staff reductions........................         59              1              4                       64
Manufacturing costs reduction
  initiatives...........................         19                             8                       27
Plant closures..........................         51              6            203           15         275
Product line rationalizations...........          2              5             21           28          56
                                             ------          -----         ------        -----      ------
    Total restructuring charges.........     $  158          $  19         $  243        $  43      $  463
                                             ======          =====         ======        =====      ======

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $103 million, which is comprised of cumulative cash expenditures of $124 million and cumulative cash proceeds of $21 million. For the year ended December 31, 1999, cash payments, net of cash proceeds totaled $65 million, which is comprised of $86 million of cash expenditures and $21 million of cash proceeds which were applied against the restructuring reserves.

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

    As of December 31, 1999, production had ceased in 16 of the 18 facilities identified under the programs. Nabisco decided not to close the remaining two small facilities in the International Food Group due to volatile economic conditions and a highly inflationary economy which made the economic benefit unachievable.

NOTE 5--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its domestic trade accounts receivable to a financial institution. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 6--INVENTORIES

    The major classes of inventory are shown in the table below:

                                                              DECEMBER 31,           DECEMBER 31,
IN MILLIONS                                                       1999                   1998
-----------                                                   ------------           ------------
Finished products...........................................     $  551                 $  457
Raw materials...............................................        199                    164
Other.......................................................        148                    132
                                                                 ------                 ------
    Total...................................................     $  898                 $  753
                                                                 ======                 ======

NOTE 7--PROPERTY, PLANT AND EQUIPMENT

    Components of property, plant and equipment were as follows:

                                                              DECEMBER 31,           DECEMBER 31,
IN MILLIONS                                                       1999                   1998
-----------                                                   ------------           ------------
Land and land improvements..................................     $   196                $   192
Buildings and leasehold improvements........................         967                    937
Machinery and equipment.....................................       3,612                  3,385
Construction-in-process.....................................         299                    292
                                                                 -------                -------
                                                                   5,074                  4,806
Less accumulated depreciation...............................      (1,985)                (1,859)
                                                                 -------                -------
    Net property, plant and equipment.......................     $ 3,089                $ 2,947
                                                                 =======                =======

NOTE 8--NOTES PAYABLE

    Notes payable consist of notes payable to banks by foreign subsidiaries and $5 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1999 and $9 million of commercial paper borrowings by certain foreign subsidiaries as of December 31, 1998. The weighted average interest rate on all notes payable and commercial paper borrowings was 8.2% and 8.0% at December 31, 1999 and 1998, respectively. The weighted average interest rates include borrowing rates in countries with high inflation, primarily in Latin America and South Africa.

NOTE 9--ACCRUED LIABILITIES

    Accrued liabilities consisted of the following:

                                                              DECEMBER 31,           DECEMBER 31,
IN MILLIONS                                                       1999                   1998
-----------                                                   ------------           ------------
Payroll and employee benefits...............................     $  385                 $  270
Marketing and advertising...................................        272                    231
Restructuring...............................................         35                    202
Insurance...................................................         53                     50
Dividends payable...........................................         49                    220
Taxes, other than income taxes..............................         53                     47
Interest....................................................         69                     70
All other...................................................        140                    141
                                                                 ------                 ------
        Total...............................................     $1,056                 $1,231
                                                                 ======                 ======

                          NABISCO GROUP HOLDINGS CORP.

NOTE 10--INCOME TAXES

    The provision (benefit) for income taxes before extraordinary item consisted of the following:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
IN MILLIONS                                                     1999          1998          1997
-----------                                                   --------      --------      --------
Current:
  Federal...................................................    $ 52          $116          $174
  Foreign and other.........................................      65            70            71
                                                                ----          ----          ----
                                                                 117           186           245
                                                                ----          ----          ----

Deferred:
  Federal...................................................      76          (172)            3
  Foreign and other.........................................       8           (16)            9
                                                                ----          ----          ----
                                                                  84          (188)           12
                                                                ----          ----          ----

Provision for income taxes..................................    $201          $ (2)         $257
                                                                ====          ====          ====

    The components of the deferred income tax (assets) and liabilities at December 31, 1999 and 1998 were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Current deferred income tax assets:
  Accrued liabilities and other.............................   $ (119)    $ (106)
  Valuation allowance.......................................        5          5
                                                               ------     ------
      Net current deferred income tax assets................     (114)      (101)
                                                               ------     ------

Non-current deferred income tax assets:
  Pension liabilities.......................................      (20)       (25)
  Other postretirement liabilities..........................     (151)      (149)
  Other non-current liabilities.............................      (89)      (141)
                                                               ------     ------
      Total non-current deferred income tax assets before
        valuation allowance.................................     (260)      (315)
  Valuation allowance, primarily foreign net operating
    losses..................................................       85         83
                                                               ------     ------
      Net non-current deferred income tax assets............     (175)      (232)
                                                               ------     ------
Non-current deferred income tax liabilities:
  Property, plant and equipment.............................      276        322
  Trademarks................................................    1,005      1,027
  Other.....................................................      171        109
                                                               ------     ------
      Total non-current deferred income tax liabilities.....    1,452      1,458
                                                               ------     ------
      Net non-current deferred income tax liabilities.......   $1,277     $1,226
                                                               ======     ======

                          NABISCO GROUP HOLDINGS CORP.

NOTE 10--INCOME TAXES (CONTINUED)
    Pre-tax income (loss) before extraordinary item for domestic and foreign operations is shown in the following table:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
IN MILLIONS                                                     1999          1998          1997
-----------                                                   --------      --------      --------
Domestic (includes U.S. exports)............................   $ 315         $(182)         $465
Foreign.....................................................     211            48           171
                                                               -----         -----          ----
Pre-tax income (loss).......................................   $ 526         $(134)         $636
                                                               =====         =====          ====

    The differences between the provision for income taxes and income taxes computed at statutory U.S. federal income tax rates are explained as follows:

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                1999          1998          1997
                                                              --------      --------      --------
Reconciliation from statutory rate to effective rate:
Income taxes computed at statutory U.S. federal income
  tax rates.................................................    $184          $(48)         $223
State taxes, net of federal benefit.........................      15            17            21
Goodwill amortization.......................................      30            30            30
Taxes on foreign operations at rates other than statutory
  U.S. federal rate.........................................     (24)           11           (10)
Other items, net............................................      (4)          (12)           (7)
                                                                ----          ----          ----
Provision for income taxes..................................    $201          $ (2)         $257
                                                                ====          ====          ====
Effective tax rate..........................................    38.2%          1.5%         40.4%
                                                                ====          ====          ====

    1999 VS. 1998. The reported effective tax rate for 1999 was 38.2% compared to 1.5% for 1998. Excluding the tax related impact of restructuring credits recorded in 1999 and restructuring charges and net gain from divestitures in 1998, the effective rates are 39.7% and 40.5% for 1999 and 1998, respectively.

    At December 31, 1999, there was $802 million of accumulated and undistributed income of foreign subsidiaries. These earnings are intended by management to be reinvested abroad indefinitely. Accordingly, no applicable U.S. federal deferred income taxes have been provided nor is a determination of the amount of unrecognized U.S. federal deferred income taxes practicable.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 11--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                              DECEMBER 31,   DECEMBER 31,
IN MILLIONS                                                       1999           1998
-----------                                                   ------------   ------------
Commercial paper, average interest rates of 6.4%
  and 5.7%..................................................     $  902         $  174
8.3% notes due April 15, 1999...............................         --            106
8.0% notes due January 15, 2000.............................        148            148
6.24% pound sterling notes due August 12, 2001..............         --            163
6.8% notes due September 1, 2001............................         80             80
6.7% notes due June 15, 2002................................        400            400
6.85% notes due June 15, 2005...............................        400            400
7.05% notes due July 15, 2007...............................        400            400
5.38% notes due August 26, 2009.............................         --            200
6.0% notes due February 15, 2011............................        400            400
7.55% debentures due June 15, 2015..........................        399            399
6.13% notes due February 1, 2033............................        299            299
6.38% notes due February 1, 2035............................        299            299
Other long-term debt........................................        323            269
Less current maturities.....................................       (158)          (118)
                                                                 ------         ------
  Total.....................................................     $3,892         $3,619
                                                                 ======         ======

    The payment of long-term debt through December 31, 2004 is due as follows (in millions):
2001-$139; 2002-$1,399; 2003-$52 and 2004-$97.

    Nabisco Holdings and Nabisco maintain a $1.5 billion revolving credit facility and a 364-day $1.10 billion credit facility primarily to support commercial paper issuances. At the end of the 364-day period, any borrowings outstanding under the 364-day credit facility are convertible into a three-year term loan at Nabisco's option. The commitments under the revolving credit facility decline to approximately $1.46 billion on October 31, 2001 for the final year. Borrowings under the revolving credit facility bear interest at rates which vary with the prime rate or LIBOR. Borrowings under the 364-day credit facility bear interest at rates which vary with LIBOR. At December 31, 1999, the full $1.5 billion was available under the revolving credit facility and $198 million was available under the 364-day credit facility. Similar facilities were in place during 1998 and 1997.

    Commercial paper borrowings have been included under long-term debt based on Nabisco's intention, and ability under its credit facilities, to refinance these borrowings for more than one year.

    The Nabisco Holdings' credit facilities restrict dividends and distributions after January 1, 1999 by Nabisco Holdings to holders of its equity securities by requiring a minimum net worth amount. As of December 31, 1999, actual net worth, as defined, exceeded required net worth by approximately $915 million.

    The Nabisco Holdings' credit facilities also limit the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, engage in transactions with stockholders and affiliates, create liens, acquire, sell or dispose of certain assets and securities and engage in certain mergers or consolidations. Nabisco and Nabisco Holdings believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 11--LONG-TERM DEBT (CONTINUED)
    In August 1997, Nabisco issued $200 million of floating rate (5.38% at December 31, 1998) notes due August 2009. During the third quarter of 1999 Nabisco exercised a call option to redeem these notes. An extraordinary loss of $5 million ($2 million after tax, net of minority interest) was recognized by NGH. This redemption was refinanced with commercial paper.

    In December 1997, Nabisco completed a tender offer and redeemed $432 million of its $538 million 8.3% notes due 1999 and $541 million of its $688 million outstanding 8% notes due 2000. An extraordinary loss of $43 million ($21 million after tax, net of minority interest) was recorded for this transaction. The redemption of these notes was financed with additional short-term borrowings, which in turn were refinanced by the issuance of long-term debt in January 1998.

    In January 1998, Nabisco issued $400 million of 6% notes due February 15, 2011 which are putable and callable on February 15, 2001; $300 million of 6 1/8% notes due February 1, 2033 which are putable and callable on February 1, 2003; and $300 million of 6 3/8% notes due February 1, 2035 which are putable and callable on February 1, 2005. Unless the notes are put, the interest rates on the 6% notes, the 6 1/8% notes and the 6 3/8% notes are reset on the applicable put/call date at 5.75%, 6.07% and 6.07%, respectively, plus, in each case, Nabisco's future credit spread on treasury notes of comparable maturities. Nabisco no longer retains the right to call these notes as these options were sold at issuance for $41 million. The net proceeds from these notes and the sale of call options were used to repay commercial paper borrowings.

    In August 1998, a newly formed wholly-owned subsidiary trust of NGH issued $374 million principal amount of preferred securities. The proceeds from the sale of the preferred securities and the original capital contribution were invested by the trust in approximately $385 million principal amount of 9 1/2% junior subordinated debentures of NGH. The junior subordinated debentures are redeemable by NGH at $25 per debenture on or after September 30, 2003 and are due in September 2047. Cash distributions on the preferred securities are cumulative at an annual rate of 9 1/2% of the liquidation amount of $25 per security and are payable quarterly in arrears. In October 1998, NGH used $301 million of the proceeds from the issuance of the junior subordinated debentures to redeem its outstanding Series B preferred stock.

    Nabisco filed a shelf registration statement with the Securities and Exchange Commission for $1.0 billion of debt which was declared effective on December 10, 1999.

    The estimated fair value of long-term debt, including current maturities at December 31, 1999 and 1998 was approximately $4.0 billion for both years. Considerable judgment was required in interpreting market data to develop the estimates of fair value. In addition, the use of different market assumptions and/or estimation methodologies may have had a material effect on the estimated fair value amounts. Accordingly, the estimated fair value of long-term debt as of December 31, 1999 and 1998 is not necessarily indicative of the amounts that Nabisco could realize in a current market exchange.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 12--CONTINGENCIES

    TOBACCO LITIGATION

    As of March 20, 2000, NGH was a defendant in 40 lawsuits arising out of its now severed relationship with the tobacco business conducted by Reynolds Tobacco or its subsidiaries. These cases name NGH on a variety of theories, not always specificially pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

    Fifteen of the active suits were brought in state courts by claimants seeking recovery of health care costs they incurred for large numbers of beneficiaries whose illnesses are allegedly related to cigarettes. The plaintiffs in these cases include groups of union health-benefit trust funds, a Native American tribe and two foreign countries or political subdivisions. Four of the cases are non-union class action suits, one in Pennsylvania federal court, one in Indiana state court, one in New York federal court and one in Missouri state court. Another purported class action brought in Lagos, Nigeria was dismissed by the Lagos court in February 2000 as to all the non-Nigerian defendants.

    In addition, as of March 20, 2000, 18 anti-trust cases have been served on NGH as well as a number of cigarette manufacturers and their present or former parent companies in two federal courts and various state courts. These cases, all of which seek to be certified as class actions, allege violations of state and federal anti-trust law and are brought by plaintiffs who claim to represent direct purchasers, indirect purchasers and retail purchasers of cigarettes.

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

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal courts of appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs' time to appeal has not expired.

    As of March 20, 2000, no case in which NGH is a named defendant was scheduled for trial in 2000. Two cases in which Reynolds Tobacco is a defendant are in the process of being tried and it is likely that several more will be tried during the course of the year.

    NGH's litigation defense costs as well as any liabilities it might incur as a result of the cases pending against it are to be paid by RJR and Reynolds Tobacco under the indemnification provisions of an agreement between NGH, RJR and Reynolds Tobacco. NGH's costs of defense, as well as any liabilities incurred as a result of the cases brought by plaintiffs based on sales of cigarettes outside the United States, are generally also subject to an indemnity from Japan Tobacco Inc. as provided under the sale agreement among Japan Tobacco, Reynolds Tobacco and RJR. If RJR and Reynolds Tobacco and Japan Tobacco

                          NABISCO GROUP HOLDINGS CORP.

NOTE 12--CONTINGENCIES (CONTINUED)
cannot fulfill their respective indemnity obligations, NGH could be required to make the relevant payments itself.

    In addition to the cases pending against NGH, there are several hundred lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. One Florida class action case, in which Reynolds Tobacco is a defendant, ENGLE VS. R.J. REYNOLDS TOBACCO COMPANY, is being tried in several phases. A jury found against Reynolds Tobacco and the other cigarette company defendants in the first phase. The second phase, considering the claims of class representatives, is ongoing and may be completed in late March, 2000. Thereafter, the same jury will hear the case for an award of punitive damages, which would be a lump sum for the class as a whole. A decision on this award may be made during April 2000. It is not possible to estimate the size of such an award if made, but it could be in the billions of dollars. No payment of damages should be required until the end of the trial and appellate process. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in some or all of these cases, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

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

    For a detailed list of the tobacco-related lawsuits pending against NGH, see exhibit 99 to this Form 10-K, which is available through the U.S Securities and Exchange Commission's website at http://www.sec.gov/.

    ENVIRONMENTAL MATTERS

    Nabisco Holdings or certain of its subsidiaries have been named "potentially responsible parties" ("PRP") with third parties under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or may have indemnification obligations with respect to 14 sites. Liability under CERCLA is joint and several. Although it is difficult to identify precisely the estimated cost of resolving these CERCLA matters, such expenditures or costs are not expected to have a material adverse effect on those companies' or NGH's financial condition or results of operations.

    In addition, in April 1995, NGH was named a PRP with certain third parties under CERCLA with respect to a superfund site at which a former subsidiary of RJR had operations. A subsidiary of NGH may also have indemnification obligations to a third party with respect to certain lawsuits arising from this same CERCLA site although the subsidiary itself is not named in the lawsuits. Management cannot currently predict the likelihood that it will have to contribute as a PRP or perform on these obligations or what the magnitude of the obligations would be.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 13--RELATED PARTY TRANSACTIONS

    NGH, RJR and R.J. Reynolds Tobacco entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties.

    These agreements replaced a predecessor intercompany services agreement, a predecessor tax sharing agreement and a predecessor corporate agreement that had previously been in place between Nabisco Holdings and RJR.

NOTE 14--COMMITMENTS

    At December 31, 1999, other commitments totaled approximately $245 million, principally for minimum operating lease commitments, the purchase of machinery and equipment and other contractual arrangements. Rent expense, including operating leases was $102 million, $89 million and $84 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 15--FINANCIAL INSTRUMENTS

INTEREST RATE

    Nabisco manages its debt structure and interest rate risk through the use of fixed and floating rate debt, and through the use of derivatives. Nabisco uses interest rate swaps and caps to hedge its exposure to interest rate changes, and also to lower its financing costs.

    At December 31, 1999, outstanding interest rate caps had an aggregate notional principal amount of $700 million and expire in June 2000. The estimated fair values of these financial instruments as of December 31, 1999, and similar financial instruments as of December 31, 1998, were favorable by less than $1 million.

    At December 31, 1999, outstanding fixed to floating interest rate swaps for $102 million notional principal amount had estimated fair values which were unfavorable by approximately $4 million. These swaps expire as follows:
$29 million in 2003; and $73 million in 2004. At December 31, 1998, similar financial instruments for $565 million had estimated fair values which were favorable by approximately $11 million.

    Estimated fair values for all interest rate financial instruments were based on calculations by independent third parties.

FOREIGN CURRENCY

    At December 31, 1999 and 1998, Nabisco had outstanding forward foreign exchange contracts with banks to purchase and sell an aggregate amount of $5 million and $21 million, respectively. Such contracts were primarily entered into to hedge certain international subsidiary debt. The purpose of Nabisco's foreign currency hedging activities is to protect Nabisco from risk that the eventual U.S. dollar cash flows resulting from transactions with international parties will be adversely affected by changes in exchange rates. Based on calculations from independent third parties, the estimated fair value of these financial instruments as of December 31, 1999 was favorable by less than $1 million and as of December 31, 1998 was unfavorable by approximately
$1 million.

                          NABISCO GROUP HOLDINGS CORP.

MARKET AND CREDIT RISK

    The outstanding interest rate and foreign currency financial instruments involve, to varying degrees, elements of market risk as a result of potential changes in interest and foreign currency exchange rates. To the extent that the financial instruments entered into remain outstanding as effective hedges of existing interest rate and foreign currency exposure, the impact of such potential changes in interest rates and foreign currency exchange rates on the financial instruments entered into would offset the related impact on the items being hedged. Also, Nabisco may be exposed to credit losses in the event of non-performance by the counterparties to these financial instruments. However, management continually monitors its positions and the credit rating of its counterparties and therefore, does not anticipate any non-performance.

    There are no significant concentrations of credit risk with any individual counterparties or groups of counterparties as a result of any financial instruments entered into including those financial instruments discussed above.

NOTE 16--RETIREMENT BENEFITS

    Nabisco and its subsidiaries sponsor a number of non-contributory and contributory defined benefit pension plans covering most U.S. and certain foreign employees and former employees of Nabisco, Nabisco Holdings and NGH. Additionally, Nabisco and its subsidiaries participate in several (i) multi-employer plans, which provide benefits to certain union employees, and
(ii) defined contribution plans, which provide benefits to certain employees in foreign countries. Nabisco also provides certain other postretirement health and life insurance benefits for retired employees of Nabisco, Nabisco Holdings and NGH and their dependents.

    In connection with the reorganization transactions described in Note 2 to the Consolidated Financial Statements, the assets and liabilities of the Retirement Plan for Employees of RJR Nabisco, Inc. (the "old plan") were split into two plans. One plan covers employees and former employees of Nabisco, Nabisco Holdings and NGH (the "Nabisco Plan") and the other plan covers employees and former employees of RJR.

    The split of assets and liabilities of the old plan was in accordance with a May 1999 agreement between the Pension Benefit Guaranty Corporation ("PBGC") and RJR Nabisco Holdings Corp. (now known as NGH). Based on this agreement and as required by Section 414(l) of the Internal Revenue Code, the assets of the old plan were allocated in proportion to the benefit obligations of each of the respective plans. The use of this methodology resulted in a lower actual net transfer of assets to the Nabisco Plan of $69 million and assumption of higher actual benefit obligations of $30 million than the allocated amounts used in the December 31, 1998 consolidated financial statements. These amounts have been reflected as transfers between other members of a controlled group in the following disclosures. The impact of this change, an increase in the unfunded pension liability of $99 million, will be recognized in net periodic benefit costs over future periods. As a result, the 1999 net periodic benefit cost for Nabisco increased by approximately $7 million. The PBGC agreement did not require Nabisco to make additional contributions to the Nabisco Plan.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 16--RETIREMENT BENEFITS (CONTINUED)

                                                               PENSION BENEFITS             OTHER BENEFITS
                                                            ----------------------      ----------------------
                                                                 DECEMBER 31,                DECEMBER 31,
                                                            ----------------------      ----------------------
IN MILLIONS                                                   1999          1998          1999          1998
-----------                                                 --------      --------      --------      --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at January 1...........................   $1,693        $1,718        $  460        $  531
Service cost..............................................       50            46             6             6
Interest cost.............................................      112           114            32            33
Plan amendments...........................................       --            (6)           --            --
Actuarial (gain) loss.....................................     (206)           (6)          (31)          (68)
Foreign currency translation..............................       15           (15)            2            (2)
Benefits paid.............................................     (158)         (158)          (44)          (40)
Transfer from other members of controlled group...........       58            --             4            --
                                                             ------        ------        ------        ------
Obligations at December 31................................    1,564         1,693           429           460
                                                             ------        ------        ------        ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at January 1....................    1,576         1,568            --            --
Actual return on plan assets..............................      247           141            --            --
Employer contributions....................................       36            40            44            40
Plan participants' contributions..........................        1             1            --            --
Foreign currency translation..............................       17           (16)           --            --
Benefits paid.............................................     (158)         (153)          (44)          (40)
Settlements...............................................       --            (5)           --            --
Transfer to other members of controlled group.............      (69)           --            --            --
                                                             ------        ------        ------        ------
Fair value of plan assets at December 31..................    1,650         1,576            --            --
                                                             ------        ------        ------        ------
FUNDED STATUS
Funded status at December 31..............................       86          (117)         (429)         (460)
Unrecognized transition asset.............................       (1)           (2)           (2)           (3)
Unrecognized prior service cost...........................        4             5            --            --
Unrecognized (gain) loss..................................     (189)           35             8            37
                                                             ------        ------        ------        ------
Net amount recognized.....................................   $ (100)       $  (79)       $ (423)       $ (426)
                                                             ======        ======        ======        ======
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Prepaid benefit cost......................................   $   22        $   19        $   --        $   --
Accrued benefit liability.................................     (135)         (112)         (423)         (426)
Intangible asset..........................................        2             2            --            --
Accumulated other comprehensive income....................       11            12            --            --
                                                             ------        ------        ------        ------
Net amount recognized.....................................   $ (100)       $  (79)       $ (423)       $ (426)
                                                             ======        ======        ======        ======

                          NABISCO GROUP HOLDINGS CORP.

NOTE 16--RETIREMENT BENEFITS (CONTINUED)
    Plan assets consist primarily of a diversified portfolio of fixed-income investments, debt and equity securities and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Projected benefit obligation................................    $67        $ 95
Accumulated benefit obligation..............................    $67        $ 92
Fair value of plan assets...................................    $ 3        $ 40

    The components of net periodic benefit cost are as follows:

                                                       PENSION BENEFITS                          OTHER BENEFITS
                                                ------------------------------       --------------------------------------
                                                   YEARS ENDED DECEMBER 31,                 YEARS ENDED DECEMBER 31,
                                                ------------------------------       --------------------------------------
IN MILLIONS                                       1999       1998       1997           1999           1998           1997
-----------                                     --------   --------   --------       --------       --------       --------
Service cost..................................   $  50      $  46      $  39           $ 6            $ 6            $ 7
Employee contributions........................      (1)        --         --            --             --             --
Interest cost.................................     112        114        116            32             33             36
Expected return on plan assets................    (133)      (135)      (129)           --             --             --
Amortization of transition (asset)
  obligation..................................      (1)        (1)        (1)           (3)            (2)            (3)
Amortization of prior service cost............       3          3          3            --             --             --
Amortization of net (gain) loss...............       1         (2)        (2)            1             --             --
Settlement (gain) loss........................      --          2         --            --             --             --
                                                 -----      -----      -----           ---            ---            ---
Net periodic benefit cost.....................      31         27         26           $36            $37            $40
                                                                                       ===            ===            ===
Multi-employer and defined contribution
  plans.......................................      32         32         33
                                                 -----      -----      -----
Total pension benefit cost....................   $  63      $  59      $  59
                                                 =====      =====      =====

    The principal plans used the following weighted average actuarial assumptions for accounting purposes:

                                                              PENSION BENEFITS          OTHER BENEFITS
                                                             -------------------      -------------------
                                                                DECEMBER 31,             DECEMBER 31,
                                                             -------------------      -------------------
                                                               1999       1998          1999       1998
                                                             --------   --------      --------   --------
Discount rate..............................................     7.9%       6.9%          8.0%       6.8%
Expected return on plan assets.............................     9.3%       9.3%
Rate of compensation increase..............................     4.6%       4.7%

    The assumed health care cost trend rate was 5.5% in 1999 and 5% in 2000 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A

                          NABISCO GROUP HOLDINGS CORP.

NOTE 16--RETIREMENT BENEFITS (CONTINUED) one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 1999 amounts:

                                                              1-PERCENTAGE-   1-PERCENTAGE-
                                                                  POINT           POINT
IN MILLIONS                                                     INCREASE        DECREASE
-----------                                                   -------------   -------------
Increase (decrease) in postretirement benefit cost..........       $  3            $ (2)
Increase (decrease) in postretirement benefit obligation....       $ 31            $(27)

NOTE 17--STOCKHOLDERS' EQUITY

    The authorized capital stock of NGH consists of (a) 440,000,000 shares of Common Stock, par value $.01 per share, of which 329,524,147 shares were issued as of December 31, 1999, and (b) 150,000,000 shares of preferred stock, par value $.01 per share, of which no shares have been issued.

    NGH redeemed 12,044 shares of its Series B preferred stock on October 13, 1998, resulting in the redemption of 12,043,940 shares of its Series B depositary shares at $25 per Series B depositary share plus accrued and unpaid dividends. Each share of Series B preferred stock paid cash dividends of $2,312.50 per share per annum until the shares were redeemed.

    NGH and its subsidiaries sponsored a defined contribution plan in which matching contributions to eligible employees were made in the form of ESOP preferred stock. Every five shares of ESOP preferred stock was generally convertible into one share of common stock of NGH, and was entitled to cumulative dividends at 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears. NGH matched $.50 for every pre-tax dollar contributed by each eligible employee, up to a maximum of 6% of the employee's pay. During 1999, 1998 and 1997, approximately $39 million, $28 million and $32 million, respectively, was contributed to the ESOP by NGH and approximately $8 million, $17 million and $18 million, respectively, of ESOP dividends were used to service the ESOP's debt to NGH that was incurred in connection with the initial formation of the ESOP. On June 10, 1999, NGH completed the redemption of all its outstanding ESOP preferred stock at $16.25 per share, plus accrued dividends, at a total cost of approximately $200 million.

STOCK PLANS

    NGH's 1989 stock plan provides for grants of options to purchase common stock of NGH to non-employee directors, directors and key employees. A maximum of 6 million shares may be issued under this plan. The options granted under the plan generally vest over three years, are separately exercisable for primarily ten years from the date of grant and are exercisable at a price that is generally the fair market value of the stock at the grant date.

    NGH's 1990 long-term incentive plan ("LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants to key employees. A maximum of 33 million shares of common stock of NGH may be issued under the LTIP. The options granted under the plan generally vest over three years, are exercisable for 10-15 years from date of grant, and are exercisable at a price that is generally the fair market value of the stock at the grant date. As of December 31, 1999, purchase stock, stock options other than incentive stock options, restricted stock and other stock-based grants have been granted under the LTIP.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 17--STOCKHOLDERS' EQUITY (CONTINUED)
    Nabisco Holdings' 1994 long-term incentive plan is similar to the LTIP except that stock-based awards are denominated in shares of Class A common stock of Nabisco Holdings.

    As of December 31, 1999, 10,658,210 shares were available for future grants under NGH's stock plans. The changes in stock options under the stock plans were as follows:

                                                 1999                   1998                   1997
                                         --------------------   --------------------   --------------------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                     AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
OPTIONS IN THOUSANDS                     OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
--------------------                     --------   ---------   --------   ---------   --------   ---------
Balance at beginning of year...........   17,490     $29.72      17,378     $29.54      17,783     $29.54
Granted................................    2,618      22.20         657      35.78         590      32.37
Exercised..............................   (1,144)     25.36        (271)     26.37        (396)     25.81
Cancelled..............................      (48)     28.16        (274)     35.87        (599)     34.68
Distribution adjustment................    1,290
                                          ------                -------                -------
Balance at end of year.................   20,206     $19.53      17,490     $29.72      17,378     $29.54
                                          ======                =======                =======
Exercisable at end of year.............   16,855     $19.39      15,394     $29.05       5,684     $31.09
                                          ======                =======                =======

    On June 15, 1999, as a result of the distribution to shareholders, options held by employees to purchase RJR Nabisco Holdings Corp.'s common stock (17,065,066 options) were equitably adjusted into options covering NGH shares (18,354,932 options) and options covering RJR shares (5,456,114 options) in a manner intended to preserve the aggregate benefits under the options.

    As of December 31, 1999, 9,108,434 shares of Class A common stock were available for future grants under Nabisco Holdings' stock plans. Outstanding stock options have exercise prices from $24.50 to $52.88 per share and a weighted-average remaining contractual life of 8.7 years. The changes in stock options under the stock plan were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                         ------------------------------------------------------------------
                                                 1999                   1998                   1997
                                         --------------------   --------------------   --------------------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                     AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
OPTIONS IN THOUSANDS                     OPTIONS      PRICE     OPTIONS      PRICE     OPTIONS      PRICE
--------------------                     --------   ---------   --------   ---------   --------   ---------
Balance at beginning of year...........   15,514     $32.75      14,160     $30.15      11,728     $28.57
Granted................................    3,604      42.61       2,831      45.51       2,759      37.22
Exercised..............................     (278)     28.89        (833)     27.50          --         --
Cancelled..............................     (528)     42.62        (644)     38.59        (327)     33.13
                                          ------                -------                -------
Balance at end of year.................   18,312     $34.46      15,514     $32.75      14,160     $30.15
                                          ======                =======                =======
Exercisable at end of year.............   10,222     $28.52       7,806     $26.67          --
                                          ======                =======                =======

                          NABISCO GROUP HOLDINGS CORP.

NOTE 17--STOCKHOLDERS' EQUITY (CONTINUED)

                                                                    OPTIONS OUTSTANDING
                                                     -------------------------------------------------
OPTIONS IN THOUSANDS, LIFE IN YEARS                    NUMBER      WEIGHTED-AVERAGE
-----------------------------------                  OUTSTANDING      REMAINING       WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES                             AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE
------------------------                             -----------   ----------------   ----------------
$15.50 - $17.35....................................      6,436           10.3              $17.34
$17.63 - $19.76....................................      5,721            9.3               18.37
$21.13 - $22.25....................................      3,342            8.8               20.40
$22.41 - $33.73....................................      4,707            6.6               23.33
                                                        ------
                                                        20,206            8.9              $19.53
                                                        ======

    NGH and its subsidiaries recognize and measure compensation costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1999, 1998 and 1997, NGH's results would have been as follows:

                                                         YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------
                                            1999                   1998                   1997
                                    --------------------   --------------------   --------------------
                                       AS         PRO         AS         PRO         AS         PRO
                                    REPORTED     FORMA     REPORTED     FORMA     REPORTED     FORMA
                                    ---------   --------   ---------   --------   ---------   --------
Net income (loss) (in millions)...   $2,968      $2,944     $ (577)     $ (602)     $ 381      $  354
Net income (loss) per
  share--basic....................   $ 9.11      $ 9.04     $(1.91)     $(1.98)     $1.05      $ 0.96
Net income (loss) per
  share--diluted..................   $ 9.10      $ 9.02     $(1.91)     $(1.98)     $1.03      $ 0.94
Weighted-average fair value of
  options granted during the year:
  NGH.............................       --      $ 6.65         --      $ 7.33         --      $ 6.79
  Nabisco Holdings................       --      $13.17         --      $14.27         --      $12.55

    Had compensation expense been determined based upon the fair value of awards granted to employees of NGH's continuing businesses, results from continuing operations would have been as follows:

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                                AS        PRO         AS        PRO         AS        PRO
                                             REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
IN MILLIONS, EXCEPT PER SHARE AMOUNTS        --------   --------   --------   --------   --------   --------
Net income (loss) from continuing
  operations...............................   $  255     $  237     $ (118)    $ (133)    $  295     $ 280
Net income (loss) per share from continuing
  operations--basic........................   $  .76     $  .70     $ (.49)    $ (.53)    $  .78     $ .73
Net income (loss) per share from continuing
  operations--diluted......................   $  .75     $  .70     $ (.49)    $ (.53)    $  .76     $ .72

    For the years ended December 31, 1998 and 1997, all options granted to employees of NGH's continuing businesses were granted under Nabisco Holdings' stock plans.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 17--STOCKHOLDERS' EQUITY (CONTINUED)
    For options granted, fair value was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                         1999                  1998                  1997
                                                  -------------------   -------------------   -------------------
                                                             NABISCO               NABISCO               NABISCO
                                                    NGH      HOLDINGS     NGH      HOLDINGS     NGH      HOLDINGS
                                                  --------   --------   --------   --------   --------   --------
Dividend yield..................................    3.7%       1.9%       5.8%       1.7%       5.8%       1.7%
Expected volatility.............................     34%        26%        31%        23%        31%        23%
Risk-free interest rate.........................    5.7%       5.1%       5.8%       5.7%       6.4%       6.6%
Expected option life (years)....................      7          7          5          7          5          7

    In 1998, NGH granted 954,600 shares of restricted stock to eligible employees, net of forfeitures. During 1999, 40,500 shares were forfeited and 529,100 shares were vested in connection with the June 1999 distribution to shareholders. The market price of the stock at the date of grant was charged to stockholders' equity as unearned compensation. Compensation expense of approximately $28 million and $6 million was recorded in 1999 and 1998, respectively, and was reflected in operations of discontinued businesses. Restrictions on the stock lapse as follows: 2003 -- 185,000 shares and 2006 -- 200,000 shares. The unvested portion remaining in stockholders' equity at December 31, 1999 was $6 million.

NOTE 18--SEGMENT INFORMATION

OPERATING SEGMENT DATA

    NGH is a holding company whose majority-owned subsidiaries are engaged in the manufacture, distribution and sale of cookies, crackers, and other food products. NGH is organized and reports its results of operations in three business segments: Nabisco Biscuit, the U.S. Foods Group and the International Food Group which are segregated by both product and geographic area.

    The Company evaluates performance and allocates resources based on ongoing operating company contribution ("OCC"). Ongoing OCC for each reportable segment is operating income before amortization of intangibles and exclusive of restructuring charges and credits, restructuring-related expenses, and net gains on divested food businesses. The accounting policies of the segments are the same as those described in Note 1.

    Nabisco Biscuit manufacturers and markets cookies and crackers in the United States. Its products are sold to major grocery and other large retail chains through its own direct store delivery system. The U.S. Foods Group represents other food operations in the United States and manufactures and markets sauces and condiments, pet snacks, hot cereals, dry mix desserts, gelatins, non-chocolate candy, gum, nuts and salty snacks. It sells to major grocery chains, national drug and mass merchandisers, convenience channels and warehouse clubs through a direct sales force. It also sells to small retail grocery chains and regional mass merchandisers through independent brokers. The International Food Group conducts Nabisco's international operations, outside the United States, primarily in markets in Latin America, Canada, certain markets in Europe, the Middle East, Africa and Asia. The International Food Group primarily produces and markets biscuits, powdered dessert and dry mixes, baking powder, pasta, juices, milk products and other grocery items.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 18--SEGMENT INFORMATION (CONTINUED)
    One of Nabisco's customers accounted for approximately 11% of consolidated net sales in 1999 and no customer accounted for 10% or more of consolidated net sales in 1998 and 1997. Sales to this customer are included in the net sales amount for each of our business segments.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Net sales from external customers:
  Biscuit...................................................  $ 3,640    $ 3,542    $ 3,545
  U.S. Foods Group..........................................    2,246      2,047      1,988
  International Food Group..................................    2,382      2,513      2,569
                                                              -------    -------    -------
    Total ongoing...........................................    8,268      8,102      8,102
                                                              -------    -------    -------
  U.S. Foods Group..........................................       --        287        616
  International Food Group..................................       --         11         16
                                                              -------    -------    -------
    Total divested..........................................       --        298        632
                                                              -------    -------    -------
      Total.................................................  $ 8,268    $ 8,400    $ 8,734
                                                              =======    =======    =======
Segment operating company contribution
  Biscuit...................................................  $   557    $   542    $   691
  U.S. Foods Group..........................................      338        301        281
  International Food Group..................................      200        205        236
  Other.....................................................       (4)         2          7
                                                              -------    -------    -------
    Total ongoing...........................................    1,091      1,050      1,215
                                                              -------    -------    -------
  U.S. Foods Group..........................................       --         38         97
  International Food Group..................................       --          1          2
                                                              -------    -------    -------
    Total divested..........................................       --         39         99
                                                              -------    -------    -------
Total segment operating company contribution................    1,091      1,089      1,314
Restructuring-related expenses..............................       76         56         31
Net gain on divested businesses.............................       --        (14)       (32)
Amortization of trademarks and goodwill.....................      213        221        226
Restructuring charge (credit)...............................      (67)       530         --
                                                              -------    -------    -------
Consolidated operating income...............................      869        296      1,089
Interest and debt expense...................................      324        401        421
Other expense, net..........................................       19         29         32
                                                              -------    -------    -------
Income (loss) before income taxes...........................  $   526    $  (134)   $   636
                                                              =======    =======    =======

                          NABISCO GROUP HOLDINGS CORP.

NOTE 18--SEGMENT INFORMATION (CONTINUED)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Depreciation:
  Nabisco Biscuit...........................................  $   146    $   146    $   148
  U.S. Food Group...........................................       42         46         49
  International Food Group..................................       77         81         80
                                                              -------    -------    -------
  Total.....................................................  $   265    $   273    $   277
                                                              =======    =======    =======

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
IN MILLIONS                                                     1999       1998       1997
-----------                                                   --------   --------   --------
Capital expenditures:
  Nabisco Biscuit...........................................  $   128    $   188     $  206
  U.S. Food Group...........................................       42         49         64
  International Food Group..................................       71        103        122
                                                              -------    -------     ------
  Total.....................................................  $   241    $   340     $  392
                                                              =======    =======     ======

                                                                 DECEMBER 31,
                                                              -------------------
IN MILLIONS                                                     1999       1998
-----------                                                   --------   --------
Segment assets:
  Nabisco Biscuit...........................................  $ 2,170    $ 2,124
  U.S. Foods Group..........................................    1,506        840
  International Food Group..................................    2,644      2,579
  Corporate.................................................      254         32
                                                              -------    -------
  Total Segment Assets......................................    6,574      5,575
  Unallocated intangibles, net (1)..........................    5,387      5,574
  Net assets of discontinued businesses.....................       --      6,696
                                                              -------    -------
  Consolidated assets.......................................  $11,961    $17,845
                                                              =======    =======

GEOGRAPHIC SEGMENT INFORMATION

                                                                NET SALES                 NET PROPERTY
                                                         YEARS ENDED DECEMBER 31,         DECEMBER 31,
                                                      ------------------------------   -------------------
IN MILLIONS                                             1999       1998       1997       1999       1998
-----------                                           --------   --------   --------   --------   --------
United States.......................................   $5,886     $5,876     $6,149     $2,190     $2,023
Latin America.......................................    1,249      1,428      1,438        499        550
Other...............................................    1,133      1,096      1,147        400        374
                                                       ------     ------     ------     ------     ------
                                                       $8,268     $8,400     $8,734     $3,089     $2,947
                                                       ======     ======     ======     ======     ======

------------------------

(1) Represents unallocated goodwill, trademarks and tradename resulting from the 1989 acquisition of Nabisco Holdings' parent company.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 1999 and 1998 quarterly results of operations and per share data for NGH:

IN MILLIONS, EXCEPT PER SHARE AMOUNTS                       FIRST      SECOND     THIRD      FOURTH
-------------------------------------                      --------   --------   --------   --------
1999(1)
  Net sales..............................................  $ 1,855    $ 2,023    $ 2,057    $ 2,333
  Gross profit...........................................      828        934        924      1,080
  Operating income.......................................      134        177        250        308
  Income from continuing operations......................       10         38         94        113
  Income from discontinued operations, net of income
    taxes................................................       66      2,928         --         --
  Income before extraordinary item.......................       76      2,966         94        113
  Net income.............................................       76      2,687         92        113
PER SHARE DATA:
  Net income per share - basic:
    Continuing operations................................  $   .02    $   .10    $   .29    $   .35
    Discontinued operations..............................      .20       9.01         --         --
  Net income.............................................      .22       8.25        .28        .35
  Net income per share - diluted:
    Continuing operations................................      .02        .10        .29        .35
    Discontinued operations..............................      .20       9.01         --         --
  Net income.............................................      .22       8.25        .28        .35
  Dividends declared.....................................    .5125      .5125      .1225      .1225
  Market price
    High.................................................   30 7/8    33 9/16    20 13/16    15 3/4
    Low..................................................       25    19 5/16    14 11/16     9 3/4

                                                            FIRST      SECOND     THIRD      FOURTH
                                                           --------   --------   --------   --------
1998(2)
  Net sales..............................................  $ 1,962    $ 2,131    $ 2,098    $ 2,209
  Gross profit...........................................      837        944        932      1,004
  Operating income (loss)................................      183       (210)       185        138
  Income (loss) from continuing operations...............       32       (177)        32         (5)
  Income (loss) from discontinued operations, net of
    income taxes.........................................      (52)        47        126       (580)
  Net income (loss)......................................      (20)      (130)       158       (585)
PER SHARE DATA:
  Net income (loss) per share - basic:
    Continuing operations................................  $   .06    $  (.58)   $   .06    $  (.04)
    Discontinued operations..............................     (.16)       .14        .39      (1.79)
  Net income (loss)......................................     (.10)      (.44)       .45      (1.83)
  Net income (loss) per share - diluted:
    Continuing operations................................      .06       (.58)       .06       (.04)
    Discontinued operations..............................     (.16)       .14        .39      (1.79)
  Net income (loss)......................................     (.10)      (.44)       .45      (1.83)
  Dividends declared.....................................    .5125      .5125      .5125      .5125
  Market price
    High.................................................  38 1/16    31 5/16     27 3/8    31 15/16
    Low..................................................       30     23 1/2    21 5/16         24

                          NABISCO GROUP HOLDINGS CORP.

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)
------------------------

(1) The first quarter of 1999 includes $15 million ($7 million after tax, net of minority interest or $.02 per share) of restructuring related expenses.

    The second quarter of 1999 includes $19 million ($9 million after tax, net of minority interest or $.03 per share) of restructuring related expenses and a $279 million after-tax extraordinary loss on the early extinguishment of debt.

    The third quarter of 1999 includes $12 million ($6 million after tax, net of minority interest or $.02 per share) of restructuring related expenses, a credit of $59 million ($35 million after tax, net of minority interest or $.11 per share) applicable to the June and December 1998 restructuring programs and an extraordinary loss on the early extinguishment of debt of $2 million after tax, net of minority interest.

    The fourth quarter of 1999 includes $30 million ($15 million after tax, net of minority interest or $.04 per share) of restructuring related expenses and a credit of $8 million ($4 million after tax, net of minority interest or $.01 per share) applicable to the June and December 1998 restructuring programs.

(2) The second quarter of 1998 includes a $406 million ($216 million after tax, net of minority interest or $.67 per share) restructuring charge and $6 million ($3 million after tax, net of minority interest or $.01 per share) of restructuring related expenses.

    The third quarter of 1998 includes a net gain of $14 million ($1 million after tax, net of minority interest) from divestitures and $15 million ($7 million after tax, net of minority interest or $.02 per share) of restructuring related expenses.

    The fourth quarter of 1998 includes a $124 million ($75 million after tax, net of minority interest or $.23 per share) restructuring charge and $35 million ($17 million after tax, net of minority interest or $.06 per share) of restructuring related expenses.

                          NABISCO GROUP HOLDINGS CORP.

NOTE 20--SUBSEQUENT EVENTS (UNAUDITED)

JOINT VENTURE

    On December 14, 1999, Nabisco announced its participation in a joint venture, Burlington Biscuits plc ("Burlington"), with Hicks, Muse, Tate & Furst Limited ("HMTF"), an investment firm, to bid for 100% of United Biscuits (Holdings) Plc ("UB"). Subsequently, Burlington acquired 29.9% of UB. As announced on March 20, 2000, Nabisco and HMTF have entered into definitive agreements under which: (i) Nabisco and HMTF will join a consortium of investors, Finalrealm Limited ("Finalrealm"), also bidding for UB; (ii) an associate of Finalrealm will acquire Burlington's 29.9% interest in UB, giving Finalrealm a 47.6% interest in UB; (iii) Finalrealm's cash offer of 265 pence per UB share becomes a Final Offer under the City Code and is extended until April 5, 2000; (iv) subject to Finalrealm being entitled to exercise compulsory acquisition rights in respect of minority interests in UB and regulatory competition clearance, Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal, and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm; (v) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan conditional on the Final Offer becoming or being declared wholly unconditional (in 1999, these operations had net sales of approximately $66 million); and (vi) following completion of the Final Offer and its related transactions, Nabisco would have an equity interest of 24.6% in the joint venture.

    Upon completion, the joint venture will be comprised of UB businesses in the United Kingdom, France and the Benelux countries, Nabisco's operations named above and HMTF's UK Horizon Biscuits business.

STOCKHOLDER RIGHTS PLAN

    On March 13, 2000, the Board of Directors ("Board") of NGH adopted a stockholder rights plan. Under the plan, the Board declared a dividend of one preferred stock purchase right ("Right") for each share of NGH common stock outstanding on March 20, 2000, and authorized the distribution of one Right for each subsequently issued common share. Each Right entitles the holder to purchase from NGH one one-hundredth of a share of a new series of preferred stock at an initial purchase price of $30. The Board authorized the issuance of 4,400,000 preferred shares under this plan, none of which has been issued. The Rights will become exercisable at a specified period of time after any person becomes the beneficial owner of 10% or more of the common stock of NGH or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 10% or more of the common stock. If any person becomes the beneficial owner of 10% or more of the common stock, each Right will entitle the holder, other than the acquiring person, to purchase, for $30, a number of shares of NGH common stock having a market value of $60. For persons who as of March 13, 2000 beneficially owned 10% or more of the common stock, the plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares. Unless earlier redeemed, the Rights will expire on March 13, 2002.

                                                                      SCHEDULE I

                          NABISCO GROUP HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
            CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                         1999       1998       1997
-----------------------                                       --------   --------   --------
Interest and debt expense...................................   $  (65)    $(108)     $ (98)
Other income (expense), net.................................        7         2          7
                                                               ------     -----      -----
    Loss before income taxes................................      (58)     (106)       (91)
Benefit for income taxes....................................      (21)      (42)       (36)
                                                               ------     -----      -----
    Loss before equity in income (loss) from subsidiaries...      (37)      (64)       (55)
Equity in income (loss) from subsidiaries, net of income
  taxes.....................................................    3,286      (513)       457
                                                               ------     -----      -----
    Income (loss) before extraordinary item.................    3,249      (577)       402
Extraordinary item--loss on early extinguishment of debt of
  subsidiary,
  net of income taxes.......................................     (281)       --        (21)
                                                               ------     -----      -----
NET INCOME (LOSS)...........................................    2,968      (577)       381
                                                               ------     -----      -----

Other comprehensive income (loss):
  Cumulative translation adjustment.........................      (84)      (56)      (158)
  Recognition of Reynolds International cumulative
    translation adjustment upon sale........................      218        --         --
  Recognition of RJR's minimum pension liability adjustment
    upon distribution of RJR Stock..........................        6        --         --
  Minimum pension liability adjustment......................        1         4        (15)
                                                               ------     -----      -----
Other comprehensive income (loss) before income taxes.......      141       (52)      (173)
  Provision (benefit) for income taxes......................        1        (5)         7
                                                               ------     -----      -----

OTHER COMPREHENSIVE INCOME (LOSS) NET OF INCOME TAX.........      140       (47)      (180)
                                                               ------     -----      -----

COMPREHENSIVE INCOME (LOSS).................................   $3,108     $(624)     $ 201
                                                               ======     =====      =====

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                          NABISCO GROUP HOLDINGS CORP.
           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

YEARS ENDED DECEMBER 31                                         1999       1998       1997
-----------------------                                       --------   --------   --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

  Net income (loss).........................................   $2,968     $ (577)    $  381
                                                               ------     ------     ------
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities:
    Deferred income tax provision (benefit).................       37         --          1
    Extraordinary items.....................................      281         --         43
    Equity in income (loss) from subsidiaries, net of income
      taxes.................................................   (3,286)       513       (457)
    Dividends received from subsidiary......................      471        607        834
    Other, net..............................................      (15)       (20)        16
                                                               ------     ------     ------
        Total adjustments...................................   (2,512)     1,100        437
                                                               ------     ------     ------
    Net cash flows from operating activities................      456        523        818
                                                               ------     ------     ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of investments, net of maturities................     (107)        --         --
                                                               ------     ------     ------
    Net cash flows used in investing activities.............     (107)        --         --
                                                               ------     ------     ------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Repurchase of ESOP preferred stock........................     (202)        --         --
  Redemption of Trust preferred certificates................   (1,265)        --         --
  Dividends paid on common and preferred stock..............     (595)      (706)      (721)

  Proceeds from issuance of junior subordinated
    debentures..............................................       --        385         --
  Redemption of Series B preferred stock....................       --       (301)        --
  Other, net--primarily intercompany transfers and
    payments................................................    1,856        100        (98)
                                                               ------     ------     ------
  Net cash flows used in financing activities...............     (206)      (522)      (819)
                                                               ------     ------     ------
  Net change in cash and cash equivalents...................      143          1         (1)
Cash and cash equivalents at beginning of period............        1         --          1
                                                               ------     ------     ------
Cash and cash equivalents at end of period..................   $  144     $    1     $   --
                                                               ======     ======     ======

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                          NABISCO GROUP HOLDINGS CORP.

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

DECEMBER 31                                                     1999       1998
-----------                                                   --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  144     $    1
  Short-term investments....................................        6         --
  Accounts receivable, net..................................       40         16
                                                               ------     ------
      TOTAL CURRENT ASSETS..................................      190         17
                                                               ------     ------
Investment in subsidiaries..................................    3,173      9,937
Other assets................................................      106         12
                                                               ------     ------
                                                               $3,469     $9,966
                                                               ======     ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $   78     $  191
  Income taxes accrued......................................        5          7
                                                               ------     ------
      TOTAL CURRENT LIABILITIES.............................       83        198
                                                               ------     ------
Intercompany (receivable) payable, net......................       (1)       322
Other noncurrent liabilities................................       24         --
Deferred income taxes.......................................      101         64
Junior subordinated debentures..............................      101      1,368
Commitments and contingencies (Note C)
Stockholders' equity:
  Preferred stock...........................................       --        205
  Common stock--(1999--329,524,147 shares issued,
    1998--328,385,148 shares issued.........................        3          3
  Paid-in capital...........................................    3,459      9,004
  Retained earnings (accumulated deficit)...................      125       (577)
  Accumulated other comprehensive income:
    Cumulative translation adjustment.......................     (314)      (441)
    Minimum pension liability...............................       (6)       (19)
                                                               ------     ------
    Accumulated other comprehensive income..................     (320)      (460)
                                                               ------     ------
  Treasury stock, at cost...................................     (100)      (100)
  Other stockholders' equity................................       (6)       (61)
                                                               ------     ------
      TOTAL STOCKHOLDERS' EQUITY............................    3,161      8,014
                                                               ------     ------
                                                               $3,469     $9,966
                                                               ======     ======

                 SEE NOTES TO CONDENSED FINANCIAL INFORMATION.

                                                                      SCHEDULE I

                          NABISCO GROUP HOLDINGS CORP.

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

NOTE A--BASIS OF PRESENTATION

    Certain prior years' amounts have been reclassified to conform to the 1999 presentation.

    See Note 2 to the consolidated financial statements regarding the sale by NGH and RJR of the international tobacco business and the separation of the domestic tobacco and food businesses.

NOTE B--JUNIOR SUBORDINATED DEBENTURES

    See Note 11 to the consolidated financial statements for information regarding the issuance of the junior subordinated debentures.

    NGH's obligations under the junior subordinated debentures are unsecured and subordinate to all senior indebtedness of NGH, but junior to all future stock issuances and stock guarantees. As of December 31, 1999, Nabisco Group Holdings had no senior indebtedness. Nabisco Group Holdings guarantees all distributions made by its subsidiary trusts, subordinate to any distributions to any senior debenture holders and junior subordinated debenture holders.

    Interest on the junior subordinated debentures is payable quarterly in arrears. The junior subordinated debentures may be redeemed by NGH on or after September 30, 2003 and mature in September 2047. Covenants applicable to the junior subordinated debentures limit NGH ability to enter into certain capital stock transactions, among other things, if NGH is in default of any payments or guarantees with respect to the junior subordinated debentures.

NOTES C--CONTINGENCIES

    For disclosure of additional contingent liabilities, see Note 12 to the Consolidated Financial Statements.

                                 EXHIBIT INDEX

EXHIBIT NO.
-----------
        2.1             Certificate of Ownership and Merger merging Nabisco Group
                        Holdings Corp. into RJR Nabisco Holdings Corp. filed
                        June 14, 1999 (incorporated by reference to Exhibit 2.1 of the Registrant's Quarterly Report on Form 10-Q for the
                        fiscal quarter ended June 30, 1999 (the "Second Quarter
                        1999 10-Q")).

        2.1(a)          Certificate and Plan of Merger dated as of June 14, 1999
                        between RJR Nabisco Holdings Corp. and Nabisco Group
                        Holdings Corp. (incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on June 16, 1999).

        3.1(a)          Restated Certificate of Incorporation of Nabisco Group
                        Holdings Corp. dated June 16, 1999 (incorporated by reference to Exhibit 3.1 of the Second Quarter 1999 10-Q).

       *3.1(b)          Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock of Nabisco Group Holdings Corp.

       *3.2 Amended By-Laws of Nabisco Group Holdings Corp. as amended effective January 1, 2000.

        4.1             Indenture (the "TOPrS Indenture"), dated as of September 21,
                        1995, between RJR Nabisco Holdings Corp. and the Bank of New
                        York (incorporated by reference to Exhibit 4.1 to the
                        Registration Statement on Form S-4 of RJR Nabisco Holdings
                        Corp. and RJR Nabisco Holdings Capital Trust I, Registration
                        Nos. 33-60415 and 33-60415-01, filed June 20, 1995 (the
                        "TOPrS Registration Statement")).

        4.2             Form of Second Supplemental Indenture to the TOPrS Indenture
                        (incorporated by reference to Exhibit 4.3 to the
                        Registration Statement on Form S-3 of RJR Nabisco Holdings
                        Corp. and RJR Nabisco Holdings Capital Trusts II-IV, File
                        No. 333-60811, filed on August 6, 1998 (the "TOPrS II-VI
                        Registration Statement")).

        4.3             Form of Amended and Restated Declaration of Trust of RJR
                        Nabisco Holdings Capital Trust II (incorporated by reference to Exhibit 4.5 to the TOPrS II-VI Registration Statement).

        4.4             Form of Preferred Security of RJR Nabisco Holdings Capital
                        Trust II (included in Exhibit 4.3 above).

        4.5             Form of Junior Subordinated Debenture (included in Exhibit
                        4.2 above).

        4.6             Form of Guarantee Agreement with respect to Preferred
                        Securities between RJR Nabisco Holdings Corp. and the Bank of New York as the Guarantee Trustee (incorporated by reference to Exhibit 4.15 to the TOPrS II-VI Registration
                        Statement).

        4.7             Indenture, dated as of June 5, 1995, between Nabisco, Inc.
                        and Citibank, N.A., (incorporated by reference to Exhibit
                        4.1 to Amendment No. 1 to the Registration Statement on Form
                        S-4 of Nabisco, Inc., Registration No. 33-90224, filed March
                        29, 1995).

        4.8             The Registrant agrees to furnish copies of any instrument
                        defining the rights of holders of long-term debt of the
                        Registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the Registrant and its consolidated subsidiaries to the Commission upon
                        request.

        4.9             Rights Agreement dated as of March 13, 2000 between Nabisco
                        Group Holdings Corp. and EquiServe Trust Company, N.A., as
                        Rights Agent (incorporated by reference to Exhibit 1 to the
                        Registration Statement on Form 8-A of Nabisco Group Holdings
                        Corp. filed on March 20, 2000).

EXHIBIT NO.
-----------
       10.1             Nabisco Group Holdings Corp. 1990 Long Term Incentive Plan
                        as Amended and Restated effective June 15, 1999
                        (incorporated by reference to Exhibit 10.1 on Form 10-Q of
                        RJR Nabisco Holdings Corp. and RJR Nabisco, Inc. for the
                        fiscal quarter ended June 30, 1999 (the "Second Quarter
                        1999 10-Q")).

       10.2             Form of Stock Option Agreement between Nabisco Group
                        Holdings Corp. and the Executives named therein, dated July
                        14, 1999 (incorporated by reference to Exhibit 10.1 on
                        Form 10-Q of RJR Nabisco Holdings Corp. and RJR Nabisco,
                        Inc. for the fiscal quarter ended September 30, 1999 (the
                        "Third Quarter 1999 10-Q")).

       10.3(a)          Credit Agreement (the "Revolving Credit Agreement"), dated as of October 31, 1996, among Nabisco Holdings Corp.,
                        Nabisco, Inc. and the lending institutions parties thereto
                        (incorporated by reference to Exhibit 10.1 to Annual Report on Form 10-K of Nabisco Holdings Corp. and Nabisco, Inc. for
                        the fiscal year ended December 31, 1996, filed March 10,
                        1997 (the "1996 Nabisco Form 10-K")).

       10.3(b)          Credit Agreement (the "364 Day Facility"), dated as of
                        October 31, 1996, as amended as of October 28, 1999, among
                        Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto (incorporated by reference to Exhibit 10.2 of the Annual Report on Form 10-K of Nabisco
                        Holdings Corp. and Nabisco, Inc. for the fiscal year ended
                        December 31, 1999 (the "1999 Nabisco Form 10-K")).

       10.3(c)          First Amendment to the Revolving Credit Agreement and Second
                        Amendment to the 364 Day Facility, dated May 19, 1998, among
                        Nabisco Holdings Corp., Nabisco, Inc. and the lending
                        institutions parties thereto (incorporated by reference to
                        Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco
                        Holdings Corp. and Nabisco, Inc. for the fiscal quarter
                        ended June 30, 1998, filed August 14, 1998 (the "June 1998
                        Nabisco Form 10-Q")).

       10.3(d)          Second Amendment to the Revolving Credit Agreement and
                        Fourth Amendment to the 364 Day Facility, dated April 25,
                        1999, among Nabisco Holdings Corp., Nabisco, Inc. and the lending institutions parties thereto (incorporated by reference to the 1999 Nabisco Form 10-K).

       10.3(e)          Third Amendment to the Revolving Credit Agreement, dated
                        October 28, 1999, among Nabisco Holdings Corp., Nabisco,
                        Inc. and the lending institutions parties thereto
                        (incorporated by reference to the 1999 Nabisco Form 10-K).

       10.4             Tax Sharing Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., R.J. Reynolds Tobacco Holdings,
                        Inc., R.J. Reynolds Tobacco Company and Nabisco Holdings
                        Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K of Nabisco Group Holdings Corp. filed on June 16,
                        1999).

       10.5             Corporate Agreement dated as of June 14, 1999 among RJR
                        Nabisco Holdings Corp., Nabisco Holdings Corp., and
                        R.J. Reynolds Tobacco Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K of Nabisco Group
                        Holdings Corp. filed on June 16, 1999).

       10.6             Intercompany Services Agreement dated as of June 14, 1999
                        among RJR Nabisco Holdings Corp., Nabisco Holdings Corp.,
                        and R.J. Reynolds Holdings Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K of Nabisco Group Holdings Corp.
                        filed on June 16, 1999).

EXHIBIT NO.
-----------
       10.7             Third Supplemental Indenture and Waiver dated as of May 18,
                        1999 between RJR Nabisco Holdings Corp. and The Bank of New
                        York, to the Indenture dated as of September 21, 1995
                        between RJR Nabisco Holdings Corp. and The Bank of New York, as supplemented by the First Supplemental Indenture thereto dated as of September 21, 1995 and the Second Supplemental
                        Indenture thereto dated as of September 16, 1998
                        (incorporated by reference to Exhibit 10.4 to Form 8-K of
                        Nabisco Group Holdings Corp. filed on June 16, 1999).

       10.8             Purchase Agreement dated March 9, 1999 among R.J. Reynolds
                        Tobacco Company, RJR Nabisco, Inc. and Japan Tobacco Inc.
                        (incorporated by reference to Exhibit 2.1 on Form 8-K of RJR
                        Nabisco Holdings Corp. and R.J. Reynolds Tobacco Holdings,
                        Inc. dated May 12, 1999 and filed on May 28, 1999).

       10.9 RJR Nabisco, Inc. Annual Incentive Award Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.2 of the Third Quarter 1997 Form
                        10-Q).

       10.10            RJR Nabisco Holdings Corp. 1990 Long Term Incentive Plan as
                        amended and restated effective April 16, 1997 (incorporated by reference to Exhibit 10.1 of the Second Quarter 1997 Form
                        10-Q).

       10.11            Form of Deferred Stock Unit Agreement between RJR Nabisco
                        Holdings Corp. and the Director named therein dated as of
                        April 16, 1997 (incorporated by reference to Exhibit 10.2 of the Second Quarter 1997 Form 10-Q).

       10.12            Form of Deferred Stock Unit Agreement, dated May 13, 1998, between various unnamed grantees and RJR Nabisco Holdings
                        Corp. in connection with the Equity Incentive Award Plan for
                        Directors and Key Employees of RJR Nabisco Holdings Corp.
                        and Subsidiaries (incorporated by reference to Exhibit 10.4 to the Second Quarter 1998 Form 10-Q).

       10.13            Form of Stock Option Agreement, dated May 13, 1998, between various unnamed optionees and RJR Nabisco Holdings Corp. in connection with the Equity Incentive Award Plan for
                        Directors and Key Employees of RJR Nabisco Holdings Corp.
                        and Subsidiaries (incorporated by reference to Exhibit 10.5 to the Second Quarter 1998 Form 10-Q).

       10.14            Retention Trust Agreement, dated May 13, 1998 by and between
                        RJR Nabisco, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Second Quarter 1998 Form
                        10-Q).

       10.15            Form of Non-Qualified Stock Option Agreement between RJR
                        Nabisco Holdings Corp. and the Director named therein dated as of April 16, 1997 (incorporated by reference to Exhibit
                        10.3 of the Second Quarter 1997 Form 10-Q).

       10.16            Form of Performance Unit Agreement between RJR Nabisco
                        Holdings Corp. and the grantee named therein (1997 grant-1 year period) dated as of February 28, 1997 (incorporated by reference to Exhibit 10.4 of the Second Quarter 1997 Form
                        10-Q).

       10.17            Form of Performance Unit Agreement between RJR Nabisco
                        Holdings Corp. and the grantee named therein (1998 grant--1 year period) dated as of February 6, 1998 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
                        Report on Form 10-Q for the fiscal quarter ended March 31,
                        1998, filed May 15, 1998 (the "First Quarter 1998 Form
                        10-Q")).

       10.18            Form of Restricted Stock Unit Agreement between RJR Nabisco
                        Holdings Corp. and the grantee named therein dated as of
                        June 16, 1997 (incorporated by reference to Exhibit 10.5 of the Second Quarter 1997 Form 10-Q).

       10.19            Intentionally left blank

EXHIBIT NO.
-----------
       10.20            Form of Performance Appreciation Right Agreement between RJR
                        Nabisco Holdings Corp. and the grantee named therein
                        (incorporated by reference to Exhibit 10.2 of the First
                        Quarter 1997 Form 10-Q).

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

       10.23            Form of Performance Unit Agreement between RJR Nabisco
                        Holdings Corp. and the grantee named therein (1996;
                        three-year period) (incorporated by reference to Exhibit
                        10.2 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996, filed on May 1, 1996 (the "First Quarter 1996 Form 10-Q")).

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

EXHIBIT NO.
-----------
       10.34            RJR Nabisco, Inc. Supplemental Executive Retirement Plan, as
                        amended on July 21, 1988 (incorporated by reference to
                        Exhibit 10.32 to the Form S-4, Registration No. 33-27894).

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

       10.36            Non-Qualified Stock Option Agreement between RJR Nabisco
                        Holdings Corp. and James M. Kilts, dated as of January 2,
                        1998 (incorporated by reference to Exhibit 10.6 to the First
                        Quarter 1998 Form 10-Q).

       10.37            Engagement Agreement (dated March 3, 1995) between RJR
                        Nabisco Holdings Corp. and Steven F. Goldstone (incorporated by reference to Exhibit 10.38 of the 1995 Form 10-K).

       10.38            Amended and Restated Employment Agreement (dated December 5,
                        1995) by and among RJR Nabisco Holdings Corp., and RJR
                        Nabisco, Inc. and Steven F. Goldstone (incorporated by
                        reference to Exhibit 10.40 of the 1995 Form 10-K).

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

       10.42            Non-Qualified Stock Option Agreement dated January 10, 1997 between RJR Nabisco Holdings Corp. and Steven F. Goldstone
                        (incorporated by reference to Exhibit 10.1 of the
                        Registrants' Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 1997, filed May 13, 1997 (the "First
                        Quarter 1997 Form 10-Q"))

       10.43            Restricted Stock Agreement between RJR Nabisco Holdings
                        Corp. and Steven F. Goldstone, dated as of January 15, 1998
                        (incorporated by reference to Exhibit 10.1 to the First
                        Quarter 1998 Form 10-Q).

       10.44            Non-Qualified Stock Option Agreement between Nabisco
                        Holdings Corp. and Steven F. Goldstone, dated as of January
                        15, 1998 (incorporated by reference to Exhibit 10.2 to the
                        First Quarter 1998 Form 10-Q).

       10.45            Amendment to Contingent Performance Share Agreement (dated
                        October 14, 1998) between RJR Nabisco Holdings Corp. and
                        Steven F. Goldstone (incorporated by reference to Exhibit
                        10.56 to the Annual Report on Form 10-K of RJR Nabisco
                        Holdings Corp. and RJR Nabisco, Inc. for the fiscal year ended December 31, 1998 filed March 26, 1999).

       10.46            Amended and Restated Employment Agreement (dated January 1,
                        1997) among RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
                        and Steven F. Goldstone (incorporated by reference to
                        Exhibit 10.7 to the First Quarter 1998 Form 10-Q).

EXHIBIT NO.
-----------
      *10.47            Letter Agreement, dated as of October 27, 1999, between the
                        Registrant and Steven F. Goldstone.

       10.48            Restricted Stock Agreement between RJR Nabisco Holdings
                        Corp. and David B. Rickard, dated as of January 15, 1998
                        (incorporated by reference to Exhibit 10.9 to the First
                        Quarter 1998 Form 10-Q).

       10.49            Non-Qualified Stock Option Agreement between RJR Nabisco
                        Holdings Corp. and David B. Rickard, dated as of January 15,
                        1998 (incorporated by reference to Exhibit 10.10 to the
                        First Quarter 1998 Form 10-Q).

      *10.50            Letter Agreement, dated as of August 10, 1999, between the
                        Registrant and David B. Rickard.

       10.51            Employment Agreement (dated January 15, 1998) among RJR
                        Nabisco Holdings Corp., RJR Nabisco, Inc. and William L.
                        Rosoff (incorporated by reference to Exhibit 10.5 to the First Quarter 1998 Form 10-Q).

       10.52            Restricted Stock Agreement between RJR Nabisco Holdings
                        Corp. and William L. Rosoff, dated as of January 15, 1998
                        (incorporated by reference to Exhibit 10.11 to the First
                        Quarter 1998 Form 10-Q).

       10.53            Non-Qualified Stock Option Agreement between RJR Nabisco
                        Holdings Corp. and William L. Rosoff, dated as of January
                        15, 1998 (incorporated by reference to Exhibit 10.12 to the
                        First Quarter 1998 Form 10-Q).

      *10.54 Letter Agreement, dated as of September 24, 1999, between the Registrant and William L. Rosoff.

       10.55            Amended and Restated Deferred Compensation Plan for RJR
                        Directors (dated as of September 1, 1996) (incorporated by reference to Exhibit 10.2 of the Third Quarter 1996 Form
                        10-Q).

       10.56            Amended and Restated Equity Incentive Award Plan for
                        Directors and Key Employees of RJR Nabisco Holdings Corp.
                        and Subsidiaries (dated as of September 1, 1996)
                        (incorporated by reference to Exhibit 10.3 to the Third
                        Quarter 1996 Form 10-Q).

       10.57            Performance Unit Program under RJR Nabisco Holdings Corp.
                        1990 Long Term Incentive Plan (incorporated by reference to
                        Exhibit 10.3 to the First Quarter 1994 Form 10-Q).

       10.58 Amendment to Non-Qualified Stock Option Agreements dated prior to October 11, 1995 (incorporated by reference to Exhibit 10.75 of the 1995 Form 10-K).

       10.59            Form of Non-Qualified Stock Option Agreement dated April 27,
                        1995 between RJR Nabisco Holdings Corp. and the grantee
                        named therein (Reissued options) (incorporated by reference to Exhibit 10.77 of the 1995 Form 10-K).

       10.60            Form of Non-Qualified Stock Option Agreement dated April 27,
                        1995 between RJR Nabisco Holdings Corp. and the grantee
                        named therein (Premium options) (incorporated by reference to Exhibit 10.78 of the 1995 Form 10-K).

       10.61            Form of Non-Qualified Stock Option Agreement between RJR
                        Nabisco Holdings Corp. and the grantee named therein
                        (incorporated by reference to Exhibit 10.79 of the 1995 Form
                        10-K).

       10.62            Form of Deferred Stock Unit Agreement between RJR Nabisco
                        Holdings Corp. and the grantee named therein dated as of May
                        31, 1996 (incorporated by reference to Exhibit 10.5 to the
                        Third Quarter 1996 Form 10-Q).

EXHIBIT NO.
-----------
       10.63            Amendment dated July 10, 1995 to Executive Equity Program
                        Agreement under the 1990 Long Term Incentive Plan between
                        RJR Nabisco Holdings Corp. and the grantee named therein
                        (incorporated by reference to Exhibit 10.82 of the 1995 Form
                        10-K).

       10.64            Form of Employment Agreement dated October 11, 1995
                        (incorporated by reference to Exhibit 10.83 of the 1995 Form
                        10-K).

       10.65            Form of Employment Agreement dated November 1, 1995
                        (incorporated by reference to Exhibit 10.84 of the 1995 Form
                        10-K).

       10.66            Form of Non-Qualified Stock Option Agreement between RJR
                        Nabisco Holdings Corp., and Director named therein (Election version) (incorporated by reference to Exhibit 10.86 of the
                        1995 Form 10-K).

       10.67            Form of Non-Qualified Stock Option Agreement between RJR
                        Nabisco Holdings Corp., and Director named therein (Annual version) (incorporated by reference to Exhibit 10.87 of the
                        1995 Form 10-K).

      *12.1             Nabisco Group Holdings Corp. Computation of Ratio of
                        Earnings to Combined Fixed Charges and Preferred Stock
                        Dividends/Deficiency in the Coverage of Combined Fixed
                        Charges and Preferred Stock Dividends by Earnings Before
                        Fixed Charges for each of the periods within the five year period ended December 31, 1999.

      *12.2             Nabisco Group Holdings Corp. Computation of Ratio of
                        Earnings to Fixed Charges/ Deficiency in the Coverage of
                        Fixed Charges By Earnings Before Fixed Charges for each of the periods within the five year period ended December 31, 1999.

      *21.              Subsidiaries of the Registrants.

      *23.              Consent of Independent Auditors.

      *24.              Powers of Attorney.

      *27.1             Financial Data Schedule of Nabisco Group Holdings Corp.

      *99               Expanded Tobacco Litigation Disclosure

------------------------

*   Filed herewith.