Form 10-Q
period 2000-03-31
NABISCO GROUP HOLDINGS CORP
filed 2000-05-15
CIK 847903

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: APRIL 30, 2000:
326,442,347 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three Months
                          Ended March 31, 2000 and 1999.............................               1

                        Consolidated Condensed Statements of Comprehensive
                          Income--Three Months Ended March 31, 2000 and 1999........               2

                        Consolidated Condensed Statements of Cash Flows--Three
                          Months Ended March 31, 2000 and 1999......................               3

                        Consolidated Condensed Balance Sheets--March 31, 2000 and
                          December 31, 1999.........................................               4

                        Notes to Consolidated Condensed Financial Statements........               5

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              10

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              14

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              16

Item 4........          Submission of Matters to a Vote of Security Holders.........              16

Item 5.                 Other Information...........................................              17

Item 6.                 Exhibits and Reports on Form 8-K............................              17

Signatures..........................................................................              19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
NET SALES...................................................   $2,069        $1,855
                                                               ------        ------
Costs and expenses:
  Cost of products sold.....................................    1,147         1,027
  Selling, advertising, administrative and general
    expenses................................................      696           641
  Amortization of trademarks and goodwill...................       55            53
                                                               ------        ------
    OPERATING INCOME........................................      171           134
Interest and debt expense...................................      (72)          (98)
Other income (expense), net.................................       (2)          (10)
                                                               ------        ------
    INCOME BEFORE INCOME TAXES..............................       97            26
Provision for income taxes..................................       38             9
                                                               ------        ------
    INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
      INTEREST..............................................       59            17
Less minority interest in income of Nabisco Holdings........       12             7
                                                               ------        ------
    INCOME FROM CONTINUING OPERATIONS.......................       47            10
Discontinued operations:
  Income from operations of discontinued businesses, net of
    income taxes............................................       --            66
                                                               ------        ------
    NET INCOME..............................................   $   47        $   76
                                                               ======        ======
NET INCOME PER COMMON SHARE--BASIC:
  Income from continuing operations.........................   $  .14        $  .02
  Income from discontinued operations.......................       --           .20
                                                               ------        ------
    Net income..............................................   $  .14        $  .22
                                                               ======        ======
NET INCOME PER COMMON SHARE--DILUTED:
  Income from continuing operations.........................   $  .14        $  .02
  Income from discontinued operations.......................       --           .20
                                                               ------        ------
    Net income..............................................   $  .14        $  .22
                                                               ======        ======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK................   $.1225        $.5125
                                                               ======        ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

                                                                   THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
NET INCOME..................................................   $   47        $   76
                                                               ------        ------
Other comprehensive income (loss):
  Cumulative translation adjustment.........................        3          (106)
  Provision for income taxes................................       --            --
                                                               ------        ------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF INCOME TAX........        3          (106)
                                                               ------        ------
COMPREHENSIVE INCOME (LOSS).................................   $   50        $  (30)
                                                               ======        ======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                               THREE MONTHS      THREE MONTHS
                                                                   ENDED            ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              ---------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................      $   47             $  76
  Less (income) from discontinued operations................          --               (66)
                                                                  ------             -----
  Income from continuing operations.........................          47                10
                                                                  ------             -----
  Adjustments to reconcile to net cash flows from (used in)
    continuing operating activities:
      Depreciation of property, plant and equipment.........          67                67
      Amortization of intangibles...........................          55                53
      Deferred income tax provision.........................          28                16
      Restructuring payments................................         (21)              (18)
      Accounts receivable, net..............................         127                (8)
      Inventories...........................................         (74)              (73)
      Accounts payable and accrued liabilities, including
        income taxes........................................        (299)             (243)
      Other, net............................................           3                10
                                                                  ------             -----
        Total adjustments...................................        (114)             (196)
                                                                  ------             -----
    Net cash flows (used in) continuing operating
      activities............................................         (67)             (186)
    Net cash flows from discontinued operations.............          --               150
                                                                  ------             -----
    Net cash flows (used in) operating activities...........         (67)              (36)
                                                                  ------             -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................         (40)              (47)
  Proceeds from sale of assets..............................           2                 2
  Proceeds from exercise of Nabisco Holdings' common stock
    options.................................................          --                 2
                                                                  ------             -----
    Net cash flows (used in) investing activities...........         (38)              (43)
                                                                  ------             -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from long-term debt..........................          57               226
  Increase in notes payable.................................          33                 5
  Dividends paid on common and preferred stock..............         (50)             (183)
  Other, net................................................          --                23
                                                                  ------             -----
    Net cash flows from financing activities................          40                71
                                                                  ------             -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --                (6)
                                                                  ------             -----
    Net change in cash and cash equivalents.................         (65)              (14)
Cash and cash equivalents at beginning of period............         254               112
                                                                  ------             -----
Cash and cash equivalents at end of period..................      $  189             $  98
                                                                  ======             =====
Income taxes paid, net of refunds...........................      $    8             $  11
Interest paid...............................................      $   79             $ 104

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $   189            $   254
  Short-term investments....................................           8                  6
  Accounts receivable, net..................................         555                681
  Deferred income taxes.....................................         104                114
  Inventories...............................................         964                898
  Prepaid expenses and other current assets.................          81                 79
                                                                 -------            -------
      TOTAL CURRENT ASSETS..................................       1,901              2,032
                                                                 -------            -------
Property, plant and equipment, net..........................       3,058              3,089
Trademarks, net.............................................       3,414              3,443
Goodwill, net...............................................       3,151              3,159
Other assets and deferred charges...........................         266                238
                                                                 -------            -------
                                                                 $11,790            $11,961
                                                                 =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $    72            $    39
  Account payable...........................................         403                642
  Accrued liabilities.......................................         983              1,056
  Current maturities of long-term debt......................          11                158
  Income taxes accrued......................................         116                107
                                                                 -------            -------
      TOTAL CURRENT LIABILITIES.............................       1,585              2,002
                                                                 -------            -------
Long-term debt (less current maturities)....................       4,094              3,892
Minority interest in Nabisco Holdings.......................         765                763
Other noncurrent liabilities................................         784                768
Deferred income taxes.......................................       1,293              1,277
Contingencies (Note 5)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely
  junior subordinated debentures*...........................          98                 98
Stockholders' equity:
  Common stock (326,442,347 and 326,146,847 shares issued
    and outstanding at March 31, 2000 and December 31, 1999,
    respectively)...........................................           3                  3
  Paid-in capital...........................................       3,462              3,459
  Retained earnings.........................................         132                125
  Accumulated other comprehensive income (loss).............        (317)              (320)
  Treasury stock, at cost...................................        (100)              (100)
  Other stockholders' equity................................          (9)                (6)
                                                                 -------            -------
        TOTAL STOCKHOLDERS' EQUITY..........................       3,171              3,161
                                                                 -------            -------
                                                                 $11,790            $11,961
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

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    The consolidated condensed financial statements include the accounts of Nabisco Group Holdings Corp. ("NGH"), and its majority-owned subsidiaries, including 80.6% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of NGH contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes in the Annual Report on Form 10-K of NGH at December 31, 1999.

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

ACQUISITION GOODWILL ADJUSTMENT

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc. As of March 31, 2000 the purchase price allocation has not been fully completed, pending the completion of the acquisition integration plan. However, additional goodwill of $24 million was recognized during the first quarter of 2000 from the settlement of the purchase price for working capital amounts, resulting in total goodwill of $92 million.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after tax, net of minority interest) and $124 million ($75 million after tax, net of minority interest), respectively, and in 1999, recorded a net restructuring credit of $67 million ($39 million after tax, net of minority interest) resulting in a total net charge for the 1998 restructuring programs of $463 million ($252 million after tax, net of minority interest). These restructuring programs were undertaken to streamline operations and improve profitability and will result in a workforce reduction of approximately 6,900 employees of which 6,700 positions were eliminated as of March 31, 2000.

    The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. The restructuring programs when completed will require cash expenditures, net of cash proceeds, of approximately $140 million.

    The key elements of the restructuring programs include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 37            $ 3           $ --          $--        $ 40
Distribution reorganizations.............        16              8              9           --          33
Staff reductions.........................        83             --              3           --          86
Manufacturing cost reduction
 initiatives.............................        22             --              8           --          30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                               ----            ---           ----          ---        ----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
                                               ----            ---           ----          ---        ----
                                                158             19            243           43         463
                                               ----            ---           ----          ---        ----

Charges and Payments:
Cumulative through December 31, 1999.....      (132)           (14)          (233)         (35)       (414)
Three months ended March 31, 2000........       (11)            --             (4)          (2)        (17)
                                               ----            ---           ----          ---        ----
    Total charges and payments, net of
      cash proceeds......................      (143)           (14)          (237)         (37)       (431)
                                               ----            ---           ----          ---        ----
Reserve and valuation account balances as
 of March 31, 2000.......................      $ 15            $ 5           $  6          $ 6        $ 32
                                               ====            ===           ====          ===        ====

    The key elements of the restructuring programs, after the restructuring credit of $67 million include:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganization...............      $ 16            $ 3           $ --          $--        $ 19
Distribution reorganization..............        11              4              7           --          22
Staff reductions.........................        59              1              4           --          64
Manufacturing cost reduction
 initiatives.............................        19             --              8           --          27
Plant closures...........................        51              6            203           15         275
Product line rationalizations............         2              5             21           28          56
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $158            $19           $243          $43        $463
                                               ====            ===           ====          ===        ====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $123 million, which is comprised of cumulative cash expenditures of $145 million and cumulative cash proceeds of $22 million. For the quarter ended March 31, 2000, cash payments, net of cash proceeds totaled $20 million, which is comprised of $21 million of cash expenditures and $1 million of cash proceeds which were applied against the restructuring reserves. Cash payments for the three months ended March 31, 2000 exceeded charges and payments, net of cash proceeds, for the three months ended
March 31, 2000 due to payments made to satisfy severance and benefit obligations previously committed and charged against the reserves.

NOTE 2 -- INVENTORIES

    The major classes of inventory are as follows:

                                                              MARCH 31,        DECEMBER 31,
IN MILLIONS                                                     2000               1999
-----------                                                   ---------        ------------
Finished products...........................................    $576               $551
Raw materials...............................................     244                199
Work in process.............................................      42                 45
Other.......................................................     102                103
                                                                ----               ----
                                                                $964               $898
                                                                ====               ====

NOTE 3 -- NET INCOME PER SHARE

                                                                  THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------------
                                                                   2000                  1999
                                                            -------------------   -------------------
                                                             BASIC     DILUTED     BASIC     DILUTED
                                                            --------   --------   --------   --------
Income from continuing operations applicable to common
  stock:
  Income from continuing operations.......................  $     47   $     47   $     10   $     10
  Preferred stock dividends...............................        --         --         (4)        (4)
                                                            --------   --------   --------   --------
                                                            $     47   $     47   $      6   $      6
                                                            ========   ========   ========   ========
Weighted average number of common and common equivalent
  shares outstanding (in thousands):
  Common shares...........................................   325,762    325,762    324,053    324,053
  Assumed exercise of NGH's stock options.................        --         49         --        248
                                                            --------   --------   --------   --------
                                                             325,762    325,811    324,053    324,301
                                                            ========   ========   ========   ========

    Shares of ESOP convertible preferred stock of 12,543,347 were not included in computing diluted earnings per share for 1999, because the effect would have been antidilutive. Common shares also exclude 680,500 and 949,100 shares of restricted stock as the vesting provisions had not been met at March 31, 2000 and 1999, respectively.

NOTE 4 -- SEGMENT REPORTING

    NGH is a holding company whose majority-owned subsidiaries are engaged principally in the manufacture, distribution and sale of cookies, crackers, and other food products. NGH is organized and reports its results of operations in three operating segments: Nabisco Biscuit Company, the Nabisco Foods Company and the International Food Group which are segregated by both product and geographic area.

    NGH's management evaluates the performance and allocates resources based upon operating company contribution ("OCC") before restructuring-related expenses. OCC, for each reportable segment is operating income before amortization of intangibles and restructuring charges and credits and exclusive of, restructuring-related expenses.

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
IN MILLIONS                                                     2000        1999
-----------                                                   --------   ----------
Net sales from external customers:
  Nabisco Biscuit Company...................................  $   881     $   867
  Nabisco Foods Company.....................................      631         435
  International Food Group..................................      557         553
                                                              -------     -------
      Total.................................................  $ 2,069     $ 1,855
                                                              =======     =======

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
IN MILLIONS                                                     2000        1999
-----------                                                   --------   ----------
  Segment operating company contribution:
  Nabisco Biscuit Company...................................  $   132     $   121
  Nabisco Foods Company.....................................       65          49
  International Food Group..................................       33          32
  Other.....................................................       (4)         --
                                                              -------     -------
Total segment operating company contribution................      226         202
Restructuring-related expenses..............................       --          15
Amortization of trademarks and goodwill.....................       55          53
                                                              -------     -------
Consolidated operating income...............................      171         134
Interest and debt expense...................................       72          98
Other expense, net..........................................        2          10
                                                              -------     -------
Income before income taxes..................................  $    97     $    26
                                                              =======     =======

NOTE 5 -- CONTINGENCIES

TOBACCO LITIGATION

    As of April 26, 2000, NGH was a defendant in 43 lawsuits arising out of its now severed relationship with the tobacco business conducted by its former subsidiary, Reynolds Tobacco or its subsidiaries. These cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes.

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

    In addition, as of April 26, 2000, 21 anti-trust cases have been served on NGH as well as a number of cigarette manufacturers and their present or former parent companies in three federal courts and various state courts. NGH has been named in an additional nine such cases, but has not been served. These cases, all of which seek to be certified as class actions, allege violations of state and/or federal anti-trust law and are brought by plaintiffs who claim to represent direct purchasers, indirect purchasers and retail purchasers of cigarettes.

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

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal court of appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs' time to appeal has not expired.

    As of May 3, 2000, no case in which NGH is a named defendant was scheduled for trial in 2000. One class action case, described below, in which Reynolds Tobacco is a defendant is in the process of being tried in Florida, and an individual case, ANDERSON V. PHILIP MORRIS INC. has just begun trial in New York. It is likely that several more will be tried during the course of the year.

    NGH's litigation defense costs as well as any liabilities it might incur as a result of the cases pending against it are to be paid by RJR and Reynolds Tobacco under the indemnification provisions of an agreement between NGH, RJR and Reynolds Tobacco. NGH's cost of defense, as well as any liabilities incurred as a result of the cases brought by plaintiffs based on sales of cigarettes outside the United States, are generally also subject to an indemnity from Japan Tobacco Inc. as provided under the sale agreement among Japan Tobacco, Reynolds Tobacco and RJR. If RJR and Reynolds Tobacco and Japan Tobacco cannot fulfill their respective indemnity obligations, NGH could be required to make the relevant payments itself.

    In addition to the cases pending against NGH, there are several hundred lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. One Florida class action case, in which Reynolds Tobacco is a defendant, ENGLE VS. R.J. REYNOLDS TOBACCO COMPANY, is being tried in several phases. A jury found against Reynolds Tobacco and the other cigarette company defendants in the first phase. The second phase, considering the claims of class representatives, was completed on April 7, 2000 with an award of $12.7 million to three class members. Beginning on May 15, 2000, the same jury will hear the case for an award of punitive damages, which would be a lump sum for the class as a whole. A decision on this award may be made during June or July 2000. It is not possible to estimate the size of such an award if made, but it could be in the billions of dollars. No payment of damages should be required until the end of the trail and appellate process. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in some or all of these cases, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

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

NOTE 6 -- SUBSEQUENT EVENT

    On May 5, 2000, the European Commission gave clearance to Nabisco's previously announced intention of joining a consortium of investors, Finalrealm Limited ("Finalrealm"), that has acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company, for cash of 265 pence per UB share. Pursuant to the definitive agreements and subject to completion:
(i) Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm and in exchange receive dual convertible discounted preferred securities; (ii) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan (in 1999, these operations had net sales of approximately $66 million).

    It is expected that Nabisco will have: (i) an economic interest of 26.5% in the consortium which will be comprised of UB's businesses in the United Kingdom, France, the Benelux countries and Nabisco's operations named above; and
(ii) ownership of UB's Asian businesses cited above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of NGH's financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales, operating company contribution and operating income. The sales section includes information as reported in the historical financial statements, followed by management's discussion and analysis of these results. The operating company contribution and operating income sections include information as reported in the historical financial statements, followed by special items that management believes impact the comparability of historical results, results excluding special items and management's discussion and analysis of results excluding special items. Results excluding special items are presented on a basis consistent with how the businesses are managed. Special items include restructuring-related expenses that management believes affect the comparability of the results of operations. The results of operations excluding special items should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of NGH's financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

    NGH's business is conducted by Nabisco Holdings Corp.'s ("Nabisco Holdings") wholly-owned subsidiary Nabisco Inc. ("Nabisco"). The food business is conducted by the operating subsidiaries of Nabisco Holdings. Nabisco's businesses in the United States are comprised of Nabisco Biscuit Company and the Nabisco Foods Company. Nabisco's businesses outside the United States are conducted by Nabisco Ltd and Nabisco International, Inc. ("Nabisco International" together with Nabisco Ltd, the "International Food Group").

NET SALES

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999     % CHANGE
-----------                                                   --------   --------   --------
REPORTED NET SALES:
  Nabisco Biscuit Company...................................   $  881     $  867         2%
  Nabisco Foods Company.....................................      631        435        45%
  International Food Group..................................      557        553         1%
                                                               ------     ------
  Total.....................................................   $2,069     $1,855        12%
                                                               ======     ======

    - Nabisco Biscuit Company's net sales increased 2% versus the prior year due to continued momentum in volume growth from its core cookie and cracker brands as well as the impact of several new products. Offsetting some of these gains were several discontinued breakfast food and snack items.

    - Nabisco Foods Company's net sales increased 45% to $631 million. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite Brands' business, net sales grew 14%, over the prior year, primarily due to volume gains from nuts, confections and pet snacks.

    - International's net sales increased 1% versus the prior year to $557 million. Excluding the impact of unfavorable foreign currency translations, International's net sales increased 2%. This increase is primarily due to volume gains in Argentina, principally due to the impact of the Canale S.A. acquisition, the Andean region and Asia as well as price increases in Brazil, partially offset by volume declines in Brazil, Mexico and Spain.

OPERATING COMPANY CONTRIBUTION

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999     % CHANGE
-----------                                                   --------   --------   --------
REPORTED OPERATING COMPANY CONTRIBUTION(1):

  Nabisco Biscuit Company...................................    $132       $108         22%
  National Foods Company....................................      65         48         35%
  International Food Group..................................      33         31          6%
  Other.....................................................      (4)        --         --
                                                                ----       ----
Total.......................................................     226        187         21%
                                                                ----       ----

SPECIAL ITEMS:

  Restructuring-related expenses:
    Nabisco Biscuit Company.................................      --        (13)
    Nabisco Foods Company...................................      --         (1)
    International Food Group................................      --         (1)
                                                                ----       ----
Total.......................................................      --        (15)
                                                                ----       ----

OPERATING COMPANY CONTRIBUTION EXCLUDING SPECIAL ITEMS:

  Nabisco Biscuit Company...................................     132        121          9%
  Nabisco Foods Company.....................................      65         49         33%
  International Food Group..................................      33         32          3%
  Other.....................................................      (4)        --         --
                                                                ----       ----
Total.......................................................    $226       $202         12%
                                                                ====       ====

------------------------

(1) Operating company contribution represents operating income before amortization of trademarks and goodwill and restructuring charges (credits).

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY CONTRIBUTION EXCLUDING SPECIAL
  ITEMS:

    - Nabisco Biscuit Company's operating company contribution increased 9% versus the prior year. The increase reflects the impact of ongoing productivity programs on manufacturing costs and volume gains in its core cookie and cracker brands. Increased marketing spending and lower breakfast snack volumes partially offset these gains.

    - Nabisco Foods Company's operating company contribution increased 33% versus the prior year. The results were primarily due to strong volume gains from nuts, confections and pet snacks partially offset by increased marketing spending.

    - International's operating company contribution increased 3% versus the prior year. The increase was primarily due to volume increase in Argentina, the Andean region and Asia. Also contributing to the increase was the impact of productivity programs on lowering costs in Canada and Argentina. Partially offsetting this increase were volume declines in Brazil, Mexico and Spain in addition to increased marketing investments in Canada, Asia and Brazil.

OPERATING INCOME

                                                                       THREE MONTHS
                                                                     ENDED MARCH 31,
                                                              ------------------------------
IN MILLIONS                                                     2000       1999     % CHANGE
-----------                                                   --------   --------   --------
REPORTED OPERATING INCOME...................................    $171      $ 134         28%
                                                                ----      -----
SPECIAL ITEMS:
    Restructuring-related expenses..........................      --        (15)
                                                                ----      -----
OPERATING INCOME EXCLUDING SPECIAL ITEMS....................    $171      $ 149         15%
                                                                ====      =====

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING INCOME EXCLUDING
  SPECIAL ITEMS:

    - NGH's operating income was $171 million for the first quarter of 2000, an increase of 15% from the first quarter 1999 level, primarily due to the increase in operating company contribution discussed previously.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $72 million for the first quarter of 2000 decreased by $26 million or 27% from the same 1999 period primarily due to the repurchase and redemption of trust preferred securities in May of 1999.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $2 million expense for the first three months of 2000 compared to $10 million expense for the first three months of 1999. The first three months comparison primarily reflects foreign exchange gains in 2000 compared to foreign exchange losses in 1999 and higher interest income.

NET INCOME

    Nabisco Group Holdings' net income of $47 million for the first quarter of 2000 compared with net income of $76 million for the first quarter of 1999. The first quarter decrease primarily reflects the absence of income from operations of discontinued businesses and an increased provision for income taxes partially offset by higher operating income, lower interest and debt expense and lower other income (expense), net.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income was $50 million for the first quarter of 2000 versus a loss of $30 million in the first quarter of 1999. The $80 million change reflects foreign currency translation gains in 2000 compared to foreign currency translation losses in 1999 partially offset by lower net income.

RESTRUCTURING

    Savings objectives set in Nabisco's 1998 restructuring programs are on target despite lower than anticipated spending to date. The June 1998 program was substantially completed in 1999 and the December 1998 program is expected to be substantially completed by mid-year 2000. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and, after completion of the programs, are expected to be approximately $145 million annually including cash savings of $135 million. In 1999, Nabisco recorded a net restructuring credit of $67 million. This net credit reduced the restructuring charges to $463 million. As the remaining projects from the December 1998 restructuring program are completed, Nabisco will continue to analyze the actual spending and the estimated cost to complete the programs. The results of that analysis will determine what further adjustments, if any, will be necessary. Cumulative cash expenditures, net of cash proceeds, to date have totaled $123 million with $20 million expended in 2000. The cash component of the restructuring charge for the programs will be approximately $140 million including an estimated $37 million expenditure in 2000. For a further discussion of the restructuring programs, see Note 1 to the Consolidated Financial Statements.

DISCONTINUED OPERATIONS

    Total income from discontinued operations was $66 million in the first quarter of 1999. Discontinued operations represent the results from tobacco businesses and RJR Nabisco, Inc.'s corporate headquarters' expenses prior to the sale in 1999 of the international tobacco business and subsequent spin-off to shareholders of the domestic tobacco business.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows used in continuing operating activities amounted to $67 million for the first three months of 2000 compared to $186 million for the first three months of 1999. The decrease in net cash flows used in continuing operating activities primarily reflects the 2000 increase in income from continuing operations and lower working capital requirements.

    Cash flows used in investing activities for the first three months of 2000 decreased $5 million from the first three months of 1999 to $38 million, primarily due to lower capital expenditures and partially offset by the absence of proceeds from the exercise of Nabisco Holdings' common stock options.

    Capital expenditures were $40 million in the first three months of 2000. Management expects that capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows from financing activities were $40 million for the first three months of 2000, a decrease of $31 million from the first three months of 1999, principally due to the lower net proceeds from long-term debt partially offset by lower dividends paid on common and preferred stock.

    As of March 31, 2000, Nabisco's $1.5 billion revolving credit facility was unutilized and available to support borrowings and the 364-day $1.1 billion credit facility was unavailable as it supported outstanding commercial paper borrowings.

    The companies believe that they are currently in compliance with all covenants and restrictions imposed by the terms of their indebtedness.

    At March 31, 2000, NGH's total debt (notes payable and long-term debt, including current maturities and mandatorily redeemable preferred securities) and total capital (total debt and stockholders' equity) amounted to approximately $4.3 billion and $7.4 billion, respectively, of which total debt is higher by approximately $88 million and total capital is higher by $98 million than at December 31, 1999, NGH's ratios of total debt to stockholders' equity and total debt to total capital were 1.35 to 1 and .57 to 1, respectively.

    NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share on NGH's 213,250,000 shares of Nabisco Holdings' stock would yield an annual dividend of approximately $0.49 per share on the 326,442,347 shares of NGH stock outstanding on March 31, 2000.

    On April 3, 2000 the Board of NGH directed its management to explore all alternatives to maximize shareholder value including the sale of NGH or the sale of Nabisco Holdings.

SUBSEQUENT EVENT

    On May 5, 2000, the European Commission gave clearance to Nabisco's previously announced intention of joining a consortium of investors, Finalrealm Limited ("Finalrealm"), that has acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company, for cash of 265 pence per UB share. Pursuant to the definitive agreements and subject to completion:
(i) Nabisco will contribute approximately $45 million in cash and its operations in Spain, Portugal and the Middle East (in 1999, these operations had net sales of approximately $290 million) to an associate of Finalrealm and in exchange receive dual convertible discounted preferred securities; (ii) Finalrealm has agreed to procure the sale to Nabisco of UB's operations in China, Hong Kong and Taiwan (in 1999, these operations had net sales of approximately $66 million).

    It is expected that Nabisco will have: (i) an economic interest of 26.5% in the consortium which will be comprised of UB's businesses in the United Kingdom, France, the Benelux countries and Nabisco's operations named above; and
(ii) ownership of UB's Asian businesses cited above.

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

    The VaR, which is the potential loss in fair value associated with Nabisco's exposure to changing interest rates, was $182 million after tax, net of minority interest at March 31, 2000, an increase of $4 million from the December 31, 1999 amount. This exposure is primarily related to long-term debt with fixed interest rates.

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

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in earnings, before taxes and minority interest of $40 million at March 31, 2000, an increase of $10 million from the December 31, 1999 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair values or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 5 to the Consolidated Condensed Financial Statements contains forward-looking statements concerning, among other things, the amount of savings from the restructuring program, the level of future capital expenditures, the level of dividends and litigation. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Group Holdings' subsidiaries do business, the effects of currency fluctuations, the effects of government regulation and the status of litigation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    NGH has been named as a defendant in a number of lawsuits (43 as of April 26, 2000) as a result of its now severed relationship with the tobacco business conducted by Reynolds Tobacco or its subsidiaries. For information about this litigation see Note 5 to the Consolidated Condensed Financial Statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The matters below were voted upon at the annual meeting of stockholders of NGH held on May 9, 2000. Holders of Common Stock were entitled to vote upon the proposals to elect directors, ratify the appointment of auditors and to vote on one stockholder proposal. Holders present in person or by proxy at the meeting were entitled to vote 300,340,458 shares of Common Stock.

    (a) Election of Twelve Directors

NAME                                               VOTES FOR    VOTES WITHHELD
----                                              -----------   --------------
John T. Chain, Jr...............................  281,014,732     19,325,726
Julius L. Chambers..............................  281,032,413     19,308,045
John L. Clendenin...............................  280,934,980     19,405,478
Steven F. Goldstone.............................  280,865,642     19,474,816
Ray J. Groves...................................  280,952,377     19,388,081
David B. Jenkins................................  279,716,734     20,623,724
Nancy Karch.....................................  279,897,120     20,353,338
James M. Kilts..................................  281,057,355     19,283,103
Fred H. Langhammer..............................  281,065,202     19,275,256
H. Eugene Lockhart..............................  279,640,098     20,700,360
Theodore E. Martin..............................  281,028,259     19,312,199
Rozanne L. Ridgway..............................  280,923,439     19,417,019

        (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For:...................................................  298,597,320
Against:...............................................      582,517
Abstain:...............................................    1,160,621

        (c) Stockholder Proposal on Financial and Social Accountability in Executive Compensation

For:...................................................   10,057,279
Against:...............................................  183,678,118
Abstain:...............................................   20,754,328
Non-Votes:.............................................   85,850,733

ITEM 5. OTHER INFORMATION

STOCKHOLDER RIGHTS PLAN

    On March 13, 2000, the Board of Directors of NGH (the "Board") adopted a stockholder rights plan. Under the plan, the Board declared a dividend of one preferred stock purchase right (a "Right") for each share of NGH common stock outstanding on March 20, 2000, and authorized the distribution of one Right for each subsequently issued common share. Each Right entitles the holder to purchase from NGH one one-hundredth of a share of a new series of preferred stock at an initial purchase price of $30. The Board authorized the issuance of 4,400,000 preferred shares under this plan, none of which has been issued. The Rights will become exercisable at a specified period of time after any person becomes the beneficial owner of 10% or more of the common stock of NGH or commences a tender or exchange offer which, if consummated, would result in any person becoming the beneficial owner of 10% or more of the common stock. If any person becomes the beneficial owner of 10% or more of the common stock, each Right will entitle the holder, other than the acquiring person, to purchase, for $30, a number of shares of NGH common stock having a market value of $60. For persons who as of March 13, 2000 beneficially owned 10% or more of the common stock, the plan "grandfathers" their current level of ownership, so long as they do not purchase additional shares. Unless earlier redeemed, the Rights will expire on March 13, 2002.

EXPLORATION OF ALTERNATIVES TO MAXIMIZE SHAREHOLDER VALUE

    On April 3, 2000, the Board of NGH directed its management to explore all alternatives to maximize shareholder value, including the sale of NGH or the sale of Nabisco Holdings. In this connection, NGH engaged UBS Warburg LLC and Morgan Stanley & Co. Incorporated as financial advisors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 10.1   Nabisco Group Holdings Corp. 1990 Long Term Incentive Plan
        (effective April 16, 1997 as amended and restated through March 17, 2000).

 10.2   Form of Non-Qualified Stock Option Agreement between Nabisco
        Group Holdings Corp. and the optionee named therein (2000 grant).

 10.3   Form of Restricted Stock Agreement between Nabisco Group
        Holdings Corp. and the grantee named therein.

 10.4   Amended and Restated Employment Agreement by and among
        Nabisco Holdings Corp., Nabisco, Inc., Nabisco Group
        Holdings Corp. and James M. Kilts (effective April 1,
        2000).

 10.5   Employment Agreement (dated October 1, 1997) by and among
        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
        Holdings Corp. and James E. Healey (as amended and restated effective March 17, 2000).

 10.6   Employment Agreement (dated October 31, 1988) by and among
        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
        Holdings Corp. and James A. Kirkman III (as amended and restated effective March 17, 2000).

 10.7   Employment Agreement (dated February 9, 1998) by and among
        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
        Holdings Corp. and Richard H. Lenny (as amended and restated effective March 17, 2000).

 10.8   Employment Agreement (dated September 1, 1995) by and among
        Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
        Holdings Corp. and Douglas R. Conant (as amended and restated effective March 17, 2000).

 12.1   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Combined Fixed Charges and Preferred Stock
        Dividends/Deficiency in the Coverage of Combined Fixed
        Charges and Preferred Stock Dividends by Earnings Before
        Fixed Charges for the three months ended March 31, 2000.

 12.2   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Fixed Charges/ Deficiency in the Coverage of
        Fixed Charges By Earnings Before Fixed Charges for the three months ended March 31, 2000.

 27.1 Nabisco Group Holdings Corp. Financial Data Schedule for the three months ended March 31, 2000.

    (b) Reports on Form 8-K

          Current report on Form 8-K dated March 14, 2000, regarding
          NGH's adoption of a Stockholder Rights Plan.

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

                                              NABISCO GROUP HOLDINGS CORP.
                                              (Registrant)

                                                                /s/ JAMES E. HEALEY
                                                   ---------------------------------------------
                                              James E. Healey
                                              Senior Vice President and Chief Financial Officer

Date: May 12, 2000                                              /s/ THOMAS J. PESCE
                                                   ---------------------------------------------
                                              Thomas J. Pesce
                                              Senior Vice President and Controller