Form 10-Q
period 2000-06-30
NABISCO GROUP HOLDINGS CORP
filed 2000-08-14
CIK 847903

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 7 CAMPUS DRIVE
                       PARSIPPANY, NEW JERSEY 07054-0311
                                 (973) 682-5000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: JULY 31, 2000:
326,357,077 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three and Six
                          Months Ended June 30, 2000 and 1999.......................               1

                        Consolidated Condensed Statements of Comprehensive
                          Income--Three and Six Months Ended June 30, 2000 and
                          1999......................................................               2

                        Consolidated Condensed Statements of Cash Flows--Six Months
                          Ended June 30, 2000 and 1999..............................               3

                        Consolidated Condensed Balance Sheets--June 30, 2000 and
                          December 31, 1999.........................................               4

                        Notes to Consolidated Condensed Financial Statements........               5

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              11

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              16

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              17

Item 4........          Submission of Matters to a Vote of Security Holders.........              17

Item 6.                 Exhibits and Reports on Form 8-K............................              18

Signatures..........................................................................              19

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS               SIX MONTHS
                                                               ENDED                     ENDED
                                                             JUNE 30,                  JUNE 30,
                                                        -------------------       -------------------
                                                         2000       1999           2000       1999
                                                        -------    -------        -------    -------
NET SALES.............................................  $ 2,258    $ 2,023        $ 4,327    $ 3,878
                                                        -------    -------        -------    -------
Costs and expenses:
  Cost of products sold...............................    1,216      1,089          2,363      2,116
  Selling, advertising, administrative and general
    expenses..........................................      775        703          1,471      1,344
  Amortization of trademarks and goodwill.............       55         54            110        107
  Restructuring credit................................      (27)        --            (27)        --
                                                        -------    -------        -------    -------
    OPERATING INCOME..................................      239        177            410        311
Interest and debt expense.............................      (75)       (90)          (147)      (188)
Other income (expense), net...........................       (2)        --             (4)       (10)
                                                        -------    -------        -------    -------
    INCOME BEFORE INCOME TAXES........................      162         87            259        113
Provision for income taxes............................       67         36            105         45
                                                        -------    -------        -------    -------
    INCOME BEFORE MINORITY INTEREST IN INCOME OF
      NABISCO HOLDINGS................................       95         51            154         68
Less minority interest in income of Nabisco
  Holdings............................................       19         13             31         20
                                                        -------    -------        -------    -------
    INCOME FROM CONTINUING OPERATIONS.................       76         38            123         48
Discontinued operations:
  Income (loss) from operations of discontinued
    businesses, net of income taxes...................       --        (42)            --         24
  Gain on discontinued businesses, net of income
    taxes.............................................       --      2,970             --      2,970
                                                        -------    -------        -------    -------
    INCOME BEFORE EXTRAORDINARY ITEM..................       76      2,966            123      3,042
Extraordinary item--loss on early extinguishment of
  debt, net of income taxes...........................       --       (279)            --       (279)
                                                        -------    -------        -------    -------
    NET INCOME........................................  $    76    $ 2,687        $   123    $ 2,763
                                                        =======    =======        =======    =======
BASIC NET INCOME (LOSS) PER SHARE:
  Income from continuing operations...................  $   .23    $   .10        $   .38    $   .12
  Income from discontinued operations.................       --       9.01             --       9.21
  Extraordinary loss..................................       --       (.86)            --       (.86)
                                                        -------    -------        -------    -------
    Net income........................................  $   .23    $  8.25        $   .38    $  8.47
                                                        =======    =======        =======    =======
DILUTED NET INCOME (LOSS) PER SHARE:
  Income from continuing operations...................  $   .23    $   .10        $   .38    $   .12
  Income from discontinued operations.................       --       9.01             --       9.21
  Extraordinary loss..................................       --       (.86)            --       (.86)
                                                        -------    -------        -------    -------
    Net income........................................  $   .23    $  8.25        $   .38    $  8.47
                                                        =======    =======        =======    =======

DIVIDENDS DECLARED PER COMMON SHARE...................  $ .1225    $ .5125        $  .245    $ 1.025
                                                        =======    =======        =======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS              SIX MONTHS
                                                                    ENDED                    ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                            ----------------------   ----------------------
                                                              2000          1999       2000          1999
                                                            --------      --------   --------      --------
NET INCOME................................................   $   76        $2,687     $  123        $2,763
                                                             ------        ------     ------        ------
Other comprehensive income (loss):
  Reclassification of cumulative translation losses
    related to businesses sold included in net income.....       41           218         41           218
  Minimum pension liability associated with the
    distribution of R.J. Reynolds Tobacco Holdings, Inc.
    stock.................................................       --             6         --             6
  Cumulative translation adjustment.......................      (24)           18        (21)          (88)
  (Provision) benefit for income taxes....................       --            --         --            --
                                                             ------        ------     ------        ------
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX.............       17           242         20           136
                                                             ------        ------     ------        ------
COMPREHENSIVE INCOME......................................   $   93        $2,929     $  143        $2,899
                                                             ======        ======     ======        ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................     $   123          $ 2,763
  Less income from discontinued operations..................          --            2,994
                                                                 -------          -------
  Income (loss) from continuing operations..................         123             (231)
                                                                 -------          -------
  Adjustments to reconcile to net cash flows from continuing operating activities:
      Depreciation of property, plant and equipment.........         136              132
      Amortization of intangibles...........................         110              107
      Deferred income tax provision.........................          34               21
      Extraordinary loss on early extinguishment of debt....          --              428
      Restructuring credit..................................         (27)              --
      Restructuring payments................................         (38)             (41)
      Accounts receivable, net..............................          66                2
      Inventories...........................................         (69)             (86)
      Accounts payable and accrued liabilities, including
        income taxes........................................        (223)            (338)
      Other, net............................................          19               24
                                                                 -------          -------
        Total adjustments...................................           8              249
                                                                 -------          -------
    Net cash flows from continuing operating activities.....         131               18
    Net cash flows from discontinued operations.............          --            2,284
                                                                 -------          -------
    Net cash flows from operating activities................         131            2,302
                                                                 -------          -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................         (82)             (99)
  Purchases of financial investments, net of maturities.....           2             (114)
  Proceeds from sale of assets..............................          14               14
  Investment in Finalrealm transactions.....................         (55)              --
  Repurchases of Nabisco Holdings' Class A common stock.....         (13)             (12)
  Proceeds from exercise of Nabisco Holdings' Class A common
    stock options...........................................          20                7
                                                                 -------          -------
    Net cash flows (used in) investing activities...........        (114)            (204)
                                                                 -------          -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net borrowings (repayments) of long-term debt.............           2             (115)
  Increase in notes payable.................................          23              181
  Dividends paid on common and preferred stock..............         (99)            (583)
  Repurchase/redemption of trust preferred securities.......          --           (1,265)
  Repurchase of ESOP preferred stock........................          --             (202)
  Other, net................................................           7               63
                                                                 -------          -------
    Net cash flows (used in) financing activities...........         (67)          (1,921)
                                                                 -------          -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          (2)              (6)
                                                                 -------          -------
    Net change in cash and cash equivalents.................         (52)             171
Cash and cash equivalents at beginning of period............         254              112
                                                                 -------          -------
Cash and cash equivalents at end of period..................     $   202          $   283
                                                                 =======          =======
Income taxes paid, net of refunds...........................     $    27          $   223
Interest paid...............................................     $   143          $   191

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                              --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $   202            $   254
  Short-term investments....................................           9                  6
  Accounts receivable, net..................................         520                681
  Deferred income taxes.....................................          96                114
  Inventories...............................................         905                898
  Prepaid expenses and other current assets.................          82                 79
  Net assets of businesses held for sale....................         274                 --
                                                                 -------            -------
      TOTAL CURRENT ASSETS..................................       2,088              2,032
                                                                 -------            -------
Property, plant and equipment, net..........................       2,923              3,089
Trademarks, net.............................................       3,372              3,443
Goodwill, net...............................................       3,014              3,159
Other assets and deferred charges...........................         315                238
                                                                 -------            -------
                                                                 $11,712            $11,961
                                                                 =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $    45            $    39
  Account payable...........................................         379                642
  Accrued liabilities.......................................       1,023              1,056
  Current maturities of long-term debt......................           9                158
  Income taxes accrued......................................         144                107
                                                                 -------            -------
      TOTAL CURRENT LIABILITIES.............................       1,600              2,002
                                                                 -------            -------
Long-term debt (less current maturities)....................       3,977              3,892
Minority interest in Nabisco Holdings.......................         785                763
Other noncurrent liabilities................................         782                768
Deferred income taxes.......................................       1,235              1,277
Contingencies (Note 6)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trust holding solely
  junior subordinated debentures*...........................          98                 98
Stockholders' equity:
  Common stock (326,357,077 and 326,146,847 shares issued
    and outstanding at June 30, 2000 and December 31, 1999,
    respectively)...........................................           3                  3
  Paid-in capital...........................................       3,467              3,459
Retained earnings...........................................         168                125
Accumulated other comprehensive income (loss)...............        (300)              (320)
Treasury stock, at cost.....................................        (100)              (100)
Other stockholders' equity..................................          (3)                (6)
                                                                 -------            -------
        TOTAL STOCKHOLDERS' EQUITY..........................       3,235              3,161
                                                                 -------            -------
                                                                 $11,712            $11,961
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

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -- INTERIM REPORTING AND RESULTS OF OPERATIONS

GENERAL

    The consolidated condensed financial statements include the accounts of Nabisco Group Holdings Corp. ("NGH"), and its majority-owned subsidiaries, including 80.5% of Nabisco Holdings Corp. ("Nabisco Holdings") and its wholly-owned subsidiary, Nabisco, Inc. ("Nabisco").

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

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

BUSINESS DISPOSALS

    In April 2000, Nabisco joined a consortium of investors, Finalrealm Limited ("Finalrealm"), that acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company. At that time, Nabisco invested approximately $45 million of cash to an affiliate of Finalrealm. In July 2000, Nabisco sold its operations in Spain, Portugal and the Middle East, which included
$10 million of cash and cash equivalents, to an affiliate of Finalrealm and agreed to pay an additional $41 million of cash to Finalrealm. In exchange for the total cash consideration and businesses sold, Nabisco received mandatorily redeemable discounted preferred stock and warrants valued at approximately
$277 million. The preferred stock is convertible into common equity upon the future exercise of the warrants. These securities are being accounted for on a cost basis. The sale of operations resulted in the recognition of a pre-and-after-tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. The net assets of these operations are presented as net assets of businesses held for sale as of June 30, 2000, in the Consolidated Condensed Balance Sheet. In 1999, these operations had annual net sales of approximately $290 million.

BUSINESS ACQUISITIONS

    In July 2000, Nabisco acquired UB's operations in China, Hong Kong and Taiwan for approximately $99 million as part of its agreement to join the consortium of investors discussed above. In 1999, these operations had annual net sales of approximately $66 million.

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc. As of June 30, 2000, the purchase price allocation was completed and resulted in goodwill of $106 million.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. NGH will adopt SFAS 133, as amended, on January 1, 2001 but has not yet determined the impact that such adoption or subsequent application will have on its financial position or results of operations.

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. NGH is required to adopt SAB No. 101 in the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when certain revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. NGH has determined that the impact of adoption or subsequent application of SAB No. 101 will not have a material effect on its financial position or result of operations.

1998 RESTRUCTURING CHARGES

    In the second and fourth quarters of 1998, Nabisco recorded restructuring charges of $406 million ($216 million after tax, net of minority interest) and $124 million ($75 million after tax, net of minority interest), respectively. In the second quarter of 2000, Nabisco recorded a net reduction of $27 million in the previously recorded restructuring expense due to higher than anticipated proceeds from assets sold and lower than anticipated spending primarily in severance programs. This restructuring credit combined with the $67 million net restructuring credit recorded in 1999 resulted in a total net charge for the 1998 restructuring programs of $436 million ($238 million after tax, net of minority interest). These restructuring programs were undertaken to streamline operations and improve profitability and have resulted in the elimination of approximately 6,900 employee positions.

    The June 1998 program was completed in 1999 and the December 1998 program was completed as of June 30, 2000.

    The key elements of the restructuring programs were:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............     $  37           $  3          $  --         $ --       $  40
Distribution reorganizations.............        16              8              9           --          33
Staff reductions.........................        83             --              3           --          86
Manufacturing costs reduction
  initiatives............................        22             --              8           --          30
Plant closures...........................        46              3            217           15         281
Product line rationalizations............         4              4             20           32          60
                                              -----           ----          -----         ----       -----
    Total 1998 restructuring reserves....       208             18            257           47         530

1999 net restructuring credit............       (50)             1            (14)          (4)        (67)
2000 net restructuring credit............        (4)            (3)           (21)           1         (27)
                                              -----           ----          -----         ----       -----
    Total program reserves...............       154             16            222           44         436
                                              -----           ----          -----         ----       -----
Charges and Payments:
Cumulative through December 31, 1999.....      (132)           (14)          (233)         (35)       (414)
Six months ended June 30, 2000...........       (22)            (2)            11           (9)        (22)
                                              -----           ----          -----         ----       -----
    Total charges and payments, net of
      cash proceeds......................      (154)           (16)          (222)         (44)       (436)
                                              -----           ----          -----         ----       -----
Program reserves as of June 30, 2000.....     $  --           $ --          $  --         $ --       $  --
                                              =====           ====          =====         ====       =====

    The key elements of the restructuring programs, after the restructuring credits of $94 million were:

                                            SEVERANCE       CONTRACT        ASSET      OTHER EXIT
IN MILLIONS                                AND BENEFITS   TERMINATIONS   IMPAIRMENTS     COSTS       TOTAL
-----------                                ------------   ------------   -----------   ----------   --------
Sales force reorganizations..............      $ 16            $ 3           $ --          $--        $ 19
Distribution reorganizations.............        10              4             (2)          --          12
Staff reductions.........................        56              1              3           --          60
Manufacturing costs reduction
  initiatives............................        19             --              8           --          27
Plant closures...........................        51              3            192           15         261
Product line rationalizations............         2              5             21           29          57
                                               ----            ---           ----          ---        ----
    Total restructuring charges..........      $154            $16           $222          $44        $436
                                               ====            ===           ====          ===        ====

    Total charges and payments include cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $130 million, which is comprised of cumulative cash expenditures of $162 million and cumulative cash proceeds of $32 million. For the six months ended June 30, 2000, cash payments, net of cash proceeds totaled $27 million, which is comprised of $38 million of cash expenditures and $11 million of cash proceeds which were applied against the restructuring reserves. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, will be transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $15 million subsequent to June 30, 2000. Cash payments for the six months ended June 30, 2000, exceeded charges and payments, net of cash proceeds, for the six months ended June 30, 2000 due to payments made to satisfy severance and benefit obligations previously committed and charged against the reserves.

NOTE 2 -- CHANGE OF CONTROL

PROPOSED TRANSACTIONS

    On June 25, 2000, the board of directors of NGH approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris Companies, Inc. (the "Nabisco Sale") pursuant to a merger in which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings merger"), and (2) the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. ("RJR") pursuant to a merger in which RJR will acquire all of the outstanding NGH common stock for $30 per share (the "NGH merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of stockholder and regulatory approvals. Completion of the NGH merger is also subject to customary closing conditions, including receipt of stockholder and regulatory approvals and is conditioned on the completion of the Nabisco Sale. There can be no assurance that such approvals will be obtained. The transactions are expected to close during the fourth quarter of 2000.

NGH STOCKHOLDER VOTE REQUIRED TO APPROVE THE NABISCO SALE AND THE NGH MERGER

    The Nabisco Sale requires approval by holders of a majority of the outstanding shares of NGH common stock because the Nabisco Holdings shares constitute substantially all of the assets of NGH. The Nabisco Sale represents approximately $11.728 billion in gross proceeds to NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the Nabisco Sale which generally provides that, subject to receiving approval of the Nabisco Sale from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings merger. The approval by NGH is the only Nabisco Holdings stockholder approval required to complete the Nabisco Holdings merger.

    The NGH merger also requires approval by holders of a majority of the outstanding shares of NGH common stock.

NOTE 3 -- INVENTORIES

    The major classes of inventory are as follows:

                                                              JUNE 30,        DECEMBER 31,
IN MILLIONS                                                     2000              1999
-----------                                                   --------        ------------
Finished products...........................................    $508              $551
Raw materials...............................................     246               199
Work in process.............................................      46                45
Other.......................................................     105               103
                                                                ----              ----
                                                                $905              $898
                                                                ====              ====

NOTE 4 -- NET INCOME PER SHARE

                                                   THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------------   -----------------------------------------
                                                   2000                  1999                  2000                  1999
                                            -------------------   -------------------   -------------------   -------------------
                                             BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                            --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing operations
  applicable to common stock:
  Income from continuing operations.......  $    76    $    76    $    38    $    38    $   123    $   123    $    48    $    48
  Preferred stock dividends...............       --         --         (4)        (4)        --         --         (8)        (8)
                                            -------    -------    -------    -------    -------    -------    -------    -------
                                            $    76    $    76    $    34    $    34    $   123    $   123    $    40    $    40
                                            =======    =======    =======    =======    =======    =======    =======    =======
Weighted average number of common and
  common equivalent shares outstanding (in
  thousands):
  Common shares...........................  325,853    325,853    324,769    324,769    325,808    325,808    324,411    324,411
  Assumed exercise of NGH's stock
    options...............................       --      1,929         --        347         --        989         --        298
                                            -------    -------    -------    -------    -------    -------    -------    -------
                                            325,853    327,782    324,769    325,116    325,808    326,797    324,411    324,709
                                            =======    =======    =======    =======    =======    =======    =======    =======

    Common shares exclude 179,500 and 949,100 shares of restricted stock as the vesting provisions had not been met at June 30, 2000 and 1999, respectively.

NOTE 5 -- SEGMENT REPORTING

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

    NGH's management evaluates the performance and allocates resources based upon operating company contribution ("OCC"). OCC for each reportable segment is operating income before amortization of intangibles and exclusive of a restructuring credit, loss on sale of businesses and restructuring-related expenses.

                                                       THREE MONTHS             SIX MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                   ---------------------   ---------------------
IN MILLIONS                                          2000        1999        2000        1999
-----------                                        --------   ----------   --------   ----------
Net sales from external customers:
  Nabisco Biscuit Company........................  $   936     $   897     $ 1,817     $ 1,764
  Nabisco Foods Company..........................      733         547       1,364         982
  International Food Group.......................      589         579       1,146       1,132
                                                   -------     -------     -------     -------
      Total......................................  $ 2,258     $ 2,023     $ 4,327     $ 3,878
                                                   =======     =======     =======     =======
Segment operating company contribution:
  Nabisco Biscuit Company........................  $   146     $   129     $   278     $   250
  Nabisco Foods Company..........................      106          73         171         122
  International Food Group.......................       39          48          72          80
  Other..........................................       (6)         --         (10)         --
                                                   -------     -------     -------     -------
Total segment operating company contribution.....      285         250         511         452
Restructuring-related expenses...................       --         (19)         --         (34)
Loss on sale of businesses.......................      (18)         --         (18)         --
Restructuring credit.............................       27          --          27          --
Amortization of trademarks and goodwill..........      (55)        (54)       (110)       (107)
                                                   -------     -------     -------     -------
Consolidated operating income....................      239         177         410         311
Interest and debt expense........................      (75)        (90)       (147)       (188)
Other income (expense), net......................       (2)         --          (4)        (10)
                                                   -------     -------     -------     -------
Income before income taxes.......................  $   162     $    87     $   259     $   113
                                                   =======     =======     =======     =======

NOTE 6 -- CONTINGENCIES

TOBACCO LITIGATION

    As of August 7, 2000, NGH was a defendant in 41 lawsuits arising out of its now severed relationship with the tobacco business conducted by its former subsidiary, R. J. Reynolds Tobacco Company ("Reynolds Tobacco") or its subsidiaries. During the second quarter of 2000, NGH was served with 15 new tobacco related cases but was voluntarily dismissed from 3 cases. Since the close of the second quarter, NGH has been dropped from 8 additional cases. These tobacco related cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes. None of these cases is scheduled for trial in 2000.

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

    In addition, as of August 7, 2000, NGH was a defendant in 18 anti-trust cases along with a number of cigarette manufacturers and their present or former parent companies in various state courts. NGH has been named in an additional 14 such cases, but has not been, and does not expect to be served. NGH and other parent or former parent companies were voluntarily dismissed from all the antitrust cases previously pending against them in federal courts and plaintiffs in all but one of the remaining state court cases are currently considering taking similar action. These cases, all of which seek to be certified as class actions, allege violations of state and/or federal anti-trust law and are brought by plaintiffs who claim to represent direct purchasers, indirect purchasers and retail purchasers of cigarettes.

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

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal court of appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs have filed a notice of appeal.

    NGH's litigation defense costs as well as any liabilities it might incur as a result of the cases pending against it are to be paid by RJR and Reynolds Tobacco under the indemnification provisions of an agreement between NGH, RJR and Reynolds Tobacco. NGH's cost of defense, as well as any liabilities incurred as a result of the cases brought by plaintiffs based on sales of cigarettes outside the United States, are generally also subject to an indemnity from Japan Tobacco Inc. ("Japan Tobacco") as provided under the sale agreement among Japan Tobacco, Reynolds Tobacco and RJR. If RJR and Reynolds Tobacco and Japan Tobacco cannot fulfill their respective indemnity obligations, NGH could be required to make the relevant payments itself.

    In addition to the cases pending against NGH, there are several hundred lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. One Florida class action case, in which Reynolds Tobacco is a defendant, ENGLE VS. R.J. REYNOLDS TOBACCO COMPANY, is being tried in several phases. The jury, on July 7, 1999, found against Reynolds Tobacco and the other cigarette company defendants in the first phase which included issues of liability, general causation and entitlement to punitive damages. The second phase, considering the claims of class representatives, was completed on April 7, 2000 with an award of $12.7 million to three class members. The same jury subsequently heard the case for a lump sum award of punitive damages and on July 14, 2000 awarded $145 billion against the defendants as a group of which $36.3 billion was allotted to Reynolds Tobacco. The defendants, including Reynolds Tobacco, on July 24, 2000 filed numerous post-verdict motions, including motions for a new trial and to reduce the punitive damages verdict. Under the trial plan, the third phase will address all other class members' claims in individual trials before separate juries.

    Reynolds Tobacco expects to appeal the decisions of the Florida court and does not believe that any payment of damages should be required until the end of the trial and appellate process. It is possible, however, that defendants will be required to post a bond in order to file their appeals. A recently enacted Florida statute should limit the amount of such a bond to $100 million per defendant, although it is possible that plaintiffs will challenge the validity of this legislative limitation. Defendants have removed the case to federal court which is currently considering whether to retain jurisdiction over the case or remand it back to the Florida state court where it was pending. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in ENGLE or any other of these cases pending against them, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of NGH's financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales and operating company contribution and operating income. The sales section includes information as reported in the historical financial statements, followed by management's discussion and analysis of these results. The operating income and operating company contribution section provides a reconciliation of operating income to operating company contribution, which excludes amortization of trademarks and goodwill and special items that management believes impact the comparability of historical results. This is followed by management's discussion and analysis of operating company contribution ("OCC") which is presented on a basis consistent with how the businesses are managed. Special items include a restructuring credit, loss on sale of businesses and restructuring-related expenses that management believes affect the comparability of the results of operations. OCC should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of NGH's financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

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

NET SALES

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
  Nabisco Biscuit Company................   $  936     $  897       4%       $1,817     $1,764       3%
  Nabisco Foods Company..................      733        547      34%        1,364        982      39%
  International Food Group...............      589        579       2%        1,146      1,132       1%
                                            ------     ------                ------     ------
  Total..................................   $2,258     $2,023      12%       $4,327     $3,878      12%
                                            ======     ======                ======     ======

    - Nabisco Biscuit Company's net sales increased 4% in the second quarter and 3% in the first six months versus the same prior year periods. The increase in both periods resulted from the continued momentum in volume growth from its cookie and cracker brands. These volume gains were driven by new products, increased marketing investment and the increasing efficiency and effectiveness of Biscuit's reorganized direct store delivery sales force. Several discontinued breakfast food and snack products partially offset the improvements in both periods.

    - Nabisco Foods Company's net sales increased 34% in the second quarter and 39% in the first six months versus the same prior year periods. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite Brands' business, net sales grew 8% and 10%, over the respective prior year periods. Volume gains from nuts, confections, pet snacks and condiments, as well as the impact of several new products, continued to drive growth in both periods.

    - International Food Group's net sales increased 2% in the second quarter and 1% in the first six months versus the same prior year periods. Excluding the impact of unfavorable foreign currency translations, International's net sales increased 5% and 4% over the same prior year periods. The second quarter increase was primarily due to volume gains in the Andean region, Canada and Argentina and favorable pricing actions in Brazil, Mexico and the Caribbean region partially offset by volume declines in Mexico and Iberia. The sales increase in the first six months reflects volume gains in the Andean region, Asia, and Argentina and price increases in Brazil, the Caribbean region and Canada. This increase was offset in part by volume declines in Mexico, Brazil and Iberia. The impact of the Canale S.A. acquisition in September 1999 is reflected in Argentina's volume gains for both periods.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

                                                    THREE MONTHS                      SIX MONTHS
                                                   ENDED JUNE 30,                   ENDED JUNE 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
OPERATING INCOME.........................   $  239     $  177        35%     $  410     $  311        32%
                                            ------     ------                ------     ------

ITEMS EXCLUDED FROM OPERATING COMPANY
CONTRIBUTION:

    Amortization of trademarks and
      goodwill...........................      (55)       (54)                 (110)      (107)

Special items:

    Restructuring credit.................       27         --                    27         --
    Loss on sale of businesses...........      (18)        --                   (18)        --
    Restructuring-related expenses.......       --        (19)                   --        (34)
                                            ------     ------                ------     ------
                                               (46)       (73)                 (101)      (141)
                                            ------     ------                ------     ------

OPERATING COMPANY CONTRIBUTION BY
SEGMENT:

  Nabisco Biscuit Company................      146        129        13%        278        250        11%
  Nabisco Foods Company..................      106         73        45%        171        122        40%
  International Food Group...............       39         48      (19)%         72         80      (10)%
  Other..................................       (6)        --        --         (10)        --        --
                                            ------     ------                ------     ------
  Total..................................   $  285     $  250        14%     $  511     $  452        13%
                                            ======     ======                ======     ======

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY
CONTRIBUTION:

    - Nabisco Biscuit Company's operating company contribution increased 13% in the second quarter and 11% in the first six months versus the same prior year periods. Volume gains continued to drive the results, along with reduced raw materials costs. Increased marketing spending and lower breakfast snack volumes partially offset these gains in both periods.

    - Nabisco Foods Company's operating company contribution increased 45% in the second quarter and 40% in the first six months versus the same prior year periods. The results were primarily due to strong volume gains partially offset by increased marketing spending. The addition of Favorite Brands' business contributed 11 percentage points and 9 percentage points to the second quarter and first six months increases, respectively.

    - International Food Group's operating company contribution decreased 19% in the second quarter and 10% in the first six months versus the same prior year periods. The second quarter decrease was primarily due to increased marketing investments in Brazil, Canada and Asia and volume declines in Mexico and Iberia, as well as higher costs in Iberia. Partially offsetting this decrease were favorable pricing actions in Mexico and the Caribbean region and higher volumes in the Andean region and Canada. The first six months' performance principally reflects increased marketing spending in Canada, Asia and Brazil, lower volumes in Mexico and Iberia, and higher costs in Iberia. This decrease was offset in part by volume gains in the Andean region, Asia and Argentina and price increases in the Caribbean region and Canada.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $75 million and $147 million for the second quarter and first six months of 2000 decreased 17% and 22%, respectively, from the same 1999 periods primarily due to the repurchase and redemption of trust preferred securities in May of 1999. Increased interest expense on debt partially offset this decrease due to higher average interest rates and higher average debt levels.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $2 million expense and $4 million expense for the second quarter and first six months of 2000 compared to zero and $10 million expense in the same 1999 periods. The second quarter comparison primarily reflects increased financing costs and lower interest income partially offset by higher dividend income. The first six months comparison primarily reflects lower foreign exchange losses and higher interest income in 2000.

DISCONTINUED OPERATIONS

    Total income from discontinued operations was $2.9 billion and $3.0 billion in the second quarter and first six months of 1999, respectively. Discontinued operations represent the results from tobacco businesses and RJR Nabisco, Inc.'s corporate headquarters' expenses prior to the sale in 1999 of the international tobacco business and subsequent spin-off to shareholders of the domestic tobacco business.

NET INCOME

    Nabisco Group Holdings' net income of $76 million and $123 million for the second quarter and first six months of 2000 compared with net income of $2.69 billion and $2.76 billion for the same 1999 periods. Both periods reflect the absence in 2000 of income from operations of discontinued businesses and an increased provision for income taxes partially offset by higher operating income, lower interest and debt expense and lower other expenses.

COMPREHENSIVE INCOME

    Comprehensive income was $93 million income and $143 million income for the second quarter and first six months of 2000 versus income of $2.9 billion in both comparable 1999 periods. The second quarter decrease primarily reflects lower net income, a decrease in the reclassification of cumulative translation losses related to businesses sold and foreign currency translation losses in 2000 versus foreign currency translation gains in 1999. The six month decrease is primarily due to lower net income and a decrease in the reclassification of cumulative translation losses related to businesses sold partially offset by lower foreign currency translation losses.

RESTRUCTURING

    Savings objectives set in Nabisco's 1998 restructuring programs are on target. As of June 30, 2000, the 1998 restructuring programs are complete. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and are expected to be approximately $145 million annually including cash savings of $135 million in 2001 and thereafter. In the second quarter of 2000, Nabisco recorded a net restructuring credit of $27 million in addition to the $67 million net restructuring credit recorded in 1999. These net credits reduced the restructuring charges to $436 million. Cumulative cash expenditures, net of cash proceeds, to date have totaled
$130 million with $27 million expended in the first six months of 2000. Cumulative cash payments, net of cash proceeds is comprised of $162 million in cash payments and cumulative cash proceeds of $32 million. For the six months ended June 30, 2000, cash payments, net of cash proceeds is comprised of $38 million of cash expenditures and $11 million of cash proceeds. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, will be transacted after the program completion dates. This is expected to result in a net cash inflow of approximately
$15 million subsequent to June 30, 2000. For a further discussion of the restructuring programs, see Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from continuing operating activities amounted to $131 million for the first six months of 2000 compared to $18 million for the first six months of 1999. The increase in net cash flows from continuing operating activities primarily reflects income from continuing operations in 2000 compared to a loss from continuing operations in 1999 and lower working capital requirements partially offset by the absence of an extraordinary loss on the early extinguishment of debt in 2000.

    Cash flows used in investing activities for the first six months of 2000 decreased $90 million from the first six months of 1999 to $114 million, primarily due to maturities of financial investments in 2000 compared to net purchases of financial investments in 1999, lower capital expenditures and increased proceeds from the exercise of Nabisco Holdings' common stock options partially offset by the investment in Finalrealm transactions.

    Capital expenditures were $82 million in the first six months of 2000. Management expects that capital expenditures for 2000 will be approximately $250 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows used in financing activities were $67 million for the first six months of 2000, a decrease of $1.9 billion from the first six months of 1999. The decrease was principally due to the absence of trust preferred securities and ESOP preferred stock purchases and redemptions in 2000 and lower dividends paid on common and preferred stock. The significant cash flows used in financing activities were sourced from cash inflows resulting from the sale of the international tobacco business in the second quarter of 1999.

    As of June 30, 2000, Nabisco's $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day
$1.1 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.06 billion, and accordingly, approximately $41 million was available.

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

    The Nabisco Holdings merger agreement with Philip Morris Companies, Inc. dated as of June 25, 2000 requires Nabisco Holdings to conduct its business in the ordinary course consistent with past practice and limits the ability of Nabisco Holdings and its subsidiaries to incur indebtedness, acquire, sell or dispose of certain assets and securities, and take certain other actions. Similarly, the NGH merger agreement with RJR dated as of June 25, 2000, requires NGH to conduct its business in the ordinary course consistent with past practice and limits the ability of NGH to incur indebtedness, acquire, sell or dispose of certain assets and securities, and take certain other actions.

    At June 30, 2000, NGH's total debt (notes payable and long-term debt, including current maturities and mandatorily redeemable preferred securities) and total capital (total debt and stockholders' equity) amounted to approximately $4.1 billion and $7.4 billion, respectively, of which total debt is lower by approximately $58 million and total capital is higher by $16 million than at December 31, 1999, NGH's ratios of total debt to stockholders' equity and total debt to total capital were 1.28 to 1 and .56 to 1, respectively.

    NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. There are no restrictions on the payment of Nabisco Holdings' customary quarterly dividend under the terms of the terms of the Nabisco Holdings' merger agreement with Philip Morris Companies, Inc. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share on NGH's 213,250,000 shares of Nabisco Holdings' stock would yield an annual dividend of approximately $0.49 per share on the 326,357,077 shares of NGH stock outstanding on June 30, 2000.

CHANGE OF CONTROL

PROPOSED TRANSACTIONS

    On June 25, 2000, the board of directors of NGH approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris Companies, Inc. (the "Nabisco Sale") pursuant to a merger in which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings merger"), and (2) the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. ("RJR") pursuant to a merger in which RJR will acquire all of the outstanding NGH common stock for $30 per NGH share (the "NGH merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of stockholder and regulatory approvals. Completion of the NGH merger is also subject to customary closing conditions, including receipt of stockholder and regulatory approvals and is conditioned on the completion of Nabisco Sale. There can be no assurance that such approvals will be obtained. The transactions are expected to close during the fourth quarter of 2000.

NGH STOCKHOLDER VOTE REQUIRED TO APPROVE THE NABISCO SALE AND THE NGH MERGER

    The Nabisco Sale requires approval by holders of a majority of the outstanding shares of NGH common stock because the Nabisco Holdings' shares constitute substantially all of the assets of NGH. The Nabisco Sale represents approximately $11.728 billion in gross proceeds to NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the Nabisco Sale which generally provides that, subject to receiving approval of the Nabisco Sale from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings' merger. The approval by NGH is the only Nabisco Holdings' stockholder approval required to complete the Nabisco Holdings' merger.

    The NGH merger also requires approval by holders of a majority of the outstanding shares of NGH common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Nabisco is exposed to market risk in the areas of foreign currency exchange rates, interest rates and commodity prices. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of market risk sensitive financial instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by Nabisco, nor does it consider the potential effect of favorable changes in market factors.

INTEREST RATE EXPOSURE

    The VaR, which is the potential loss in fair value of financial instruments resulting from Nabisco's exposure to changing interest rates, was $174 million after tax, net of minority interest at June 30, 2000, a decrease of $4 million from the December 31, 1999 amount.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in earnings, before taxes and minority interest of $36 million at June 30, 2000, an increase of $6 million from the December 31, 1999 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair value or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 6 to the Consolidated Condensed Financial Statements contains forward-looking statements concerning, among other things, the amount of savings from the restructuring program, the level of future capital expenditures, the level of dividends and litigation. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Group Holdings' subsidiaries do business, the effects of currency fluctuations, the effects of government regulation and the status of litigation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    NGH has been named as a defendant in a number of lawsuits (41 as of August 7, 2000) as a result of its now severed relationship with the tobacco business conducted by Reynolds Tobacco or its subsidiaries. For information about this litigation see Note 6 to the Consolidated Condensed Financial Statements.

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

OTHER LITIGATION

    During the week of June 26, 2000, two actions were filed in the Court of Chancery for the State of Delaware and one action was filed in the Chancery Division of the Superior Court of New Jersey, in each case by alleged common stockholders of NGH on behalf of a purported class of similarly situated NGH stockholders. The actions are styled ALFONSE MAYER, ET AL. V. NABISCO GROUP HOLDINGS CORPORATION, ET AL., C.A. 18126, HARRIET RAND, ET AL. V. NABISCO GROUP HOLDINGS CORPORATION, ET AL., C.A. 18129NC, AND MARK SCHNEIDER V. STEVEN F. GOLDSTONE, ET AL., DOCKET NO. L-2028-00. The complaints in the actions name as defendants NGH and the members of its Board of Directors, and allege that the NGH directors breached their fiduciary duties to NGH stockholders by agreeing to the NGH merger and by allegedly failing to obtain the highest value for NGH stockholders in the NGH merger. The complaints seek injunctive relief and monetary damages in an unspecified amount. Defendants believe that the claims are without merit and intend to defend the actions vigorously. None of these complaints challenges the validity or fairness of the Nabisco Holdings' merger or seeks injunctive relief or monetary damages in connection with the Nabisco Holdings' merger.

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

    (a) Election of Twelve Directors

NAME                                                          VOTES FOR    VOTES WITHHELD
----                                                         -----------   --------------
John T. Chain, Jr. ........................................  281,014,732     19,325,726
Julius L. Chambers.........................................  281,032,413     19,308,045
John L. Clendenin..........................................  281,934,980     19,405,478
Steven F. Goldstone........................................  280,865,642     19,474,816
Ray J. Groves..............................................  280,952,377     19,388,081
David B. Jenkins...........................................  279,716,734     20,623,724
Nancy Karch................................................  279,897,120     20,353,338
James M. Kilts.............................................  281,057,355     19,283,103
Fred H. Langhammer.........................................  281,065,202     19,275,256
H. Eugene Lockhart.........................................  279,640,098     20,700,360
Theodore E. Martin.........................................  281,028,259     19,312,199
Rozanne L. Ridgway.........................................  280,923,439     19,417,019

    (b) Ratification of appointment of Deloitte & Touche LLP as independent auditors.

For:........................................................  298,597,320
Against:....................................................      582,517
Abstain:....................................................    1,160,621

    (c) Stockholder Proposal on Financial and Social Accountability in Executive Compensation

For:........................................................   10,057,279
Against:....................................................  183,678,118
Abstain:....................................................   20,754,328
Non-Votes:..................................................   85,850,733

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 2 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., and RJR Acquisition Corp. (which is incorporated by reference to Annex C to the Preliminary
        Proxy Statement on Schedule 14A filed on July 21, 2000).

10.1 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Holdings Corp., Philip Morris Companies Inc., and Strike Acquisition Corp. (which is incorporated by reference to Annex A to the Preliminary Proxy Statement on
        Schedule 14A filed on July 21, 2000).

10.2 Voting and Indemnity Agreement dated as of June 25, 2000 between Nabisco Group Holdings Corp., Philip Morris
        Companies Inc., and Nabisco Holdings Corp (which is incorporated by reference to Annex B to the Preliminary
        Proxy Statement on Schedule 14A filed on July 21, 2000).

10.3* Amendment to Form of Non-Qualified Stock Option Agreement between Nabisco Group Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants).

10.4*   Amendment to Form of Restricted Stock Unit Agreement between
        Nabisco Group Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants).

10.5* Amendment to Tax Sharing Agreement dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds
        Tobacco Company.

12.1*   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Combined Fixed Charges and Preferred Stock
        Dividends/Deficiency in the Coverage of Combined Fixed
        Charges and Preferred Stock Dividends by Earnings Before
        Fixed Charges for the six months ended June 30, 2000.

12.2*   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Fixed Charges/ Deficiency in the Coverage of
        Fixed Charges By Earnings Before Fixed Charges for the six months ended June 30, 2000.

27* Nabisco Group Holdings Corp. Financial Data Schedule for the six months ended June 30, 2000.

------------------------

   *Filed herewith

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

                                              NABISCO GROUP HOLDINGS CORP.
                                              (Registrant)

                                                                /s/ JAMES E. HEALEY
                                                   ---------------------------------------------
                                              James E. Healey
                                              Senior Vice President and Chief Financial Officer

Date: August 14, 2000                                           /s/ THOMAS J. PESCE
                                                   ---------------------------------------------
                                              Thomas J. Pesce
                                              Senior Vice President and Controller