Form 10-K405/A
period 1999-12-31
NABISCO GROUP HOLDINGS CORP
filed 2000-09-27
CIK 847903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                         --------
PART I

Item 1.    Business....................................................      1

               (a) General Development of Business.....................      1

               (b) Financial Information about Industry Segments.......      2

               (c) Narrative Description of Business...................      2

                     Other Matters.....................................      6

               (d) Financial Information about Foreign and Domestic
                     Operations........................................      6

Item 2.    Properties..................................................      6

Item 3.    Legal Proceedings...........................................      7

Item 4.    Submission of Matters to a Vote of Security Holders.........      7

           Executive Officers of the Registrants.......................      8

PART II

Item 5.    Market for Registrants' Common Equity and Related
             Stockholder Matters.......................................      9

Item 6.    Selected Financial Data.....................................     11

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     12

Item 7a.   Quantitative and Qualitative Disclosures About Market
             Risk......................................................     21

Item 8.    Financial Statements and Supplementary Data.................     23

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     23

PART III

Item 10.   Directors and Executive Officers of the Registrants.........     23

Item 11.   Executive Compensation......................................     23

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     24

Item 13.   Certain Relationships and Related Transactions..............     24

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K..................................................     29

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
                                              and President of Nabisco Biscuit Company since February
                                              1998; prior thereto President of Pillsbury North America,
                                              November 1996-January 1998; President of Pillsbury
                                              Specialty Brands, February 1995-November 1996; Senior Vice
                                              President-Sales & Customer Service of Kraft Foods, May
                                              1994-February 1995.
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

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------
IN MILLIONS, EXCEPT PER SHARE AMOUNTS                           1999       1998       1997       1996       1995
-------------------------------------                         --------   --------   --------   --------   --------
RESULTS OF OPERATIONS
  Net sales.................................................  $ 8,268    $ 8,400    $ 8,734    $ 8,889    $ 8,294
                                                              -------    -------    -------    -------    -------
  Cost of products sold.....................................    4,502      4,683      4,950      5,226      4,776
  Selling, advertising, administrative and general
    expenses................................................    2,751      2,670      2,469      2,528      2,389
  Amortization of trademarks and goodwill...................      213        221        226        228        227
  Restructuring charges (credits)...........................      (67)       530         --        428         --
                                                              -------    -------    -------    -------    -------
    Operating income........................................      869        296      1,089        479        902
  Interest and debt expense.................................     (324)      (401)      (421)      (424)      (376)
  Other income (expense), net...............................      (19)       (29)       (32)       (31)       (15)
                                                              -------    -------    -------    -------    -------
    Income (loss) before income taxes.......................      526       (134)       636         24        511
  Provision (benefit) for income taxes......................      201         (2)       257         62        208
                                                              -------    -------    -------    -------    -------
    Income (loss) from continuing operations before minority
      interest..............................................      325       (132)       379        (38)       303
  Less minority interest in income (loss) of Nabisco
    Holdings................................................       70        (14)        84          3         59
                                                              -------    -------    -------    -------    -------
  Income (loss) from continuing operations..................      255       (118)       295        (41)       244
  Discontinued operations:
    Income (loss) from operations of discontinued
      businesses, net of income taxes.......................       24       (459)       107        652        383
    Gain on sale of discontinued business, net of income
      taxes.................................................    2,970         --         --         --         --
                                                              -------    -------    -------    -------    -------
    Income (loss) before extraordinary items................    3,249       (577)       402        611        627
  Extraordinary items - loss on early extinguishment of
    debt, net of income taxes and minority interest.........     (281)        --        (21)        --        (16)
                                                              -------    -------    -------    -------    -------
    Net income (loss).......................................  $ 2,968    $  (577)   $   381    $   611    $   611
                                                              =======    =======    =======    =======    =======
PER SHARE DATA
  Net income (loss) per common share - basic:
    Income (loss) from continuing operations................  $   .76    $  (.49)   $   .78    $  (.26)   $   .41
    Income (loss) from discontinued operations..............     9.21      (1.42)       .33       2.01       1.18
    Extraordinary items.....................................     (.86)        --       (.06)        --       (.05)
                                                              -------    -------    -------    -------    -------
      Net income (loss).....................................  $  9.11    $ (1.91)   $  1.05    $  1.75    $  1.54
                                                              =======    =======    =======    =======    =======
  Net income (loss) per common share - diluted:
    Income (loss) from continuing operations................  $   .75    $  (.49)   $   .76    $  (.26)   $   .41
    Income (loss) from discontinued operations..............     9.21      (1.42)       .33       2.01       1.17
    Extraordinary items.....................................     (.86)        --       (.06)        --       (.05)
                                                              -------    -------    -------    -------    -------
      Net income (loss).....................................  $  9.10    $ (1.91)   $  1.03    $  1.75    $  1.53
                                                              =======    =======    =======    =======    =======
  Dividends declared per common share.......................  $  1.27    $  2.05    $  2.05    $  1.85    $  1.50
  Dividends declared per share--Series C preferred stock....       --         --    $  2.25    $  6.01    $  6.01
BALANCE SHEET DATA (AT END OF PERIOD)
  Working capital...........................................  $    30    $ 6,309    $   508    $   445    $   436
  Total assets..............................................   11,961     17,845     19,832     20,574     20,811
  Total debt................................................    4,187      5,132      5,488      5,442      5,409
  Stockholders' equity......................................    3,161      8,014      9,631     10,148     10,329

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

    Nabisco maintains an arrangement to sell for cash substantially all of its eligible domestic trade accounts receivable to a financial institution pursuant to a purchase and sale agreement. Eligible accounts are sold on a daily basis. The maximum amount of outstnding eligible trade accounts receivable sold at any time is $400 million. The current agreement will expire in October 2001. The weighted-average discount rates were 5.6%, 5.8% and 5.8% for the three years ended December 31, 1999, 1998 and 1997, respectively. These rates were based upon the financial institution's commercial paper borrowing rate plus participation fees of approximately 0.3% which are adjusted annually. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries. Eligible trade accounts receivable balances sold were $260 million and $381 million as of December 31, 1999 and 1998, respectively.

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

    Nabisco estimates its market risk due to changes in foreign currency rates, interest rates and commodity prices utilizing financial models called Value at Risk ("VaR"). Nabisco employs a variance/ co-variance approach to its calculation of VaR, which is a statistical measure of the potential loss in terms of fair value, cash flows or earnings of market risk sensitive instruments over a one-year horizon using a 95% confidence interval for changes in market rates and prices. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/gamma method to approximate the financial return.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Refer to the Index to Financial Statements and Financial Statement Schedules on page 31 for the required information.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                        RELATIONSHIP BETWEEN NGH AND RJR

    This section describes the primary agreements between NGH and RJR that define the ongoing relationship between them and their subsidiaries and affiliates after the spin-off on June 14, 1999 to NGH stockholders of shares in RJR and provided for an orderly separation of the two companies. The following descriptions of the distribution agreement, the intercompany services agreement and the tax sharing agreement summarize the material terms of those agreements. If there is a discrepancy between this summary and those agreements, you should rely on the information in those agreements. All stockholders should read those agreements, forms of which NGH has filed as exhibits to RJR's Registration Statement on Form 8-A dated May 19, 1999. See Note 2 to the Consolidated Financial Statements regarding the spin-off.

DISTRIBUTION AGREEMENT

    NGH entered into a distribution agreement with RJR and Reynolds Tobacco as of May 12, 1999. The distribution agreement provided for the principal corporate transactions and procedures for separating the food and tobacco businesses and the spin-off. The distribution agreement also defines the relationship between NGH, RJR and Reynolds Tobacco after the spin-off with respect to, among other things, indemnification arrangements, restrictions on RJR's ability to engage in specified transactions, and employee benefit arrangements.

    INDEMNIFICATION

    In the distribution agreement, each of RJR and Reynolds Tobacco has agreed, jointly and severally, to indemnify NGH, Nabisco Holdings, Nabisco Holdings' subsidiaries and those entities' directors, officers and employees fully against the following liabilities:

    - All liabilities, other than for taxes (which are covered by the tax sharing agreement described below), that arise out of any claim which may at any time be made that:

       - is, in whole or in part, based on the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding, any tobacco products; or

       - seeks to impose liability on RJR or NGH on the grounds that any liability of Reynolds Tobacco or any of its subsidiaries that is based on an action described immediately above is enforceable against or recoverable from RJR or NGH;

    - All liabilities, other than for taxes (which are covered by the tax sharing agreement described below) and those tobacco-related liabilities described above, that in any way relate to (1) RJR, its subsidiaries or NGH, but only as to NGH with respect to matters and conduct occurring or arising on or before the spin-off or (2) the tobacco business, or the ownership or use of property in connection with that business;

    - All liabilities for the fees, costs, expenses and transfer taxes to be borne by RJR in connection with the transfer of its approximately 80.5% interest in Nabisco Holdings to NGH and the spin-off;

    - All liabilities arising from any breach by RJR or its subsidiaries of any obligation under the distribution agreement or the other agreements relating to the spin-off, other than the tax sharing agreement, and

    - Various liabilities under the federal securities laws, including those arising in connection with the information contained in filings made under the federal securities laws by NGH or Nabisco Holdings, to the extent that the information is (1) related primarily to the tobacco business, if before the distribution date or (2) based upon information furnished to NGH or Nabisco Holdings by RJR or its subsidiaries or incorporated by reference by either of those parties from any SEC filings made by RJR or its subsidiaries, if after the June 14, 1999 distribution date for the spin-off.

    In the distribution agreement, NGH has agreed to indemnify RJR, its subsidiaries and those entities' directors, officers and employees fully against the following liabilities:

    - All liabilities, other than any for taxes (which are covered by the tax sharing agreement described below), whenever arising, that in any way relate to (1) any of Nabisco Holdings, Nabisco Holdings' subsidiaries or NGH, but only as to NGH with respect to matters and conduct occurring or arising at any time after the spin-off or (2) the food business, or the ownership or use of property in connection with that business;

    - All liabilities arising from any breach by NGH, Nabisco Holdings or Nabisco Holdings' subsidiaries of any obligation under the distribution agreement or any of the other agreements relating to the spin-off, other than the tax sharing agreement; and

    - Various liabilities under the federal securities law, including those arising in connection with the information contained in filings made under the federal securities laws by RJR, to the extent that the information is
      (1) related primarily to the food business, if before the distribution date, or (2) based upon information furnished to RJR by NGH, Nabisco Holdings or any of its subsidiaries or incorporated by reference by RJR or its subsidiaries from any SEC filings made by NGH, Nabisco Holdings or any of Nabisco Holdings' subsidiaries, if after the distribution date.

    The distribution agreement also includes procedures for notice and payment of indemnification claims. Any indemnification under the indemnities described above is to be paid net of any tax benefit to the indemnified party. Additionally, the distribution agreement provides that NGH will have the right to assume and control the defense of itself, RJR (but not Reynolds Tobacco and Reynolds Tobacco's subsidiaries) and any member of the Nabisco Holdings group of companies against any tobacco-related litigation and claims. This assumption and control will not affect the indemnity obligations of RJR and Reynolds Tobacco that are described above. For information regarding indemnification against tax liabilities, see the portion of this document found under the heading "Tax Sharing Agreement" below.

    Because RJR and Reynolds Tobacco may be required to perform their indemnity obligations to NGH and other indemnitees that are described above, the distribution agreement imposes limitations on the ability of RJR and its subsidiaries to engage in specific transactions.

    EMPLOYEE BENEFIT MATTERS

    The distribution agreement provides, generally, that RJR will be responsible for all employee benefits relating to current and former RJR employees and that NGH will be responsible for all employee benefits relating to current and former NGH employees. Under the distribution agreement, NGH stock options were equitably adjusted to take into account the spin-off as follows:

    - The exercise price and number of shares subject to NGH options held by current and former NGH employees were adjusted to preserve the value of the NGH options before the spin-off.

    - NGH options held by current and former employees of RJR and Reynolds Tobacco were equitably converted into two options, one relating to RJR's common stock and one relating to NGH common stock, with adjustments to preserve the value of the NGH options before the spin-off.

    INTERCOMPANY ACCOUNTS

    Upon completion of the spin-off, there were no intercompany accounts or indebtedness between NGH and any of its subsidiaries, on the one hand, and RJR and any of its subsidiaries, on the other, except that Nabisco Holdings and RJR settled any accounts between them that were outstanding on the distribution date in the ordinary course of business.

    TRANSACTION EXPENSES

    RJR is responsible for all material transaction expenses incurred in connection with the spin-off and the related transactions, except that NGH is responsible for all fees and expenses incurred to redeem or refinance the Trust Originated Preferred Securities of NGH's affiliates and the ESOP Convertible Preferred Stock of NGH. RJR is also responsible for all liabilities arising out of the closing of the NGH corporate headquarters, severance and benefits payment obligations to corporate headquarters employees and related transaction and ongoing administrative expenses. Before the spin-off, RJR transferred funds to NGH in an amount that was sufficient to satisfy these obligations in full.

    INTERCOMPANY SERVICES

    Before the spin-off, RJR agreed to terminate an intercompany services agreement dated as of January 26, 1995 between RJR and Nabisco Holdings. After the spin-off, there were no material services received or provided by NGH and any of its subsidiaries at that time, on the one hand, and RJR and any of its subsidiaries, on the other, except for cooperation in the ordinary course between these groups on litigation matters.

    On the distribution date, NGH and Nabisco Holdings entered into an intercompany services agreement under which Nabisco Holdings agreed to provide various services to NGH, including those relating to the provision of insurance, the administration of benefit plans and specified tax, accounting, reporting, cash management, public relations, risk management, legal and other corporate services. In return for those services, NGH will pay to Nabisco Holdings an amount in cash equal to those services' fair market value as determined by the parties. The intercompany services agreement will terminate on the date that NGH owns less than 50% of the shares of Nabisco Holdings' Class B Common Stock that NGH owns on the distribution date.

    Upon completion of the spin-off, NGH was responsible for three general categories of non-contingent obligations, (1) those arising out of the ongoing operation of NGH as a holding company (including the services to be provided by Nabisco Holdings to NGH under the intercompany services agreement), (2) those arising out of the spin-off and other reorganization transactions, including expenses relating to severance benefits, the closing of prior headquarters and other transaction costs, and (3) those relating to Trust Originated Preferred Securities with an aggregate outstanding liquidation preference of approximately $97.75 million on the distribution date. NGH, upon completion of the spin-off, had approximately $300 million in cash to satisfy these obligations, including the ongoing administrative expenses for a number of years.

TAX SHARING AGREEMENT

    NGH entered into a tax sharing agreement with RJR, Nabisco Holdings and Reynolds Tobacco that described, among other things, each company's rights and obligations relating to tax payments and refunds for periods before and after the spin-off and related matters like the filing of tax returns and the handling of audits and other tax proceedings. The tax sharing agreement also describes the indemnification arrangements among RJR and its subsidiaries (which this document refers to as the RJR tax group), Nabisco Holdings and its subsidiaries (which this document refers to as the Nabisco tax group) and NGH. The tax sharing agreement contains the representations and covenants that the RJR tax group, the Nabisco tax group and NGH made relating to RJR's transfer of the Nabisco Holdings interest to NGH, the distribution of the RJR common stock to NGH stockholders and those parties' conduct after those transactions.

    RETURN FILING, TAX PAYMENT AND CONDUCT OF TAX PROCEEDINGS

    In general, NGH will be responsible for filing consolidated federal and consolidated, combined or unitary state income tax returns that include the RJR tax group and the Nabisco tax group for periods through the distribution date of June 14, 1999 and that include the Nabisco tax group for appropriate post-distribution tax periods, and paying the associated taxes. RJR and Nabisco Holdings will reimburse NGH for the portion of those taxes that relate to the tobacco business, in RJR's case, or the food business, in Nabisco Holdings' case. The tax sharing agreement will generally seek to allocate tax liabilities based upon the respective tax liabilities of the RJR tax group, the Nabisco tax group and NGH, as if each group or company had filed its own tax return. NGH will generally pay to RJR the net benefit received by the NGH consolidated group from the carryback of various tax attributes of the RJR tax group arising in post-distribution tax periods to pre-distribution tax periods.

    Under the tax sharing agreement, the RJR tax group and the Nabisco tax group have irrevocably designated NGH as their agent for purposes of taking a broad range of actions in connection with taxes for pre-distribution periods. These arrangements may result in conflicts of interest among NGH, Nabisco Holdings, RJR and Reynolds Tobacco.

    TAX REPRESENTATIONS, COVENANTS AND INDEMNIFICATION AGREEMENTS

    Under the tax sharing agreement, each of NGH and Nabisco Holdings covenanted to the RJR tax group, and each of RJR and Reynolds Tobacco covenanted to NGH and the Nabisco tax group, that it will not engage in various transactions for two years after the spin-off, unless it obtains an IRS ruling or an opinion of acceptable tax counsel that the contemplated transaction will not cause the transfer of the Nabisco Holdings interest to NGH or the distribution of the RJR common stock to NGH stockholders to be taxable. Transactions subject to these restrictions include, subject to specified exceptions:

    - the liquidation, merger or consolidation with another company of that corporation or of various subsidiaries;

    - the sale, exchange, distribution or other disposition of assets of that corporation or of various subsidiaries outside the ordinary course of business;

    - the discontinuation of the active conduct of the food business or the tobacco business, as the case may be;

    - the repurchase of stock of that corporation, other than through transactions meeting a set of IRS guidelines; and

    - any transaction or change in equity structure that may cause the transfer of the Nabisco Holdings interest to NGH and/or the distribution of RJR common stock to NGH stockholders to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock of NGH, Nabisco Holdings or RJR, as the case may be, representing 50% or more of the vote or of the value of any of those corporations.

    Under the tax sharing agreement, the RJR tax group, the Nabisco tax group and NGH agreed to indemnify one another against various tax liabilities. The chart immediately below summarizes these tax indemnification arrangements.

                                    TAX SHARING AGREEMENT INDEMNITIES

The RJR tax group      NGH will indemnify   NGH will indemnify   The Nabisco tax      The Nabisco tax
will indemnify NGH     the RJR tax group    the Nabisco tax      group will           group will
and the Nabisco tax    against, among       group against,       indemnify the RJR    indemnify NGH
group against, among   other things,        among other things,  tax group against,   against, among
other things,                                                    among other things,  other things,

- tax liabilities      - tax liabilities    - tax liabilities    - tax liabilities    - tax liabilities
  attributable to the    attributable to      attributable to      attributable to      attributable to
  RJR tax group          NGH relating to      NGH relating to      the Nabisco tax      the Nabisco tax
  relating to any tax    tax periods after    tax periods after    group relating to    group relating to
  period;                December 1989;       December 1989;       tax periods after    tax periods after
                                                                   December 1989;       December 1989;
                                                                   and                  and

- tax liabilities      - tax liabilities    - tax liabilities    - tax liabilities    - tax liabilities
  attributable to NGH    relating to any      relating to any      relating to any      relating to any
  or the Nabisco tax     tax period           tax period           tax period           tax period
  group relating to      resulting from a     resulting from a     resulting from a     resulting from a
  tax periods before     breach by NGH of     breach by NGH of     breach by the        breach by the
  January 1990; and      any                  any                  Nabisco tax group    Nabisco tax group
                         representation or    representation or    of any               of any
                         covenant made in     covenant made in     representation or    representation or
                         the tax sharing      the tax sharing      covenant made in     covenant made in
                         agreement; and       agreement; and       the tax sharing      the tax sharing
                                                                   agreement.           agreement.

- tax liabilities      - any tax            - any tax
  relating to any tax    liabilities          liabilities
  period resulting       resulting from       resulting from
  from a breach by       RJR's transfer of    RJR's transfer of
  the RJR tax group      the Nabisco          the Nabisco
  of any                 Holdings interest    Holdings interest
  representation or      to NGH or the        to NGH or the
  covenant made by       spin-off, except,    spin-off, except,
  the RJR tax group      among other          among other
  in the tax sharing     things, to the       things, to the
  agreement.             extent those         extent those
                         liabilities arise    liabilities arise
                         from a breach by     from a breach by
                         the RJR tax group    the RJR tax group
                         of any               or the Nabisco
                         representation or    tax group of any
                         covenant made in     representation or
                         the tax sharing      covenant made by
                         agreement.           the relevant
                                              group in the tax
                                              sharing
                                              agreement.

    The amount of taxes against which each of the RJR tax group, NGH and the Nabisco tax group will be required to indemnify the other parties is uncertain, and could be material.

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

       (C)                         EXHIBITS

                                   See Exhibit Index.

       (D)                         FINANCIAL STATEMENT SCHEDULES

                                   See Index to Financial Statements and Financial Statement
                                   Schedules.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Parsippany, State of New Jersey on September 26, 2000.

                                             NABISCO GROUP HOLDINGS CORP.

                                             By:              /s/ JAMES E. HEALEY
                                                  ...........................................
                                                               (James E. Healey)
                                                           Senior Vice President and
                                                            Chief Financial Officer

                                                              /s/ THOMAS J. PESCE
                                                  ...........................................
                                                               (Thomas J. Pesce)
                                                             Senior Vice President
                                                                and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 26, 2000.

        SIGNATURE                      TITLE                      SIGNATURE           TITLE
        ---------                      -----                      ---------           -----
            *              President and Chief Executive
 .........................    Officer (principal
    (James M. Kilts)         executive officer) and
                             Director

   /s/ JAMES E. HEALEY     Senior Vice President and
 .........................    Chief Financial Officer
    (James E. Healey)

   /s/ THOMAS J. PESCE     Senior Vice President and
 .........................    Controller (principal
    (Thomas J. Pesce)        accounting officer)

            *              Director                                                  Director
 .........................                                 .........................
  (John T. Chain, Jr.)                                          (Nancy Korch)

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

            *              Director
 .........................
   (David B. Jenkins)

                                             *By:          /s/ JAMES A. KIRKMAN III
                                                  ...........................................
                                                            (James A. Kirkman III)
                                                               Attorney-in-Fact

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE
                                                              -----------------------
FINANCIAL STATEMENTS

  Management's Responsibility for Financial Statements......  F-1

  Reports of Deloitte & Touche LLP, Independent Auditors....  F-2

  Consolidated Statements of Income--Years Ended
    December 31, 1999, 1998 and 1997........................  F-3

  Consolidated Statements of Comprehensive Income--Years
    Ended December 31, 1999, 1998 and 1997..................  F-4

  Consolidated Statements of Cash Flows--Years Ended
    December 31, 1999, 1998 and 1997........................  F-5

  Consolidated Balance Sheets--December 31, 1999 and 1998...  F-6 - F-7

  Consolidated Statements of Stockholders' Equity--Years
    Ended December 31, 1999, 1998 and 1997..................  F-8

  Notes to Consolidated Financial Statements................  F-9 - F-39

FINANCIAL STATEMENT SCHEDULES

  For the years ended December 31, 1999, 1998 and 1997:

  Schedule I--Condensed Financial Information of
    Registrant..............................................  S-1 - S-4

  Schedule II--Valuation and Qualifying Accounts............  S-5

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

             REPORTS OF DELOITTE & TOUCHE LLP, INDEPENDENT AUDITORS

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

Deloitte & Touche LLP

Parsippany, New Jersey
February 2, 2000

Nabisco Group Holdings Corp.:

    We have audited the consolidated balance sheets of Nabisco Group Holdings Corp. ("NGH") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 2, 2000; such report has previously been filed as part of the company's Annual Report on Form 10-K for the year ended December 31, 1999. Our audits also included the financial statement schedules of NGH as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 as listed in the accompanying index to the financial statements. These financial statement schedules are the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

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

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   254    $   112
  Short-term investment.....................................        6         --
  Accounts receivable, net of allowance for doubtful
    accounts of
    $52 and $29, respectively...............................      681        522
  Deferred income taxes.....................................      114        101
  Inventories...............................................      898        753
  Prepaid expenses and other current assets.................       79         70
  Net assets of discontinued businesses (Note 2)............       --      6,696
                                                              -------    -------
      TOTAL CURRENT ASSETS..................................    2,032      8,254
                                                              -------    -------

  Property, plant and equipment--at cost....................    5,074      4,806
  Less accumulated depreciation.............................   (1,985)    (1,859)
                                                              -------    -------
    Net property, plant and equipment.......................    3,089      2,947
                                                              -------    -------

  Trademarks, net of accumulated amortization of
    $1,214 and $1,102, respectively.........................    3,443      3,368

  Goodwill, net of accumulated amortization of
    $1,007 and $910, respectively...........................    3,159      3,182

  Other assets and deferred charges.........................      238         94
                                                              -------    -------
                                                              $11,961    $17,845
                                                              =======    =======

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP

                             (DOLLARS IN MILLIONS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $    39    $    68
  Accounts payable..........................................      642        407
  Accrued liabilities.......................................    1,056      1,231
  Current maturities of long-term debt......................      158        118
  Income taxes accrued......................................      107        121
                                                              -------    -------
    TOTAL CURRENT LIABILITIES...............................    2,002      1,945
                                                              -------    -------
Long-term debt (less current maturities)....................    3,892      3,619
Minority interest in Nabisco Holdings.......................      763        752
Other noncurrent liabilities................................      768        962
Deferred income taxes.......................................    1,277      1,226

Contingencies (Note 12)
NGHs' obligated mandatorily redeemable preferred securities
  of subsidiary trusts holding solely junior subordinated
  debentures*...............................................       98      1,327

Stockholders' equity:
  ESOP preferred stock......................................       --        205
  Common stock (326,146,847 and 325,007,848 shares issued
    and outstanding at December 31, 1999 and 1998,
    respectively)...........................................        3          3
  Paid-in capital...........................................    3,459      9,004
  Retained earnings (deficit)...............................      125       (577)
  Accumulated other comprehensive income (loss).............     (320)      (460)
  Treasury stock, at cost...................................     (100)      (100)
  Unamortized restricted stock..............................       (6)       (26)
  Notes receivable-ESOP.....................................       --        (34)
  Notes receivable-employees................................       --         (1)
                                                              -------    -------
      TOTAL STOCKHOLDERS' EQUITY............................    3,161      8,014
                                                              -------    -------
                                                              $11,961    $17,845
                                                              =======    =======

------------------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September 2047. The preferred securities outstanding as of December 31, 1999 will be mandatorily redeemed for $98 million upon redemption of the junior subordinated debentures. See Note 11 regarding the partial tender and redemption of these securities.

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                                   ACCUMULATED
                                                                                      OTHER
                                                CAPITAL    PAID-IN    RETAINED    COMPREHENSIVE    TREASURY
                                                 STOCK*    CAPITAL    EARNINGS       INCOME         STOCK      OTHER      TOTAL
                                                --------   --------   --------    -------------    --------   --------   --------
BALANCE AT JANUARY 1, 1997....................   $ 540     $ 10,050   $    --         $(233)        $(100)     $(109)    $ 10,148
  Net income..................................                            381                                                 381
  Cumulative translation adjustment, net of
    tax expense of $12........................                                         (170)                                 (170)
  Minimum pension liability, net of tax
    benefit of $5.............................                                          (10)                                  (10)
  Retirement of 843,970 shares of ESOP
    preferred stock...........................     (14)                                                                       (14)
  Conversion of 26,675,000 shares of Series C
    preferred stock into 53,350,000 shares of
    common stock..............................      (3)           3                                                            --
  Issuance of 405,532 shares of common
    stock.....................................                   10                                                            10
  Cancellation of 171,750 shares of common
    stock.....................................                   (5)                                                           (5)
  Dividends...................................                 (361)     (381)                                               (742)
  ESOP note payments received.................                                                                    36           36
  Other.......................................                   (7)                                               4           (3)
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1997..................     523        9,690        --          (413)         (100)       (69)       9,631
  Net loss....................................                           (577)                                               (577)
  Cumulative translation adjustment, net of
    tax benefit of $6.........................                                          (50)                                  (50)
  Minimum pension liability, net of tax
    expense of $1.............................                                            3                                     3
  Retirement of 895,983 shares of ESOP
    preferred stock...........................     (14)                                                                       (14)
  Redemption of 12,043,940 shares of Series B
    preferred stock...........................    (301)                                                                      (301)
  Issuance of 1,264,058 shares of common
    stock.....................................                   41                                                            41
  Cancellation of 37,000 shares of common
    stock.....................................                   (1)                                                           (1)
  Dividends...................................                 (704)                                                         (704)
  ESOP note payments received.................                                                                    33           33
  Other.......................................                  (22)                                             (25)         (47)
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1998..................     208        9,004      (577)         (460)         (100)       (61)       8,014
  Net income..................................                          2,968                                               2,968
  Cumulative translation adjustment...........                                          (84)                                  (84)
  Minimum pension liability, net of tax
    expense of $1.............................                                                                                 --
  Exercise of stock options...................                   28                                                            28
  Retirement of 12,818,967 shares of ESOP
    preferred stock...........................    (205)          (2)                                                         (207)
  Cash dividends declared.....................                           (421)                                               (421)
  ESOP note payments received.................                                                                    34           34
  Recognition of Reynolds International
    cumulative translation adjustments upon
    sale......................................                                          218                                   218
  Distribution of RJR stock...................               (5,572)   (1,845)            6                        7       (7,404)
  Other.......................................                    1                                               14           15
                                                 -----     --------   -------         -----         -----      -----     --------
BALANCE AT DECEMBER 31, 1999..................   $   3     $  3,459   $   125         $(320)        $(100)     $  (6)    $  3,161
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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    Long-lived assets are comprised of intangible assets and property, plant and equipment. Long-lived assets, including certain identifiable intangibles and goodwill related to those assets to be held and used, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows and fundamental analysis. Assets to be disposed of are reported at the lower of their carrying value or estimated net realizable value.

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

FOREIGN CURRENCY FINANCIAL INSTRUMENTS

    The forward foreign exchange contracts and other hedging arrangements entered into by NGH and its subsidiaries generally mature at the time the hedged foreign currency transactions are settled. Gains or losses on forward foreign currency transactions are determined by changes in market rates and are

                          NABISCO GROUP HOLDINGS CORP.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) generally included at settlement in the basis of the underlying hedged transaction. To the extent that the foreign currency transaction does not occur, gains and losses are recognized immediately.

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

    Also on March 9, 1999, NGH announced that its board of directors had approved a plan to separate the domestic tobacco business conducted by Reynolds Tobacco, from the food business conducted by Nabisco Holdings' operating subsidiaries. Under the plan, the separation was accomplished by the transfer on May 18, 1999 of RJR's 80.5% interest in Nabisco Holdings, together with approximately $1.6 billion in proceeds from the international tobacco sale, to NGH through a merger transaction, followed by a spin-off on June 14, 1999 to NGH stockholders of shares in RJR. The merger transaction and subsequent spin-off are intended to be tax-free. An additional $200 million of proceeds from the international tobacco sale was transferred by RJR to NGH prior to the spin-off in satisfaction of certain liabilities assumed by NGH.

    Upon completion of the spin-off, NGH was legally renamed Nabisco Group Holdings Corp. and continues to exist as a holding company, owning 80.6% of Nabisco Holdings. The renamed Nabisco Group Holdings Corp. (symbol: NGH) and Nabisco Holdings (symbol: NA) each will continue to trade as separate companies on The New York Stock Exchange. Shares of RJR (symbol: RJR), as the owner of 100% of Reynolds Tobacco, are also trading separately under the changed name of R.J. Reynolds Tobacco Holdings, Inc.

    NGH, Nabisco Holdings RJR and Reynolds Tobacco have entered into several agreements governing the relationships among the parties after the distribution of RJR's shares to NGH stockholders, including the provision of intercompany services by Nabisco Holdings to NGH, certain tax matters, indemnification rights and obligations and other matters among the parties.

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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 2--THE REORGANIZATION (CONTINUED)
    On or about May 18, 1999, NGH called for redemption of all of its outstanding ESOP convertible preferred stock at $16.25 per share, plus accrued dividends. A total of 12,412,767 shares were redeemed at a cost of approximately $202 million. NGH completed this transaction on June 10, 1999. The 406,200 remaining shares were repurchased at $16.00 per share.

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

    The Consolidated Statements of Income and Comprehensive Income do not include any revenues or expenses related to the acquisitions described above prior to their respective closing dates. The acquisitions were financed through commercial paper borrowings. The following are NGH's unaudited

                          NABISCO GROUP HOLDINGS CORP.

NOTE 4--OPERATIONS (CONTINUED)
pro forma results of operations for 1999 and 1998, assuming that the 1999 acquisition of certain assets and liabilities of Favorite Brands International, Inc. had occurred on January 1, 1998.

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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 5--ACCOUNTS RECEIVABLE

    Nabisco maintains an arrangement to sell for cash substantially all of its eligible domestic trade accounts receivable to a financial institution pursuant to a purchase and sale agreement. Eligible trade accounts receivable, which are sold without recourse, are accounts that are not in excess of certain agreed-upon concentration amounts, and exclude amounts that may be delinquent, in default, or disputed. Eligible accounts are sold on a daily basis and are settled monthly. The maximum amount of outstanding eligible trade accounts receivable sold at any time is $400 million. Nabisco provides ongoing credit and collection services on the sold accounts. The current agreement will expire in October 2001. The weighted-average discount rates were 5.6%, 5.8% and 5.8% for the three years ended December 31, 1999, 1998 and 1997, respectively. These rates were based upon the financial institution's commercial paper borrowing rate plus participation fees of approximately 0.3% which are adjusted annually. In addition, similar arrangements have been established for the sale of trade accounts receivable by certain foreign subsidiaries. Eligible trade accounts receivable balances sold were $260 million and $381 million as December 31, 1999 and 1998, respectively. The aggregate expenses related to the sales of trade accounts receivable included in Other income (expense), net were $17 million in 1999, $19 million in 1998 and $20 million in 1997.

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

                          NABISCO GROUP HOLDINGS CORP.

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

    NGH's defenses in all the cigarette cases in which it is named include the merits defenses of Reynolds Tobacco plus separate arguments that NGH is a holding company that does not engage in any of the activities for which plaintiffs seek to impose liability. NGH also seeks to be dismissed from some of these cases based on the fact that as a holding company that does not conduct business in most states, NGH lacks the minimum contacts with most states that would be necessary for the assertion of personal jurisdiction over it.

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal courts of appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs have filed notices of appeal in these cases.

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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 12--CONTINGENCIES (CONTINUED)
    In addition to the cases pending against NGH, there are several hundred lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are named defendants. One Florida class action case, in which Reynolds Tobacco is a defendant, ENGLE VS. R.J. REYNOLDS TOBACCO COMPANY, is being tried in several phases. A jury found against Reynolds Tobacco and the other cigarette company defendants in the first phase. The second phase, considering the claims of class representatives, is ongoing and may be completed in late March, 2000. Thereafter, the same jury will hear the case for an award of punitive damages, which would be a lump sum for the class as a whole. A decision on this award may be made during April 2000. It is not possible to estimate the size of such an award if made, but it could be in the billions of dollars. No payment of damages should be required until the end of the trial and appellate process. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in some or all of these cases, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

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

NOTE 14--COMMITMENTS

    At December 31, 1999, other commitments totaled approximately $245 million, which included $28 million for capital commitments and $217 million related to operating lease commitments. The operating lease amounts for each of the five succeeding years are: 2000-$41 million; 2001-$29 million; 2002-$25 million; 2003-$20 million; 2004-$20 million; and in 2005 and thereafter-$82 million. Rent expense, including operating leases was $102 million, $89 million and $84 million for the three years ended December 31, 1999, 1998 and 1997, respectively.

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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 15--FINANCIAL INSTRUMENTS (CONTINUED)

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

    The assumed health care cost trend rate was 5.5% in 1999 and 5% in 2000 and thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health

                          NABISCO GROUP HOLDINGS CORP.

NOTE 16--RETIREMENT BENEFITS (CONTINUED) care plan. A one-percentage-point change in the assumed health care cost trend rates would have had the following impact on 1999 amounts:

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

    NGH and its subsidiaries sponsored a defined contribution plan in which matching contributions to eligible employees were made in the form of ESOP preferred stock. Every five shares of ESOP preferred stock was generally convertible into one share of common stock of NGH, and was entitled to cumulative dividends at 7.8125% of stated value per annum at least until April 10, 1999, payable semi-annually in arrears. NGH matched $.50 for every pre-tax dollar contributed by each eligible employee, up to a maximum of 6% of the employee's pay. During 1999, 1998 and 1997, approximately $39 million, $28 million and $32 million, respectively, was contributed to the ESOP by NGH and approximately $8 million, $17 million and $18 million, respectively, of ESOP dividends were used to service the ESOP's debt to NGH that was incurred in connection with the initial formation of the ESOP. On or about May 18, 1999 NGH called for redemption of all of its outstanding ESOP convertible preferred stock at $16.25 per share, plus accrued dividends. A total of 12,412,767 shares were redeemed at a cost of approximately $202 million. NGH completed this transaction on June 10, 1999. The 406,200 remaining shares were repurchased at $16.00 per share.

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

    NGH's 1990 long-term incentive plan ("LTIP") provides for grants of incentive stock options, other stock options, stock appreciation rights, restricted stock, purchase stock, dividend equivalent rights, performance units, performance shares and other stock-based grants to key employees. A maximum of 33 million shares of common stock of NGH may be issued under the LTIP. The options granted under the plan generally vest over three years, are exercisable for 10-15 years from date of grant, and are exercisable at a price that is generally the fair market value of the stock at the grant

                          NABISCO GROUP HOLDINGS CORP.

NOTE 17--STOCKHOLDERS' EQUITY (CONTINUED) date. As of December 31, 1999, purchase stock, stock options other than incentive stock options, restricted stock and other stock-based grants have been granted under the LTIP.

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
                                                        ======

    NGH and its subsidiaries recognize and measure compensation costs related to employee stock plans utilizing the intrinsic value based method. Had compensation expense been determined based upon the fair value of awards granted during 1999, 1998 and 1997, NGH's results would have been as follows:

                                                          YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------
                                            1999                    1998                    1997
                                    ---------------------   ---------------------   ---------------------
                                       AS                      AS                      AS
                                    REPORTED    PRO FORMA   REPORTED    PRO FORMA   REPORTED    PRO FORMA
                                    ---------   ---------   ---------   ---------   ---------   ---------
Net income (loss) (in millions)...   $2,968      $2,944      $ (577)     $ (602)      $ 381      $  354
Net income (loss) per
  share--basic....................   $ 9.11      $ 9.04      $(1.91)     $(1.98)      $1.05      $ 0.96
Net income (loss) per
  share--diluted..................   $ 9.10      $ 9.02      $(1.91)     $(1.98)      $1.03      $ 0.94
Weighted-average fair value of
  options granted during the year:
  NGH.............................       --      $ 6.65          --      $ 7.33          --      $ 6.79
  Nabisco Holdings................       --      $13.17          --      $14.27          --      $12.55

    Had compensation expense been determined based upon the fair value of awards granted to employees of NGH's continuing businesses, results from continuing operations would have been as follows:

                                                                YEARS ENDED DECEMBER 31,
                                             ---------------------------------------------------------------
                                                    1999                  1998                  1997
                                             -------------------   -------------------   -------------------
                                                AS        PRO         AS        PRO         AS        PRO
IN MILLIONS, EXCEPT PER SHARE AMOUNTS        REPORTED    FORMA     REPORTED    FORMA     REPORTED    FORMA
-------------------------------------        --------   --------   --------   --------   --------   --------
Net income (loss) from continuing
  operations...............................   $  255     $  237     $ (118)    $ (133)    $  295     $ 280
Net income (loss) per share from continuing
  operations--basic........................   $  .76     $  .70     $ (.49)    $ (.53)    $  .78     $ .73
Net income (loss) per share from continuing
  operations--diluted......................   $  .75     $  .70     $ (.49)    $ (.53)    $  .76     $ .72

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

    In 1998, NGH granted 954,600 shares of restricted stock to eligible employees, net of forfeitures. During 1999, 40,500 shares were forfeited and 529,100 shares were vested in connection with the June 1999 distribution to shareholders. The market price of the stock at the date of grant was charged to stockholders' equity as unearned compensation. The weighted-average grant-date fair value for the restricted stock granted in 1998 was $34.42 per share. Compensation expense of approximately $28 million and $6 million was recorded in 1999 and 1998, respectively, and was reflected in operations of discontinued businesses. Restrictions on the stock lapse as follows: 2003 -- 185,000 shares and 2006 -- 200,000 shares. The unvested portion remaining in stockholders' equity at December 31, 1999 was $6 million.

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

                          NABISCO GROUP HOLDINGS CORP.

NOTE 19--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of 1999 and 1998 quarterly results of operations and per share data for NGH:


IN MILLIONS, EXCEPT PER SHARE AMOUNTS                        FIRST     SECOND      THIRD     FOURTH
---------------------------------------------------------  -------    -------    -------    -------
1999(1)
  Net sales..............................................  $ 1,855    $ 2,023    $ 2,057    $ 2,333
  Gross profit...........................................      828        934        924      1,080
  Operating income.......................................      134        177        250        308
  Income from continuing operations......................       10         38         94        113
  Income from discontinued operations, net of income
    taxes................................................       66      2,928         --         --
  Income before extraordinary item.......................       76      2,966         94        113
  Net income.............................................       76      2,687         92        113
PER SHARE DATA:
  Net income per share - basic:
    Continuing operations................................  $   .02    $   .10    $   .29    $   .35
    Discontinued operations..............................      .20       9.01         --         --
  Net income.............................................      .22       8.25        .28        .35
  Net income per share - diluted:
    Continuing operations................................      .02        .10        .29        .35
    Discontinued operations..............................      .20       9.01         --         --
  Net income.............................................      .22       8.25        .28        .35
  Dividends declared.....................................    .5125      .5125      .1225      .1225
  Market price
    High.................................................   30 7/8    33 9/16    20 13/16    15 3/4
    Low..................................................       25    19 5/16    14 11/16     9 3/4

                                                            FIRST      SECOND     THIRD      FOURTH
                                                           --------   --------   --------   --------
1998(2)
  Net sales..............................................  $ 1,962    $ 2,131    $ 2,098    $ 2,209
  Gross profit...........................................      837        944        932      1,004
  Operating income (loss)................................      183       (210)       185        138
  Income (loss) from continuing operations...............       32       (177)        32         (5)
  Income (loss) from discontinued operations, net of
    income taxes.........................................      (52)        47        126       (580)
  Net income (loss)......................................      (20)      (130)       158       (585)
PER SHARE DATA:
  Net income (loss) per share - basic:
    Continuing operations................................  $   .06    $  (.58)   $   .06    $  (.04)
    Discontinued operations..............................     (.16)       .14        .39      (1.79)
  Net income (loss)......................................     (.10)      (.44)       .45      (1.83)
  Net income (loss) per share - diluted:
    Continuing operations................................      .06       (.58)       .06       (.04)
    Discontinued operations..............................     (.16)       .14        .39      (1.79)
  Net income (loss)......................................     (.10)      (.44)       .45      (1.83)
  Dividends declared.....................................    .5125      .5125      .5125      .5125
  Market price
    High.................................................  38 1/16    31 5/16     27 3/8    31 15/16
    Low..................................................       30     23 1/2    21 5/16         24

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

                                                                     SCHEDULE II

                          NABISCO GROUP HOLDINGS CORP.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                             (DOLLARS IN MILLIONS)

COLUMN A                              COLUMN B              COLUMN C               COLUMN D      COLUMN E
--------                             -----------   ---------------------------   ------------   -----------
                                                           (ADDITIONS)
                                                   ---------------------------
                                     BALANCE AT     CHARGED TO     CHARGED TO                   BALANCE AT
                                      BEGINNING     COSTS AND        OTHER                        END OF
DESCRIPTION                           OF PERIOD      EXPENSES       ACCOUNTS      DEDUCTIONS      PERIOD
-----------                          -----------   ------------   ------------   ------------   -----------
                                                                                     (A)
1999:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable..............     $ 29           $34                 --        $ 11          $ 52
  Inventory........................       19            18                 --          11            26
  Property, plant & equipment......       29            14                 --          17            26
  Current deferred income taxes....        5            --                 --          --             5
  Non-current deferred income
    taxes..........................       83            13                 --          11            85
                                        ----           ---         ----------        ----          ----
                                        $165           $79         $       --        $ 50          $194
                                        ====           ===         ==========        ====          ====

1998:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable..............     $ 26           $17                 --        $ 14          $ 29
  Inventory........................       23            18                 --          22            19
  Property, plant & equipment......       40            20                 --          31            29
  Current deferred income taxes....        6            --                 --           1             5
  Non-current deferred income
    taxes..........................       77             6                 --          --            83
                                        ----           ---         ----------        ----          ----
                                        $172           $61         $       --        $ 68          $165
                                        ====           ===         ==========        ====          ====

1997:
Allowances deducted from related
  balance sheet accounts:
  Accounts receivable..............     $ 31           $11                 --        $ 16          $ 26
  Inventory........................       25            20                 --          22            23
  Property, plant & equipment......       85            15                 --          60            40
  Current deferred income taxes....        6            --                 --          --             6
  Non-current deferred income
    taxes..........................       83            --                 --           6            77
                                        ----           ---         ----------        ----          ----
                                        $230           $46         $       --        $104          $172
                                        ====           ===         ==========        ====          ====

--------------------------

Notes:

1999 and 1998 amounts exclude activity related to the 1998 restructuring programs disclosed in NGH's 1999 Form 10-K, Note 4 to the Consolidated Financial Statements-Operations.

(A) Represents charges for which allowances were created.

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

        3.1(b)          Certificate of Designation of Series A Participating
                        Cumulative Preferred Stock of Nabisco Group Holdings Corp.
                        (incorporated by reference to Exhibit 3.1(b) to Annual
                        Report on Form 10-K of Nabisco Group Holdings Corp. for the
                        fiscal year ended December 31, 1999, filed March 21, 2000
                        (the "1999 NGH Form 10-K")).

        3.2 Amended By-Laws of Nabisco Group Holdings Corp. as amended effective January 1, 2000 (incorporated by reference to Exhibit 3.2 to the 1999 NGH Form 10-K).

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

EXHIBIT NO.
-----------
        4.9             Rights Agreement dated as of March 13, 2000 between Nabisco
                        Group Holdings Corp. and EquiServe Trust Company, N.A., as
                        Rights Agent (incorporated by reference to Exhibit 1 to the
                        Registration Statement on Form 8-A of Nabisco Group Holdings
                        Corp. filed on March 20, 2000).

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

EXHIBIT NO.
-----------
       10.19            Intentionally left blank

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

EXHIBIT NO.
-----------
       10.33            Amendment No. 1 to Excess Benefit Master Trust Agreement,
                        dated January 27, 1989 (incorporated by reference to Exhibit
                        10(h)(ii) to the 1988 Form 10-K).

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

EXHIBIT NO.
-----------
       10.45            Amendment to Contingent Performance Share Agreement (dated
                        October 14, 1998) between RJR Nabisco Holdings Corp. and
                        Steven F. Goldstone (incorporated by reference to Exhibit
                        10.56 to the Annual Report on Form 10-K of RJR Nabisco
                        Holdings Corp. and RJR Nabisco, Inc. for the fiscal year
                        ended December 31, 1998 filed March 26, 1999).

       10.46            Amended and Restated Employment Agreement (dated January 1,
                        1997) among RJR Nabisco Holdings Corp., RJR Nabisco, Inc.
                        and Steven F. Goldstone (incorporated by reference to
                        Exhibit 10.7 to the First Quarter 1998 Form 10-Q).

       10.47            Letter Agreement, dated as of October 27, 1999, between the
                        Registrant and Steven F. Goldstone (incorporated by
                        reference to Exhibit 10.47 to the 1999 NGH Form 10-K).

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

       10.50            Letter Agreement, dated as of August 10, 1999, between the
                        Registrant and David B. Rickard (incorporated by reference to Exhibit 10.50 to the 1999 NGH Form 10-K).

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

       10.54 Letter Agreement, dated as of September 24, 1999, between the Registrant and William L. Rosoff (incorporated by reference to Exhibit 10.54 to the 1999 NGH Form 10-K).

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

EXHIBIT NO.
-----------
       10.60            Form of Non-Qualified Stock Option Agreement dated April 27,
                        1995 between RJR Nabisco Holdings Corp. and the grantee
                        named therein (Premium options) (incorporated by reference to Exhibit 10.78 of the 1995 Form 10-K).

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

       12.1             Nabisco Group Holdings Corp. Computation of Ratio of
                        Earnings to Combined Fixed Charges and Preferred Stock
                        Dividends/Deficiency in the Coverage of Combined Fixed
                        Charges and Preferred Stock Dividends by Earnings Before
                        Fixed Charges for each of the periods within the five year period ended December 31, 1999 (incorporated by reference to
                        Exhibit 12.1 to the 1999 NGH Form 10-K).

       12.2             Nabisco Group Holdings Corp. Computation of Ratio of
                        Earnings to Fixed Charges/ Deficiency in the Coverage of
                        Fixed Charges By Earnings Before Fixed Charges for each of the periods within the five year period ended December 31,
                        1999 (incorporated by reference to Exhibit 12.2 to the 1999
                        NGH Form 10-K).

       21. Subsidiaries of the Registrants (incorporated by reference to Exhibit 21 to the 1999 NGH Form 10-K).

       23.1             Consent of Independent Auditors dated March 21, 2000
                        (incorporated by reference to Exhibit 23.1 to the 1999 NGH
                        Form 10-K).

       23.2             Consent of Independent Auditors dated September 26, 2000.

       24. Powers of Attorney. (incorporated by reference to Exhibit 24 to the 1999 NGH Form 10-K).

       27               Financial Data Schedule of Nabisco Group Holdings Corp.
                        (incorporated by reference to Exhibit 27 to the 1999 NGH
                        Form 10-K).

       99 Expanded Tobacco Litigation Disclosure (incorporated by reference to Exhibit 99 to the 1999 NGH Form 10-K).