Form 10-Q/A
period 2000-03-31
NABISCO GROUP HOLDINGS CORP
filed 2000-09-27
CIK 847903

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

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

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three Months
                          Ended March 31, 2000 and 1999.............................               1

                        Consolidated Condensed Statements of Comprehensive
                          Income--Three Months Ended March 31, 2000 and 1999........               2

                        Consolidated Condensed Statements of Cash Flows--Three
                          Months Ended March 31, 2000 and 1999......................               3

                        Consolidated Condensed Balance Sheets--March 31, 2000 and
                          December 31, 1999.........................................               4

                        Notes to Consolidated Condensed Financial Statements........               5

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              10

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              14

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              16

Item 4.                 Submission of Matters to a Vote of Security Holders.........              16

Item 5.                 Other Information...........................................              17

Item 6.                 Exhibits and Reports on Form 8-K............................              17

Signatures..........................................................................              19

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
                                                               ======        ======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                               THREE MONTHS      THREE MONTHS
                                                                   ENDED            ENDED
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              ---------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................      $   47             $  76
  Less (income) from discontinued operations................          --               (66)
                                                                  ------             -----
  Income from continuing operations.........................          47                10
                                                                  ------             -----
  Adjustments to reconcile to net cash flows from (used in)
    continuing operating activities:
      Depreciation of property, plant and equipment.........          67                67
      Amortization of intangibles...........................          55                53
      Deferred income tax provision.........................          28                16
      Restructuring payments................................         (21)              (18)
      Accounts receivable, net..............................         127                (8)
      Inventories...........................................         (74)              (73)
      Accounts payable and accrued liabilities, including
        income taxes........................................        (299)             (243)
      Other, net............................................           3                10
                                                                  ------             -----
        Total adjustments...................................        (114)             (196)
                                                                  ------             -----
    Net cash flows (used in) continuing operating
      activities............................................         (67)             (186)
    Net cash flows from discontinued operations.............          --               150
                                                                  ------             -----
    Net cash flows (used in) operating activities...........         (67)              (36)
                                                                  ------             -----
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................         (40)              (47)
  Proceeds from sale of assets..............................           2                 2
  Proceeds from exercise of Nabisco Holdings' common stock
    options.................................................          --                 2
                                                                  ------             -----
    Net cash flows (used in) investing activities...........         (38)              (43)
                                                                  ------             -----
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt..............         210               233
  Repayments of long-term debt..............................        (153)               (7)
  Increase in notes payable.................................          33                 5
  Dividends paid on common and preferred stock..............         (50)             (183)
  Other, net................................................          --                23
                                                                  ------             -----
    Net cash flows from financing activities................          40                71
                                                                  ------             -----
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --                (6)
                                                                  ------             -----
    Net change in cash and cash equivalents.................         (65)              (14)
Cash and cash equivalents at beginning of period............         254               112
                                                                  ------             -----
Cash and cash equivalents at end of period..................      $  189             $  98
                                                                  ======             =====
Income taxes paid, net of refunds...........................      $    8             $  11
Interest paid...............................................      $   79             $ 104

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                              --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $   189            $   254
  Short-term investments....................................           8                  6
  Accounts receivable, net of allowance for doubtful
    accounts of $51 million and $52 million, respecively....         555                681
  Deferred income taxes.....................................         104                114
  Inventories...............................................         964                898
  Prepaid expenses and other current assets.................          81                 79
                                                                 -------            -------
      TOTAL CURRENT ASSETS..................................       1,901              2,032
                                                                 -------            -------
Property, plant and equipment, net..........................       3,058              3,089
Trademarks, net.............................................       3,414              3,443
Goodwill, net...............................................       3,151              3,159
Other assets and deferred charges...........................         266                238
                                                                 -------            -------
                                                                 $11,790            $11,961
                                                                 =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $    72            $    39
  Account payable...........................................         403                642
  Accrued liabilities.......................................         983              1,056
  Current maturities of long-term debt......................          11                158
  Income taxes accrued......................................         116                107
                                                                 -------            -------
      TOTAL CURRENT LIABILITIES.............................       1,585              2,002
                                                                 -------            -------
Long-term debt (less current maturities)....................       4,094              3,892
Minority interest in Nabisco Holdings.......................         765                763
Other noncurrent liabilities................................         784                768
Deferred income taxes.......................................       1,293              1,277
Contingencies (Note 5)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trusts holding solely
  junior subordinated debentures*...........................          98                 98
Stockholders' equity:
  Common stock (326,442,347 and 326,146,847 shares issued
    and outstanding at March 31, 2000 and December 31, 1999,
    respectively)...........................................           3                  3
  Paid-in capital...........................................       3,462              3,459
  Retained earnings.........................................         132                125
  Accumulated other comprehensive income (loss).............        (317)              (320)
  Treasury stock, at cost...................................        (100)              (100)
  Unamortized restricted stock..............................          (9)                (6)
                                                                 -------            -------
        TOTAL STOCKHOLDERS' EQUITY..........................       3,171              3,161
                                                                 -------            -------
                                                                 $11,790            $11,961
                                                                 =======            =======

------------------------
* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September, 2047. The preferred securities outstanding as of March 31, 2000 will be mandatorily redeemed for $98 million upon redemption of the junior subordinated debentures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE EXPOSURE

    Nabisco is exposed to changes in interest rates primarily as a result of its borrowing activities which include commercial paper, short-term borrowings and long-term fixed rate debt used to maintain liquidity and fund its business operations. Nabisco employs a variance/co-variance approach to its calculation of Value at Risk ("VaR"), which is a statistical measure of potential loss in terms of fair value, cash flows, or earnings of interest rate sensitive financial instruments over a one year horizon using a 95% confidence interval for changes in interest rates. The model assumes that financial returns are normally distributed. For options and instruments with non-linear returns, the model uses the delta/ gamma method to approximate the financial return.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

10.1   Nabisco Group Holdings Corp. 1990 Long Term Incentive Plan
       (effective April 16, 1997 as amended and restated through March 17, 2000) (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q of Nabisco Group Holdings
       Corp. for the fiscal quarter ended March 31, 2000, filed
       May 12, 2000 (the "March 2000 NGH Form 10-Q")).

10.2   Form of Non-Qualified Stock Option Agreement between Nabisco
       Group Holdings Corp. and the optionee named therein (2000 grant) (incorporated by reference to Exhibit 10.2 to the March 2000 NGH Form 10-Q).

10.3   Form of Restricted Stock Agreement between Nabisco Group
       Holdings Corp. and the grantee named therein (incorporated by reference to Exhibit 10.3 to the March 2000 NGH
       Form 10-Q).

10.4   Amended and Restated Employment Agreement by and among
       Nabisco Holdings Corp., Nabisco, Inc., Nabisco Group
       Holdings Corp. and James M. Kilts (effective April 1, 2000)
       (incorporated by reference to Exhibit 10.4 to the March 2000
       NGH Form 10-Q).

10.5   Employment Agreement (dated October 1, 1997) by and among
       Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
       Holdings Corp. and James E. Healey (as amended and restated effective March 17, 2000) (incorporated by reference to
       Exhibit 10.5 to the March 2000 NGH Form 10-Q).

10.6   Employment Agreement (dated October 31, 1988) by and among
       Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
       Holdings Corp. and James A. Kirkman III (as amended and restated effective March 17, 2000) (incorporated by reference to Exhibit 10.6 to the March 2000 NGH Form 10-Q).

10.7   Employment Agreement (dated February 9, 1998) by and among
       Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
       Holdings Corp. and Richard H. Lenny (as amended and restated effective March 17, 2000) (incorporated by reference to
       Exhibit 10.7 to the March 2000 NGH Form 10-Q).

10.8   Employment Agreement (dated September 1, 1995) by and among
       Nabisco, Inc., Nabisco Holdings Corp., Nabisco Group
       Holdings Corp. and Douglas R. Conant (as amended and restated effective March 17, 2000) (incorporated by reference to Exhibit 10.8 to the March 2000 NGH Form 10-Q).

12.1   Nabisco Group Holdings Corp. Computation of Ratio of
       Earnings to Combined Fixed Charges and Preferred Stock
       Dividends/Deficiency in the Coverage of Combined Fixed
       Charges and Preferred Stock Dividends by Earnings Before
       Fixed Charges for the three months ended March 31, 2000
       (incorporated by reference to Exhibit 12.1 to the March 2000 NGH Form 10-Q).

12.2   Nabisco Group Holdings Corp. Computation of Ratio of
       Earnings to Fixed Charges/ Deficiency in the Coverage of
       Fixed Charges By Earnings Before Fixed Charges for the three months ended March 31, 2000 (incorporated by reference to Exhibit 12.2 to the March 2000 NGH Form 10-Q).

  27 Nabisco Group Holdings Corp. Financial Data Schedule for the three months ended March 31, 2000 (incorporated by reference to Exhibit 27 to the March 2000 NGH Form 10-Q).

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

                                              NABISCO GROUP HOLDINGS CORP.
                                              (Registrant)

                                                                /s/ JAMES E. HEALEY
                                                   ---------------------------------------------
                                              James E. Healey
                                              Senior Vice President and Chief Financial Officer

Date: September 26, 2000                                        /s/ THOMAS J. PESCE
                                                   ---------------------------------------------
                                              Thomas J. Pesce
                                              Senior Vice President and Controller