Form 10-Q/A
period 2000-06-30
NABISCO GROUP HOLDINGS CORP
filed 2000-09-27
CIK 847903

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

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three and Six
                          Months Ended June 30, 2000 and 1999.......................               1

                        Consolidated Condensed Statements of Comprehensive
                          Income--Three and Six Months Ended June 30, 2000 and
                          1999......................................................               2

                        Consolidated Condensed Statements of Cash Flows--Six Months
                          Ended June 30, 2000 and 1999..............................               3

                        Consolidated Condensed Balance Sheets--June 30, 2000 and
                          December 31, 1999.........................................               4

                        Notes to Consolidated Condensed Financial Statements........               5

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              13

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              18

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              19

Item 4.                 Submission of Matters to a Vote of Security Holders.........              19

Item 6.                 Exhibits and Reports on Form 8-K............................              20

Signatures..........................................................................              21

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
                                                             ======        ======     ======        ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                SIX MONTHS       SIX MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................     $   123          $ 2,763
  Less income from discontinued operations..................          --            2,994
                                                                 -------          -------
  Income (loss) from continuing operations..................         123             (231)
                                                                 -------          -------
  Adjustments to reconcile to net cash flows from continuing operating activities:
      Depreciation of property, plant and equipment.........         136              132
      Amortization of intangibles...........................         110              107
      Deferred income tax provision.........................          34               21
      Extraordinary loss on early extinguishment of debt....          --              428
      Restructuring credit..................................         (27)              --
      Restructuring payments................................         (38)             (41)
      Accounts receivable, net..............................          66                2
      Inventories...........................................         (69)             (86)
      Accounts payable and accrued liabilities, including
        income taxes........................................        (223)            (338)
      Other, net............................................          19               24
                                                                 -------          -------
        Total adjustments...................................           8              249
                                                                 -------          -------
    Net cash flows from continuing operating activities.....         131               18
    Net cash flows from discontinued operations.............          --            2,284
                                                                 -------          -------
    Net cash flows from operating activities................         131            2,302
                                                                 -------          -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................         (82)             (99)
  Purchases of financial investments, net of maturities.....           2             (114)
  Proceeds from sale of assets..............................          14               14
  Investment in Finalrealm transactions.....................         (55)              --
  Repurchases of Nabisco Holdings' Class A common stock.....         (13)             (12)
  Proceeds from exercise of Nabisco Holdings' Class A common
    stock options...........................................          20                7
                                                                 -------          -------
    Net cash flows (used in) investing activities...........        (114)            (204)
                                                                 -------          -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt..............         160              192
  Repayments of long-term debt..............................        (158)            (116)
  Increase (decrease) in notes payable......................          23              (10)
  Dividends paid on common and preferred stock..............         (99)            (583)
  Repurchase/redemption of trust preferred securities.......          --           (1,265)
  Repurchase of ESOP preferred stock........................          --             (202)
  Other, net................................................           7               63
                                                                 -------          -------
    Net cash flows (used in) financing activities...........         (67)          (1,921)
                                                                 -------          -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          (2)              (6)
                                                                 -------          -------
    Net change in cash and cash equivalents.................         (52)             171
Cash and cash equivalents at beginning of period............         254              112
                                                                 -------          -------
Cash and cash equivalents at end of period..................     $   202          $   283
                                                                 =======          =======
Income taxes paid, net of refunds...........................     $    27          $   223
Interest paid...............................................     $   143          $   191

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              JUNE 30, 2000    DECEMBER 31, 1999
                                                              --------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................     $   202            $   254
  Short-term investments....................................           9                  6
  Accounts receivable, net of allowance for doubtful
    accounts of $47 million and $52 million, respectively...         520                681
  Deferred income taxes.....................................          96                114
  Inventories...............................................         905                898
  Prepaid expenses and other current assets.................          82                 79
  Net assets of businesses held for sale....................         274                 --
                                                                 -------            -------
      TOTAL CURRENT ASSETS..................................       2,088              2,032
                                                                 -------            -------
Property, plant and equipment, net..........................       2,923              3,089
Trademarks, net.............................................       3,372              3,443
Goodwill, net...............................................       3,014              3,159
Other assets and deferred charges...........................         315                238
                                                                 -------            -------
                                                                 $11,712            $11,961
                                                                 =======            =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................     $    45            $    39
  Account payable...........................................         379                642
  Accrued liabilities.......................................       1,023              1,056
  Current maturities of long-term debt......................           9                158
  Income taxes accrued......................................         144                107
                                                                 -------            -------
      TOTAL CURRENT LIABILITIES.............................       1,600              2,002
                                                                 -------            -------
Long-term debt (less current maturities)....................       3,977              3,892
Minority interest in Nabisco Holdings.......................         785                763
Other noncurrent liabilities................................         782                768
Deferred income taxes.......................................       1,235              1,277
Contingencies (Note 6)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trust holding solely
  junior subordinated debentures*...........................          98                 98
Stockholders' equity:
  Common stock (326,357,077 and 326,146,847 shares issued
    and outstanding at June 30, 2000 and December 31, 1999,
    respectively)...........................................           3                  3
  Paid-in capital...........................................       3,467              3,459
Retained earnings...........................................         168                125
Accumulated other comprehensive income (loss)...............        (300)              (320)
Treasury stock, at cost.....................................        (100)              (100)
Unamortized restricted stock................................          (3)                (6)
                                                                 -------            -------
        TOTAL STOCKHOLDERS' EQUITY..........................       3,235              3,161
                                                                 -------            -------
                                                                 $11,712            $11,961
                                                                 =======            =======

------------------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September, 2047. The preferred securities outstanding as of June 30, 2000 will be mandatorily redeemed for $98 million upon redemption of the junior subordinated debentures.

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

BUSINESS DISPOSALS

    In April 2000, Nabisco joined Finalrealm Limited ("Finalrealm"), a consortium of investors, which acquired the equity of United Biscuits (Holdings) plc ("UB"), a United Kingdom company. At that time, Nabisco invested approximately $45 million in cash in DeluxeStar Limited ("DeluxeStar"), an affiliate of Finalrealm. In July 2000, Nabisco sold its operations in Spain, Portugal and the Middle East, which included $10 million in cash and cash equivalents, to DeluxeStar and agreed to pay an additional $41 million in cash to Finalrealm. In exchange for the total cash consideration and businesses sold, Nabisco received mandatorily redeemable discounted preferred stock from DeluxeStar and warrants from Bladeland Limited ("Bladeland"), the indirect parent company of Finalrealm and Deluxestar. The discounted preferred stock and warrants were fair valued at approximately $277 million based on a valuation opinion received from an independent investment banker. The discounted preferred stock accretes non-cash dividend income at an annual rate of 11.72% and is mandatorily redeemable in 2049. The discounted preferred stock converts into 26.51% of the common equity of Bladeland upon the future exercise of the warrants. The warrants are exercisable at maturity, which is in 25 years, upon an initial public offering by Bladeland, or upon a change of control in Bladeland, in which the ownership of the equity investors becomes less than 50%. These securities are being accounted for on a cost basis.

    The sale of operations resulted in the recognition of a pre-and-after tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. The net assets of these operations are presented as net assets of businesses held for sale as of June 30, 2000, in the Consolidated Condensed Balance Sheet. In 1999, these operations had annual net sales of approximately $290 million.

BUSINESS ACQUISITIONS

    In July 2000, Nabisco acquired UB's operations in China, Hong Kong and Taiwan for approximately $99 million as part of its agreement to join the consortium of investors discussed above. In 1999, these operations had annual net sales of approximately $66 million.

    In November 1999, Nabisco acquired certain assets and liabilities of Favorite Brands International, Inc., a company operating under Chapter 11 of Title 11 of the U.S. Code. As of June 30, 2000, the purchase price allocation was completed and resulted in total goodwill of $106 million, an increase of $38 million from December 31, 1999. The after-tax net increase in goodwill consisted of:

(IN MILLIONS)
-------------
Fair value adjustments to:
  Property, plant and equipment.............................       $16
  Certain working capital items.............................        12
Severance accruals..........................................         5
Contract exit cost accruals.................................         5
                                                                   ---
                                                                   $38
                                                                   ===

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

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal court of appeals for the Second, Third, Fifth, Seventh and Ninth Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs have filed notices of appeal.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 2 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., and RJR Acquisition Corp. (which is incorporated by reference to Annex C to the Preliminary
        Proxy Statement on Schedule 14A filed on July 21, 2000).
 3.1 Amended By-Laws of Nabisco Group Holdings Corp. as amended effective June 25, 2000.
10.1 Agreement and Plan of Merger, dated as of June 25, 2000 among Nabisco Holdings Corp., Philip Morris Companies Inc., and Strike Acquisition Corp. (which is incorporated by reference to Annex A to the Preliminary Proxy Statement on
        Schedule 14A filed on July 21, 2000).
10.2 Voting and Indemnity Agreement dated as of June 25, 2000 between Nabisco Group Holdings Corp., Philip Morris
        Companies Inc., and Nabisco Holdings Corp (which is incorporated by reference to Annex B to the Preliminary
        Proxy Statement on Schedule 14A filed on July 21, 2000).
10.3 Amendment to Form of Non-Qualified Stock Option Agreement between Nabisco Group Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants)
        (incorporated by reference to Exhibit 10.3 to Quarterly
        Report on Form 10-Q of Nabisco Group Holdings Corp. for the fiscal quarter ended June 30, 2000, filed August 14, 2000
        (the "June 2000 NGH Form 10-Q")).
10.4    Amendment to Form of Restricted Stock Unit Agreement between
        Nabisco Group Holdings Corp. and the optionee named therein dated June 28, 2000 (1999 and 2000 grants) (incorporated by reference to Exhibit 10.4 to the June 2000 NGH Form 10-Q).
10.5 Amendment to Tax Sharing Agreement dated as of June 25, 2000 among Nabisco Group Holdings Corp., R.J. Reynolds Tobacco
        Holdings, Inc., Nabisco Holdings Corp. and R. J. Reynolds
        Tobacco Company (incorporated by reference to Exhibit 10.5 to the June 2000 NGH Form 10-Q).
12.1    Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Combined Fixed Charges and Preferred Stock
        Dividends/Deficiency in the Coverage of Combined Fixed
        Charges and Preferred Stock Dividends by Earnings Before
        Fixed Charges for the six months ended June 30, 2000
        (incorporated by reference to Exhibit 12.1 to the June 2000
        NGH Form 10-Q).
12.2    Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Fixed Charges/ Deficiency in the Coverage of
        Fixed Charges By Earnings Before Fixed Charges for the six months ended June 30, 2000 (incorporated by reference to Exhibit 12.2 to the June 2000 NGH Form 10-Q).
27 Nabisco Group Holdings Corp. Financial Data Schedule for the six months ended June 30, 2000 (incorporated by reference to Exhibit 27 to the June 2000 NGH Form 10-Q).

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