Form 10-Q
period 2000-09-30
NABISCO GROUP HOLDINGS CORP
filed 2000-11-14
CIK 847903

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: OCTOBER 31, 2000:
326,452,420 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                                           PAGE
                                                                                      --------------
PART I--FINANCIAL INFORMATION

Item 1.                 Financial Statements

                        Consolidated Condensed Statements of Income--Three and Nine
                          Months Ended September 30, 2000 and 1999..................               1

                        Consolidated Condensed Statements of Comprehensive
                          Income--Three and
                          Nine Months Ended September 30, 2000 and 1999.............               2

                        Consolidated Condensed Statements of Cash Flows--Nine Months
                          Ended September 30, 2000 and 1999.........................               3

                        Consolidated Condensed Balance Sheets--September 30, 2000
                          and
                          December 31, 1999.........................................               4

                        Notes to Consolidated Condensed Financial Statements........               5

Item 2.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................              13

Item 3.                 Quantitative and Qualitative Disclosures About Market
                          Risk......................................................              18

PART II--OTHER INFORMATION

Item 1.                 Legal Proceedings...........................................              19

Item 4.                 Submission of Matters to a Vote of Securities Holders.......              20

Item 6.                 Exhibits and Reports on Form 8-K............................              20

Signatures..........................................................................              21

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                          NABISCO GROUP HOLDINGS CORP.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                 (DOLLARS IN MILLIONS EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS               NINE MONTHS
                                                                  ENDED                     ENDED
                                                              SEPTEMBER 30,             SEPTEMBER 30,
                                                           -------------------       -------------------
                                                             2000       1999           2000       1999
                                                           --------   --------       --------   --------
NET SALES................................................   $2,253     $2,057         $6,580    $ 5,935
                                                            ------     ------         ------    -------
Costs and expenses:
  Cost of products sold..................................    1,231      1,133          3,594      3,249
  Selling, advertising, administrative and general
    expenses.............................................      779        679          2,250      2,023
  Amortization of trademarks and goodwill................       55         54            165        161
  Restructuring credit...................................       --        (59)           (27)       (59)
                                                            ------     ------         ------    -------
    OPERATING INCOME.....................................      188        250            598        561
Interest and debt expense................................      (73)       (66)          (220)      (254)
Other income (expense), net..............................        4         (4)            --        (14)
                                                            ------     ------         ------    -------
    INCOME BEFORE INCOME TAXES...........................      119        180            378        293
Provision for income taxes...............................       48         64            153        109
                                                            ------     ------         ------    -------
    INCOME BEFORE MINORITY INTEREST IN INCOME OF NABISCO
      HOLDINGS...........................................       71        116            225        184
Less minority interest in income of Nabisco Holdings.....       15         22             46         42
                                                            ------     ------         ------    -------
    INCOME FROM CONTINUING OPERATIONS....................       56         94            179        142
Discontinued operations:
  Income from operations of discontinued businesses, net
    of income taxes......................................       --         --             --         24
  Gain on discontinued businesses, net of income taxes...       --         --             --      2,970
                                                            ------     ------         ------    -------
    INCOME BEFORE EXTRAORDINARY ITEM.....................       56         94            179      3,136
Extraordinary item--loss on early extinguishment of debt,
  net of income taxes....................................       --         (2)            --       (281)
                                                            ------     ------         ------    -------
    NET INCOME...........................................   $   56     $   92         $  179    $ 2,855
                                                            ======     ======         ======    =======
BASIC NET INCOME (LOSS) PER SHARE:
  Income from continuing operations......................   $  .17     $  .29         $  .55    $   .43
  Income from discontinued operations....................       --         --             --       9.21
  Extraordinary loss.....................................       --       (.01)            --       (.87)
                                                            ------     ------         ------    -------
    Net income...........................................   $  .17     $  .28         $  .55    $  8.77
                                                            ======     ======         ======    =======
DILUTED NET INCOME (LOSS) PER SHARE:
  Income from continuing operations......................   $  .17     $  .29         $  .55    $   .42
  Income from discontinued operations....................       --         --             --       9.21
  Extraordinary loss.....................................       --       (.01)            --       (.87)
                                                            ------     ------         ------    -------
    Net income...........................................   $  .17     $  .28         $  .55    $  8.76
                                                            ======     ======         ======    =======

DIVIDENDS DECLARED PER COMMON SHARE......................   $.1225     $.1225         $.3675    $1.1475
                                                            ======     ======         ======    =======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

           CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

                             (DOLLARS IN MILLIONS)

                                                                 THREE MONTHS             NINE MONTHS
                                                                    ENDED                    ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                            ----------------------   ----------------------
                                                              2000          1999       2000          1999
                                                            --------      --------   --------      --------
NET INCOME................................................   $   56        $   92     $  179        $2,855
                                                             ------        ------     ------        ------
Other comprehensive income (loss):
  Reclassification of cumulative translation losses
    related to businesses sold included in net income.....       --            --         41           218
  Minimum pension liability associated with the
    distribution of R.J. Reynolds Tobacco Holdings, Inc.
    stock.................................................       --            --         --             6
  Cumulative translation adjustment.......................       (3)          (16)       (24)         (104)
  (Provision) benefit for income taxes....................       --            --         --            --
                                                             ------        ------     ------        ------
OTHER COMPREHENSIVE INCOME, NET OF INCOME TAX.............       (3)          (16)        17           120
                                                             ------        ------     ------        ------
COMPREHENSIVE INCOME......................................   $   53        $   76     $  196        $2,975
                                                             ======        ======     ======        ======

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                               NINE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                   2000             1999
                                                              --------------   --------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income................................................      $ 179           $ 2,855
  Less income from discontinued operations..................         --             2,994
                                                                  -----           -------
  Income (loss) from continuing operations..................        179              (139)
                                                                  -----           -------
  Adjustments to reconcile to net cash flows from (used in)
    continuing operating activities:
      Depreciation of property, plant and equipment.........        201               198
      Amortization of intangibles...........................        165               161
      Deferred income tax provision.........................         37                28
      Extraordinary loss on early extinguishment of debt....         --               431
      Restructuring credit..................................        (27)              (59)
      Restructuring payments................................        (46)              (65)
      Accounts receivable, net..............................         44               (59)
      Inventories...........................................       (108)             (184)
      Accounts payable and accrued liabilities, including
        income taxes........................................       (163)             (340)
      Other, net............................................         69                27
                                                                  -----           -------
        Total adjustments...................................        172               138
                                                                  -----           -------
    Net cash flows from (used in) continuing operating
      activities............................................        351                (1)
    Net cash flows from discontinued operations.............         --             2,284
                                                                  -----           -------
    Net cash flows from operating activities................        351             2,283
                                                                  -----           -------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Capital expenditures......................................       (132)             (150)
  Purchases of financial investments, net of maturities.....          4              (114)
  Proceeds from sale of assets..............................         31                27
  Investment in Finalrealm transactions.....................       (151)               --
  Acquisition of businesses.................................         --              (107)
  Repurchases of Nabisco Holdings' Class A common stock.....        (13)              (12)
  Proceeds from exercise of Nabisco Holdings' Class A common
    stock options...........................................         20                 7
                                                                  -----           -------
    Net cash flows (used in) investing activities...........       (241)             (349)
                                                                  -----           -------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of long-term debt..............        111               497
  Repayments of long-term debt..............................       (222)             (515)
  Increase in notes payable.................................        133               183
  Dividends paid on common and preferred stock..............       (149)             (583)
  Repurchase/redemption of trust preferred securities.......         --            (1,265)
  Repurchase of ESOP preferred stock........................         --              (202)
  Other, net................................................          9                63
                                                                  -----           -------
    Net cash flows (used in) financing activities...........       (118)           (1,822)
                                                                  -----           -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         (3)               (9)
                                                                  -----           -------
    Net change in cash and cash equivalents.................        (11)              103
Cash and cash equivalents at beginning of period............        254               112
                                                                  -----           -------
Cash and cash equivalents at end of period..................      $ 243           $   215
                                                                  =====           =======
Income taxes paid, net of refunds...........................      $  45           $    85
Interest paid...............................................      $ 218           $   265

           SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                          NABISCO GROUP HOLDINGS CORP.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                             (DOLLARS IN MILLIONS)

                                                              SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                              ------------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents.................................        $   243             $   254
  Short-term investments....................................              9                   6
  Accounts receivable, net of allowance for doubtful
    accounts of $39 million and $52 million, respectively...            560                 681
  Deferred income taxes.....................................            112                 114
  Inventories...............................................            951                 898
  Prepaid expenses and other current assets.................             73                  79
                                                                    -------             -------
      TOTAL CURRENT ASSETS..................................          1,948               2,032
                                                                    -------             -------
Property, plant and equipment, net..........................          2,943               3,089
Trademarks, net.............................................          3,343               3,443
Goodwill, net...............................................          3,045               3,159
Other assets and deferred charges...........................            548                 238
                                                                    -------             -------
                                                                    $11,827             $11,961
                                                                    =======             =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................        $    80             $    39
  Account payable...........................................            359                 642
  Accrued liabilities.......................................          1,087               1,056
  Current maturities of long-term debt......................            100                 158
  Income taxes accrued......................................            166                 107
                                                                    -------             -------
      TOTAL CURRENT LIABILITIES.............................          1,792               2,002
                                                                    -------             -------
Long-term debt (less current maturities)....................          3,834               3,892
Minority interest in Nabisco Holdings.......................            790                 763
Other noncurrent liabilities................................            809                 768
Deferred income taxes.......................................          1,253               1,277
Contingencies (Note 6)
Nabisco Group Holdings' obligated mandatorily redeemable
  preferred securities of subsidiary trust holding solely
  junior subordinated debentures*...........................             98                  98
Stockholders' equity:
  Common stock (326,438,760 and 326,146,847 shares issued
    and outstanding at September 30, 2000 and December 31,
    1999, respectively).....................................              3                   3
  Paid-in capital...........................................          3,469               3,459
Retained earnings...........................................            184                 125
Accumulated other comprehensive income (loss)...............           (303)               (320)
Treasury stock, at cost.....................................           (100)               (100)
Unamortized restricted stock................................             (2)                 (6)
                                                                    -------             -------
        TOTAL STOCKHOLDERS' EQUITY..........................          3,251               3,161
                                                                    -------             -------
                                                                    $11,827             $11,961
                                                                    =======             =======

------------------------

* The sole asset of the subsidiary trust is the junior subordinated debentures of Nabisco Group Holdings Corp. The remaining outstanding junior subordinated debentures have an aggregate principal amount of approximately $101 million, an annual interest rate of 9 1/2%, and mature in September, 2047. The preferred securities outstanding as of September 30, 2000 will be mandatorily redeemed for $98 million upon redemption of the junior subordinated debentures.

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

    For interim reporting purposes, certain costs and expenses are charged to operations in proportion to the estimated total annual amount expected to be incurred. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000.

    In management's opinion, the accompanying unaudited consolidated condensed financial statements (the "Consolidated Condensed Financial Statements") of NGH contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods presented. The Consolidated Condensed Financial Statements should be read in conjunction with the consolidated financial statements and footnotes in the Annual Report on Form 10-K of NGH, as amended, at December 31, 1999.

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

    The sale of operations resulted in the recognition of a pre-and-after tax loss of approximately $18 million that was recorded in selling, advertising, administrative and general expenses in the quarter ended June 30, 2000. In 1999, these operations had annual net sales of approximately $290 million.

    As a result of the transaction, Nabisco recorded $12 million of investor financing fee income during the third quarter of 2000 in other income (expense), net.

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

    In December 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. NGH is required to adopt SAB No. 101, as amended, in the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when certain revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. NGH has determined that the impact of adoption or subsequent application of SAB No. 101 will not have a material effect on its financial position or result of operations.

    During the second quarter of 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF
No. 00-14 addresses the recognition, measurement and statement of income classification of various sales incentives and will be effective for the fourth quarter of 2000. NGH has determined that the impact of adoption will be a reduction of approximately 1% to 2% on its net sales, with no impact on its net income. Certain sales incentives, principally for consumer coupon redemption expenses, currently included in selling, advertising, administrative and general expenses will be reclassified as a reduction of net sales and, upon adoption, prior period amounts will be restated for comparative purposes.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. NGH will adopt SFAS No. 140 for transactions occurring after March 31, 2000. NGH has not yet determined the impact that such adoption or subsequent application will have on its financial position or results of operations.

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
                                               ====            ===           ====          ===        ====

    Total charges and payments include net cash expenditures, non-cash charges primarily for asset impairments and committed severance and benefits to be paid. The total cash payments, net of cash proceeds applied against the restructuring reserves totaled $122 million, which is comprised of cumulative cash expenditures of $170 million and cumulative cash proceeds of $48 million. For the nine months ended September 30, 2000, cash payments, net of cash proceeds totaled $19 million, which is comprised of $46 million of cash expenditures and $27 million of cash proceeds which were applied against the restructuring reserves. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, are being transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $7 million subsequent to September 30, 2000.

NOTE 2 -- CHANGE OF CONTROL

PROPOSED TRANSACTIONS

    On June 25, 2000, the board of directors of NGH approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris Companies, Inc. (the "Nabisco Sale") pursuant to a merger in which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings merger"), and (2) the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. ("RJR") pursuant to a merger in which RJR will acquire all of the outstanding NGH common stock for $30 per share (the "NGH merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of regulatory approvals. Completion of the NGH merger is also subject to customary closing conditions, including receipt of regulatory approvals and is conditioned on the completion of the Nabisco Sale. There can be no assurance that such approvals will be obtained. On October 27, 2000, the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR as discussed in Note 7--Subsequent Events. The transactions are expected to close during the fourth quarter of 2000.

NGH STOCKHOLDER VOTE REQUIRED TO APPROVE THE NABISCO SALE AND THE NGH MERGER

    The Nabisco Sale requires approval by holders of a majority of the outstanding shares of NGH common stock because the Nabisco Holdings shares constitute substantially all of the assets of NGH. The Nabisco Sale represents approximately $11.728 billion in gross proceeds to NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the Nabisco Sale which generally provides that, subject to receiving approval of the Nabisco Sale from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings merger. The approval by NGH, as discussed above, is the only Nabisco Holdings stockholder approval required to complete the Nabisco Holdings merger.

    All costs and expenses incurred in connection with the Nabisco Holdings merger agreement and related transactions will be paid by the Company incurring such costs or expenses, except that Nabisco Holdings and NGH have agreed that Nabisco Holdings will be responsible for fees and expenses of the financial, legal and other advisors to Nabisco Holdings and NGH up to $50 million, and NGH will be responsible for all such fees and expenses in excess of $50 million.

    In connection with the Nabisco Holdings merger and the NGH merger, both NGH and Nabisco Holdings incurred costs during the third quarter of 2000 for financial, legal and other advisor fees. These costs amounted to $21 million at Nabisco Holdings and an additional $2 million at NGH. In addition, in accordance with the terms of the Nabisco Holdings merger agreement, and upon depletion of its existing treasury stock inventory, Nabisco Holdings paid cash to satisfy the excess of the market price of Nabisco Holdings stock at the time of exercise, over the exercise price of Nabisco Holdings stock options. As a result, NGH recognized compensation expense of $28 million during the third quarter and first nine months of 2000. These costs have been classified as selling, advertising, administrative and general expenses in the accompanying Consolidated Condensed Statements of Income.

NOTE 3 -- INVENTORIES

    The major classes of inventory are as follows:

                                                              SEPTEMBER 30,        DECEMBER 31,
IN MILLIONS                                                       2000                 1999
-----------                                                   -------------        ------------
Finished products...........................................      $605                 $551
Raw materials...............................................       211                  199
Work in process.............................................        32                   45
Other.......................................................       103                  103
                                                                  ----                 ----
                                                                  $951                 $898
                                                                  ====                 ====

NOTE 4 -- NET INCOME PER SHARE

                                      THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------   -----------------------------------------
                                         2000                  1999                  2000                  1999
                                  -------------------   -------------------   -------------------   -------------------
                                   BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                  --------   --------   --------   --------   --------   --------   --------   --------
Income from continuing
  operations applicable to
  common stock:
  Income from continuing
    operations..................  $    56    $    56    $     94   $     94   $   179    $   179    $    142   $    142
  Preferred stock dividends.....       --         --          --         --        --         --          (8)        (8)
                                  -------    -------    --------   --------   -------    -------    --------   --------
                                  $    56    $    56    $     94   $     94   $   179    $   179    $    134   $    134
                                  =======    =======    ========   ========   =======    =======    ========   ========
Weighted average number of
  common and common equivalent
  shares outstanding (in
  thousands):
  Common shares.................  326,203    326,203     325,190    325,190   325,939    325,939     324,671    324,671
  Assumed exercise of NGH's
    stock options...............       --      5,235          --        263        --      2,405          --        286
                                  -------    -------    --------   --------   -------    -------    --------   --------
                                  326,203    331,438     325,190    325,453   325,939    328,344     324,671    324,957
                                  =======    =======    ========   ========   =======    =======    ========   ========

    Common shares exclude 179,500 and 949,100 shares of restricted stock as the vesting provisions had not been met at September 30, 2000 and 1999, respectively.

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

    NGH's management evaluates the performance and allocates resources based upon operating company contribution ("OCC"). OCC for each reportable segment is operating income before amortization of intangibles and exclusive of a restructuring credit, loss on sale of businesses restructuring-related expenses and costs associated with the Nabisco Holdings merger and the NGH merger. Such costs include the cash buyout of exercised Nabisco Holdings stock options and financial, legal and other advisor fees.

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
IN MILLIONS                                                     2000       1999       2000       1999
-----------                                                   --------   --------   --------   --------
Net sales from external customers:
  Nabisco Biscuit Company...................................   $  962     $  924     $2,779     $2,688
  Nabisco Foods Company.....................................      748        545      2,112      1,527
  International Food Group..................................      543        588      1,689      1,720
                                                               ------     ------     ------     ------
      Total.................................................   $2,253     $2,057     $6,580     $5,935
                                                               ======     ======     ======     ======
Segment operating company contribution:
  Nabisco Biscuit Company...................................   $  161     $  136     $  439     $  386
  Nabisco Foods Company.....................................      100         74        271        196
  International Food Group..................................       40         49        112        129
  Other.....................................................       (7)        (2)       (17)        (2)
                                                               ------     ------     ------     ------
Total segment operating company contribution................      294        257        805        709
Cash buyout of exercised Nabisco Holdings stock options.....      (28)        --        (28)        --
Financial, legal and other advisor fees.....................      (23)        --        (23)        --
Loss on sale of businesses..................................       --         --        (18)        --
Restructuring credit........................................       --         59         27         59
Restructuring-related expenses..............................       --        (12)        --        (46)
Amortization of trademarks and goodwill.....................      (55)       (54)      (165)      (161)
                                                               ------     ------     ------     ------
Consolidated operating income...............................      188        250        598        561
Interest and debt expense...................................      (73)       (66)      (220)      (254)
Other income (expense), net.................................        4         (4)        --        (14)
                                                               ------     ------     ------     ------
Income before income taxes..................................   $  119     $  180     $  378     $  293
                                                               ======     ======     ======     ======

NOTE 6 - CONTINGENCIES

TOBACCO LITIGATION

    As of November 1, 2000, NGH was a defendant in 22 lawsuits arising out of its now severed relationship with the tobacco business conducted by its former subsidiary, R.J. Reynolds Tobacco Company ("Reynolds Tobacco") or its subsidiaries. During the third quarter of 2000, NGH was not served with any new tobacco related cases and was voluntarily dismissed from 19 such cases. Since the close of the third quarter, NGH has been dropped from seven additional cases but, on November 9, 2000, was served in one new case (brought by the European Union). These tobacco related cases name NGH on a variety of theories, not always specifically pled, that seek to impose liability on NGH for injuries allegedly caused by the use, sale, distribution, manufacture, development, advertising, marketing or health effects of, exposure to, or research, statements or warnings regarding cigarettes. None of these cases is scheduled for trial in 2000 or the first quarter of 2001.

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

    Although NGH had been named, and in many cases served in a number of anti-trust cases, also arising from the sale of tobacco products, as of November 1, 2000, NGH (as well as other present or former parent companies) had been voluntarily dismissed without prejudice from 18 anti-trust cases in which it had previously been a defendant in various state courts. In 14 additional such cases in which NGH had been named but not served, NGH has been dropped from the cases but plaintiffs have reserved the right to reinstate their cases against NGH in certain future circumstances. NGH and other parent or former parent companies were voluntarily dismissed from all the antitrust cases previously pending against them in federal courts. NGH has not yet been dismissed or dropped from three state court anti-trust cases. These cases, all of which seek to be certified as class actions, allege violations of state anti-trust law and are brought by plaintiffs who claim to represent direct purchasers, indirect purchasers and retail purchasers of cigarettes.

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

    In the health-care cost-recovery cases of the kind noted above, defendants also argue that the case should be dismissed because of the settled law that one who pays an injured person's medical expenses is legally too remote to maintain an action against the person allegedly responsible for the injury. Most courts that have decided motions to dismiss based on this argument, including the federal court of appeals for the Second, Third, Fifth, Seventh, Ninth and Eleventh Circuits, have granted motions to dismiss on these "remoteness" grounds. Ten of these union cases, all pending in New York State courts, have been consolidated and, on March 6, 2000, defendants' motion to dismiss these cases on "remoteness" grounds was granted. Plaintiffs have filed notices of appeal and have until January 2001 to perfect their appeals.

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

    In addition to the cases pending against NGH, there are approximately 1,670 lawsuits relating to cigarettes in which Reynolds Tobacco, and sometimes RJR, are defendants. Eleven hundred of these cases are contained in two complaints filed in the last quarter by the same law firm in West Virginia. Reynolds is also a defendant in approximately 3,100 additional individual lawsuits arising from a Florida environmental tobacco smoke class action lawsuit that was settled in 1997.

    One Florida class action case, in which Reynolds Tobacco is a defendant, ENGLE VS. R.J. REYNOLDS TOBACCO COMPANY, is being tried in several phases. The jury, on July 7, 1999, found against Reynolds Tobacco and the other cigarette company defendants in the first phase which included issues of liability, general causation and entitlement to punitive damages. The second phase, considering the claims of class representatives, was completed on April 7, 2000 with an award of $12.7 million to three class members (although $5.831 million of this award was attributable to a plaintiff against whom the jury found that the statute of limitations had already run out).

    The same jury subsequently heard the case for a lump sum award of punitive damages and on July 14, 2000 awarded $145 billion against the defendants as a group of which $36.3 billion was allotted to Reynolds Tobacco. The defendants, including Reynolds Tobacco, on July 24, 2000 filed numerous post-verdict motions, including motions for a new trial and to reduce the punitive damages award. They also sought to remove the case to federal district court, but the federal court, on November 3, 2000, remanded the case back to the state court on the ground that removal was premature. Promptly upon remand, the state court judge issued an order denying all of the defendants' post-trial motions and purporting to enter a final judgment as to the second phase of the trial.

    Defendants intend to appeal the remand decision to the 11th Circuit Court of Appeals and have filed a notice of appeal of the state judge's order to the Florida 3rd District Court of Appeal. To prevent plaintiffs from seeking to recover the damages awarded during the second phase of trial while defendants are pursuing their appeals, Reynolds Tobacco has posted two bonds: a civil supersedeas bond of $100,000,000, the statutory limit, with respect to its potential obligations under the punitive damages award, and a second bond in the amount of the compensatory damages award plus interest. Under the trial plan, the third phase will address all other class members' claims in individual trials before separate juries.

    A recently enacted Florida statute established the limits for the supersedeas bond described above, but it is possible that plaintiffs will challenge the validity of this legislative limitation, and, if successful, require a bond in the full amount of the punitive damages award plus interest. If Reynolds Tobacco and RJR are unable to satisfy their payment obligations for any adverse judgments against them in ENGLE or any other of these cases pending against them, it is possible that plaintiffs in these cases would seek to recover the unsatisfied obligations from the assets of NGH by bringing lawsuits on various theories.

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

NOTE 7 -- SUBSEQUENT EVENTS

    On October 27, 2000 the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR.

    In November 2000, Nabisco signed definitive agreements for the sale of its domestic breath mints, gum, dry mix dessert and baking powder businesses. These transactions are conditioned on completion of the acquisition of Nabisco Holdings by Philip Morris and are subject to customary closing conditions, including receipt of regulatory approval. In 1999, these businesses had net sales and operating income of approximately $314 million and $96 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion and analysis of NGH's financial condition and results of operations. The discussion and analysis of the results of operations is divided into separate sections for sales and operating company contribution and operating income. The sales section includes information as reported in the historical financial statements, followed by management's discussion and analysis of these results. The operating income and operating company contribution section provides a reconciliation of operating income to operating company contribution, which excludes amortization of trademarks and goodwill and special items that management believes impact the comparability of historical results. This is followed by management's discussion and analysis of operating company contribution ("OCC") which is presented on a basis consistent with how the businesses are managed. Special items include a restructuring credit, loss on sale of businesses, restructuring-related expenses and costs associated with the Nabisco Holdings merger and the NGH merger that management believes affect the comparability of the results of operations. OCC should not be viewed as a substitute for the historical results of operations but as a tool to better understand the underlying trends in the business. The discussion and analysis of NGH's financial condition and results of operations should be read in conjunction with the historical financial information and the related notes thereto included in the Consolidated Condensed Financial Statements.

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

NET SALES

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------------------   ------------------------------
DOLLARS IN MILLIONS                                  2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                                --------   --------   --------   --------   --------   --------
  Nabisco Biscuit Company........................   $  962     $  924        4 %     $2,779     $2,688        3 %
  Nabisco Foods Company..........................      748        545       37 %      2,112      1,527       38 %
  International Food Group.......................      543        588       (8)%      1,689      1,720       (2)%
                                                    ------     ------                ------     ------
  Total..........................................   $2,253     $2,057       10 %     $6,580     $5,935       11 %
                                                    ======     ======                ======     ======

    - Nabisco Biscuit Company's net sales increased 4% in the third quarter and 3% in the first nine months versus the same periods last year. The increase in both periods resulted from the continued momentum in volume growth from its cookie and cracker brands of 3% and 4 % for the third quarter and first nine months of 2000, respectively, versus the same periods last year, and favorable pricing actions. These volume gains were driven by new products, increased marketing investment and the increasing efficiency and effectiveness of Biscuit's reorganized direct store delivery sales force. Several discontinued breakfast food and snack products partially offset the improvements in both periods.

    - Nabisco Foods Company's net sales increased 37% in the third quarter and 38% in the first nine months versus the comparable periods last year. Excluding the impact on net sales resulting from the November 1999 acquisition of the Favorite Brands' business, net sales grew 4% in the third quarter and 8% in the first nine months, over the respective prior year periods. Volume gains from confections, including the impact of several new products, and condiments, coupled with favorable pricing actions continued to drive growth in both periods. Volume gains in nuts and pet snacks also contributed to the increase in net sales for the first nine months versus the same period last year.

    - International Food Group's net sales decreased 8% in the third quarter and 2% in the first nine months versus the same periods last year. Excluding the net sales of Spain, Portugal and the Middle East, whose operations were disposed of in July of 2000, International's net sales increased 4% in both the third quarter and first nine months of 2000 over the comparable 1999 periods. In the third quarter, the net sales increase, after excluding the disposals in 2000, was due to the additional volume contributed by the Canale acquisition and gains in Asia, primarily pricing, and Canada, due to volume, offset by softness in pricing for the Southern Cone Region of South America, principally Argentina and Uruguay. Year to date gains were attributable to the addition of Canale, higher volume in Venezuela offset in part by volume weakness in Mexico and both price and volume weakness in the balance of the Southern Cone business.

OPERATING INCOME AND OPERATING COMPANY CONTRIBUTION

                                                    THREE MONTHS                     NINE MONTHS
                                                ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                           ------------------------------   ------------------------------
DOLLARS IN MILLIONS                          2000       1999     % CHANGE     2000       1999     % CHANGE
-------------------                        --------   --------   --------   --------   --------   --------
OPERATING INCOME.........................   $  188     $  250      (25)%     $  598     $  561         7 %
                                            ------     ------                ------     ------

ITEMS EXCLUDED FROM OPERATING COMPANY
CONTRIBUTION:

    Amortization of trademarks and
      goodwill...........................       55         54                   165        161

Special items:

    Cash buyout of exercised Nabisco
      Holdings stock options.............       28         --                    28         --
    Financial, legal and other advisor
      fees in connection with the Nabisco
      Holdings and NGH mergers...........       23         --                    23         --
    Restructuring credit.................       --        (59)                  (27)       (59)
    Loss on sale of businesses...........       --         --                    18         --
    Restructuring-related expenses.......       --         12                    --         46
                                            ------     ------                ------     ------
                                               106          7                   207        148
                                            ------     ------                ------     ------

OPERATING COMPANY CONTRIBUTION BY
SEGMENT:

  Nabisco Biscuit Company................      161        136       18 %        439        386        14 %
  Nabisco Foods Company..................      100         74       35 %        271        196        38 %
  International Food Group...............       40         49      (18)%        112        129       (13)%
  Other..................................       (7)        (2)      --          (17)        (2)       --
                                            ------     ------                ------     ------
  Total..................................   $  294     $  257       14 %     $  805     $  709        14 %
                                            ======     ======                ======     ======

THE FOLLOWING DISCUSSION AND ANALYSIS IS BASED ON OPERATING COMPANY
CONTRIBUTION:

    - Nabisco Biscuit Company's operating company contribution increased 18% in the third quarter and 14% in the first nine months versus the same prior year periods. The third quarter results were primarily attributable to gains in cookie and cracker volumes and favorable pricing actions offset in part by higher marketing investment. Driving the first nine months' improvement was strong cookie and cracker volumes, lower raw material costs, and higher pricing. Partially offsetting this improvement were increased marketing investments and lower breakfast snack volumes.

    - Nabisco Foods Company's operating company contribution was $100 million in the third quarter of 2000, an increase of $26 million over the third quarter of 1999, and $271 million in the first nine months of 2000, an increase of $75 million from the first nine months of 1999. The results in both periods were primarily driven by strong volume gains coupled with favorable pricing. Increased marketing investments partially offset the first nine months' comparison.

    - International Food Group's operating company contribution declined 18% in the third quarter of 2000 and 13% in the first nine months of 2000 from the comparable 1999 periods principally due to the disposal of its operations in Spain, Portugal, and the Middle East in July of 2000. Excluding the results of these businesses, the International Food Group's operating company contribution was up 3% in the third quarter and 12% in the first nine months versus the same periods last year. The third quarter increase is primarily attributed to the sales gains noted above as costs remained flat with the prior year period. Canada, Mexico, Asia, and Venezuela reported higher OCC while Brazil and Southern Cone were weaker. The first nine month performance primarily reflects the sales gains noted, offset by higher marketing investment and foreign exchange. Strengths in Canada, Venezuela and the Asian businesses offset weaknesses in Brazil and Mexico.

INTEREST AND DEBT EXPENSE

    Consolidated interest and debt expense of $73 million and $220 million for the third quarter and first nine months of 2000 increased 11% and decreased 13%, respectively, from the same 1999 periods. The third quarter increase is due to higher average debt levels and higher average interest rates. The decrease in the first nine months comparison is primarily due to the repurchase and redemption of Trust Originated Preferred Securities in May 1999 offset in part by increased interest expense due to higher average interest rates and higher average debt levels.

OTHER INCOME (EXPENSE), NET

    Other income (expense), net was $4 million income and less than $1 million for the third quarter and first nine months of 2000 compared to $4 million expense and $14 million expense in the same 1999 periods. The third quarter comparison primarily reflects United Biscuits investor financing fee income of $12 million and dividend income accreted on the discounted preferred stock of $7 million. Partially offsetting these gains were increased foreign exchange losses primarily due to the impact of currency movements on this investment. The first nine months comparison also reflects lower foreign exchange losses not related to the United Biscuits transaction, offset in part by increased financing costs and lower interest income.

DISCONTINUED OPERATIONS

    Total income from discontinued operations was nil and $3.0 billion in the third quarter and first nine months of 1999, respectively. Discontinued operations represent the results from tobacco businesses and RJR Nabisco, Inc.'s corporate headquarters' expenses prior to the sale in the second quarter of 1999 of the international tobacco business and subsequent spin-off to shareholders of the domestic tobacco business.

NET INCOME

    Nabisco Group Holdings' net income of $56 million and $179 million for the third quarter and first nine months of 2000 compared with net income of $92 million and $2.9 billion for the same 1999 periods. The third quarter decrease primarily reflects lower operating income and higher interest and debt expense offset in part by a lower provision for income taxes and higher other income. The nine month decrease principally reflects the absence in 2000 of income from operations of discontinued businesses.

COMPREHENSIVE INCOME

    Comprehensive income was $53 million income and $196 million income for the third quarter and first nine months of 2000 versus income of $76 million and $3.0 billion in the comparable 1999 periods. The third quarter decrease primarily reflects lower net income partially offest by lower foreign currency translation losses. The nine month decrease is primarily due to lower net income and a decrease in the reclassification of cumulative translation losses related to businesses sold partially offset by lower foreign currency translation losses.

RESTRUCTURING

    Savings objectives set in Nabisco's 1998 restructuring programs are on target. As of September 30, 2000, the 1998 restructuring programs were complete. Pre-tax savings in 2000 are expected to be approximately $140 million including cash savings of $133 million and are expected to be approximately $145 million annually including cash savings of $135 million in 2001 and thereafter. In the second quarter of 2000, Nabisco recorded a net restructuring credit of $27 million in addition to the $67 million net restructuring credit recorded in 1999. These net credits reduced the restructuring charges to $436 million. Cumulative cash expenditures, net of cash proceeds, to date have totaled $122 million with $19 million expended in the first nine months of 2000. Cumulative cash payments, net of cash proceeds is comprised of $170 million in cash payments and cumulative cash proceeds of $48 million. For the nine months ended September 30, 2000, cash payments, net of cash proceeds is comprised of $46 million of cash expenditures and $27 million of cash proceeds. Although projects have been completed, proceeds to be collected and certain cash payments, primarily severance and benefits that are paid over time, are being transacted after the program completion dates. This is expected to result in a net cash inflow of approximately $7 million subsequent to September 30, 2000. For a further discussion of the restructuring programs, see Note 1 to the Consolidated Condensed Financial Statements.

LIQUIDITY AND FINANCIAL CONDITION

    Net cash flows from continuing operating activities for the first nine months of 2000 increased $352 million from the first nine months of 1999 to $351 million. The increase in net cash flows from continuing operating activities primarily reflects income from continuing operations in 2000 compared to a loss from continuing operations in 1999, lower working capital requirements and lower restructuring credits and payments partially offset by the absence of an extraordinary loss on the early extinguishment of debt in 2000.

    Cash flows used in investing activities for the first nine months of 2000 decreased $108 million from the first nine months of 1999 to $241 million, primarily due to maturities of financial investments in 2000 compared to net purchases of financial investments in 1999, lower acquisition expenditures, lower capital expenditures and increased proceeds from the exercise of Nabisco Holdings' common stock options partially offset by the investment in Finalrealm transactions.

    Capital expenditures were $132 million in the first nine months of 2000. Management expects that capital expenditures for 2000 will be approximately $270 million, which is sufficient to support the strategic and operating needs of Nabisco Holdings' businesses. Management also expects that cash flow from operations will be sufficient to support its planned capital expenditures in 2000.

    Cash flows used in financing activities were $118 million for the first nine months of 2000, a decrease of $1.7 billion from the first nine months of 1999. The decrease was principally due to the absence of trust preferred securities and ESOP preferred stock purchases and redemptions in 2000 and lower dividends paid on common and preferred stock partially offset by a reduction in net borrowings. The significant cash flows used in financing activities were sourced from cash inflows resulting from the sale of the international tobacco business in the third quarter of 1999.

    As of September 30, 2000, Nabisco's $1.5 billion revolving credit facility was unutilized and available to support borrowings. In addition, the 364-day $1.1 billion credit facility was utilized to support outstanding commercial paper borrowings of $1.01 billion, and accordingly, approximately $90 million was available. Effective October 26, 2000, the 364 day facility was renewed, amended and extended to January 25, 2001 to a $1.09 billion facility.

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

    At September 30, 2000, NGH's total debt (notes payable and long-term debt, including current maturities and mandatorily redeemable preferred securities) and total capital (total debt and stockholders' equity) amounted to approximately $4.1 billion and $7.4 billion, respectively, of which total debt is lower by approximately $75 million and total capital is higher by $15 million than at December 31, 1999. NGH's ratios of total debt to stockholders' equity and total debt to total capital were 1.3 to 1 and .56 to 1, respectively.

    NGH currently anticipates that it will pay a regular quarterly cash dividend that is approximately equal to the amount of the regular Nabisco Holdings' quarterly cash dividend that NGH expects to receive. There are no restrictions on the payment of Nabisco Holdings' customary quarterly dividend under the terms of the terms of the Nabisco Holdings merger agreement with Philip Morris Companies, Inc. However, the dividend payable on each NGH common share will be less than the dividend payable on each Nabisco Holdings' common share because the number of outstanding NGH common shares exceeds the number of Nabisco Holdings' shares owned by NGH. Passing through Nabisco Holdings' current annual dividend of $0.75 per share on NGH's 213,250,000 shares of Nabisco Holdings' stock would yield an annual dividend of approximately $0.49 per share on the 326,438,760 shares of NGH stock outstanding on September 30, 2000.

CHANGE OF CONTROL

PROPOSED TRANSACTIONS

    On June 25, 2000, the board of directors of NGH approved two major transactions: (1) the sale of NGH's 80.5% interest in Nabisco Holdings to Philip Morris Companies, Inc. (the "Nabisco Sale") pursuant to a merger in which Philip Morris will acquire all of the outstanding Nabisco Holdings common stock for $55 per share (the "Nabisco Holdings merger"), and (2) the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. ("RJR") pursuant to a merger in which RJR will acquire all of the outstanding NGH common stock for $30 per NGH share (the "NGH merger"). Completion of the Nabisco Holdings merger is subject to customary closing conditions, including receipt of regulatory approvals. Completion of the NGH merger is also subject to customary closing conditions, including receipt of regulatory approvals and is conditioned on the completion of Nabisco Sale. There can be no assurance that such approvals will be obtained. The transactions are expected to close during the fourth quarter of 2000.

NGH STOCKHOLDER VOTE REQUIRED TO APPROVE THE NABISCO SALE AND THE NGH MERGER

    The Nabisco Sale required approval by holders of a majority of the outstanding shares of NGH common stock because the Nabisco Holdings shares constitute substantially all of the assets of NGH. The Nabisco Sale represents approximately $11.728 billion in gross proceeds to NGH. NGH has entered into a voting and indemnity agreement with Philip Morris with respect to the Nabisco Sale which generally provides that, subject to receiving approval of the Nabisco Sale from NGH stockholders, NGH will promptly vote in favor of the Nabisco Holdings' merger. The approval by NGH was the only Nabisco Holdings' stockholder approval required to complete the Nabisco Holdings' merger.

    The NGH merger also required approval by holders of a majority of the outstanding shares of NGH common stock.

SUBSEQUENT EVENTS

    On October 27, 2000, the stockholders of NGH approved the acquisition of Nabisco Holdings by Philip Morris and the subsequent acquisition of NGH by RJR.

    In November 2000, Nabisco signed definitive agreements for the sale of its domestic breath mints, gum, dry mix dessert and baking powder businesses. These transactions are conditioned on completion of the acquisition of Nabisco Holdings by Philip Morris and are subject to customary closing conditions, including receipt of regulatory approvals. In 1999, these businesses had net sales and operating income of approximately $314 million and $96 million, respectively.

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

INTEREST RATE EXPOSURE

    The VaR, which is the potential loss in fair value of financial instruments resulting from Nabisco's exposure to changing interest rates, was $155 million after tax, net of minority interest at September 30, 2000, a decrease of $23 million from the December 31, 1999 amount.

COMMODITY PRICE EXPOSURE

    The VaR associated with Nabisco's derivative commodity instruments due to reasonably possible near-term changes in commodity prices, based on historical commodity price movements, would not result in a material effect on the future earnings of Nabisco.

    The VaR associated with Nabisco's net commodity exposure (anticipated future purchases less derivatives, inventory and firm purchase commitments) would result in a potential loss in earnings, before taxes and minority interest of $19 million at September 30, 2000, a decrease of $11 million from the December 31, 1999 amount.

    The VaR associated with either Nabisco's derivative commodity instruments or its net commodity exposure would not have a material effect on the fair value or cash flows of Nabisco.
                            ------------------------

    The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 6 to the Consolidated Condensed Financial Statements contains forward-looking statements concerning, among other things, the amount of savings from the restructuring program, the level of future capital expenditures, the level of dividends, the completion of the Nabisco Holdings and NGH mergers and litigation. These statements reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and factors including competitive pricing for products, commodity prices, success of new product innovations and acquisitions, economic conditions in countries where Nabisco Group Holdings' subsidiaries do business, the effects of currency fluctuations, the effects of government regulation and the status of litigation. Any changes in such assumptions or factors could produce significantly different results.

                                    PART II

ITEM 1. LEGAL PROCEEDINGS

    NGH is a defendant in a number of lawsuits (22 as of November 1, 2000) as a result of its now severed relationship with the tobacco business conducted by Reynolds Tobacco or its subsidiaries. For information about this litigation see
Note 6 to the Consolidated Condensed Financial Statements.

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

OTHER LITIGATION

    During the week of June 26, 2000, two actions were filed in the Court of Chancery for the State of Delaware and one action was filed in the Chancery Division of the Superior Court of New Jersey, in each case by alleged common stockholders of NGH on behalf of a purported class of similarly situated NGH stockholders. The actions are styled ALFONSE MAYER, ET AL. V. NABISCO GROUP HOLDINGS CORPORATION, ET AL., C.A. 18126, HARRIET RAND, ET AL. V. NABISCO GROUP HOLDINGS CORPORATION, ET AL., C.A. 18129NC, AND MARK SCHNEIDER V. STEVEN F. GOLDSTONE, ET AL., DOCKET NO. L-2028-00. The complaints in the actions name as defendants NGH and the members of its Board of Directors, and allege that the NGH directors breached their fiduciary duties to NGH stockholders by agreeing to the NGH merger and by allegedly failing to obtain the highest value for NGH stockholders in the NGH merger. The complaints sought injunctive relief and monetary damages in an unspecified amount. None of these complaints challenges the validity or fairness of the Nabisco Holdings' merger or seeks injunctive relief or monetary damages in connection with the Nabisco Holdings' merger.

    On October 3, 2000, the plaintiff in the New Jersey action filed an amended complaint, along with a demand for a court order granting a preliminary restraint to enjoin NGH from holding its October 27, 2000 stockholder meeting to vote on approval of the NGH merger and to require NGH to file a revised proxy statement. A hearing on this demand for a preliminary restraint was scheduled for October 25, 2000.

    On October 20, 2000, counsel for plaintiffs in the New Jersey and Delaware actions and counsel for defendants signed a memorandum of understanding in which the parties agreed in principle to settle the New Jersey and Delaware actions. The settlement will provide NGH, its directors, and all affiliated parties, with a full release and dismissal with prejudice. Among other things, the memorandum of understanding provides that NGH will obtain a written agreement from R. J. Reynolds Tobacco Holdings, Inc. ("RJR") to the effect that RJR will pay or cause to be paid to NGH stockholders, in the circumstances described in
Section 2.02(b) of the NGH Merger Agreement (which relates to any transaction in which NGH receives, as a stockholder or Nabisco Holdings Corp. ("NA"), more than $55 per NA share), an amount equal to 100% of the difference between the Net Proceeds (as defined in the NGH Merger Agreement) and $11.729 billion.

    On October 20, 2000, the parties to the New Jersey action advised the court that they had agreed to settle the case and that plaintiff's demand for a preliminary restraint was withdrawn.

    Nabisco Holdings and Nabisco, both subsidiaries of NGH, are defendants in various lawsuits arising in the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on those companies' or on NGH's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    The matters below were voted upon at the special meeting of stockholders of NGH held on October 27, 2000. Holders of Common Stock were entitled to vote upon the proposals to sell NGH's 80.5% interest in Nabisco Holdings Corp. to Philip Morris Companies, Inc., on the subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. for $30 per share and to grant discretionary authority to vote in favor of an adjournment of the meeting, if necessary. Holders present in person or by proxy at the meeting were entitled to vote 219,131,545 shares of Common Stock.

(a)   Sale of NGH's 80.5% interest in Nabisco Holdings Corp. to Philip Morris
      Companies, Inc.

      For.........................................................  216,324,824
      Against.....................................................    1,691,531
      Abstain.....................................................    1,115,190

      Subsequent acquisition of NGH by R.J. Reynolds Tobacco Holdings, Inc. for
(b)   $30
      per share

      For.........................................................  216,040,471
      Against.....................................................    1,822,877
      Abstain.....................................................    1,268,197

      Grant discretionary authority to vote in favor of an adjournment of the
(c)   meeting,
      if necessary

      For.........................................................  162,166,246
      Against.....................................................   49,710,706
      Abstain.....................................................    7,254,593

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

 10.1   First Amendment to the 364 Day Credit Facility dated as of
        September 8, 2000, among Nabisco Holdings Corp., Nabisco,
        Inc. and the lending institutions party thereto
        (incorporated by reference to Exhibit 10.1 to the Quarterly
        Report on Form 10-Q of Nabisco Holdings Corp. and Nabisco,
        Inc. for the fiscal quarter ended September 30, 2000 (the
        "September 2000 Nabisco Form 19-Q")).
 10.2 Nabisco, Inc. Deferred Compensation Plan, as amended and restated effective as of September 13, 2000 (incorporated by reference to Exhibit 10.2 to the September 2000 Nabisco
        Form 10-Q).
*12.1   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Combined Fixed Charges and Preferred Stock
        Dividends/Deficiency in the Coverage of Combined Fixed
        Charges and Preferred Stock Dividends by Earnings Before
        Fixed Charges for the nine months ended September 30, 2000.
*12.2   Nabisco Group Holdings Corp. Computation of Ratio of
        Earnings to Fixed Charges/ Deficiency in the Coverage of
        Fixed Charges By Earnings Before Fixed Charges for the nine months ended September 30, 2000.
*27 Nabisco Group Holdings Corp. Financial Data Schedule for the nine months ended September 30, 2000.

------------------------

*   Filed herewith

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

Date: November 14, 2000